Form 10-Q
period 2020-09-30
Gatos Silver, Inc.
filed 2020-12-09
CIK 1517006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-39649

GATOS SILVER, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2654848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8400 E. Crescent Parkway, Suite 600

Greenwood Village, CO 80111

(Address of principal executive offices) (Zip Code)

(303) 784-5350

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.001 per share)	GATO	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The Company has 700,000,000 share of common stock, par value $0.001, authorized of which 59,183,076 were issued and outstanding as of December 9, 2020.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GATOS SILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS

Current Assets
Cash and cash equivalents	$3,627	$9,085
Materials and supplies inventory	106	103
Deferred financing costs	3,381	1,777
Related party receivables	762	6,422
Other current assets	1,116	1,068
Total current assets	8,992	18,455
Non-Current Assets
Investment in affiliates	105,159	105,396
Metals inventory	250	250
Property, plant and equipment, net	28,418	30,194

Total Assets	$142,819	$154,295

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	$4,774	$3,465
Related-party convertible note	15,000	-
Non-Current Liabilities
Reclamation obligations	1,521	1,439

Shareholders' Equity
Common Stock, $0.001 par value; 100,000,000 shares authorized; 80,646,832 shares outstanding as of September 30, 2020 and December 31, 2019	80	80
Paid-in capital	379,204	375,921
Accumulated deficit	(256,733)	(225,583)
Treasury stock, at cost, 289,177 shares as of September 30, 2020 and December 31, 2019	(1,027)	(1,027)
Total shareholders' equity	121,524	149,391
Total Liabilities and Shareholders' Equity	$142,819	$154,295

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expenses
Exploration	$236	$386	$834	$913
Pre-development	507	561	1,555	1,701
General and administrative	2,387	839	5,644	3,528
Amortization	594	697	1,797	1,935
Total expenses	3,724	2,483	9,830	8,077

Other expense (income)
Dilution loss on affiliates	-	-	-	11,231
Equity (income) loss in affiliates	(3,447)	1,832	18,069	2,143
Arrangement fees	764	575	3,049	1,470
Interest expense	147	-	190	-
Other income	(1)	(10)	(10)	(25)
Foreign exchange (income) loss	(2)	(6)	22	-
Net other expense (income)	(2,539)	2,391	21,320	14,819
Net loss	$1,185	$4,874	$31,150	$22,896
Other comprehensive (gain) loss
Unrealized (gain) on securities, net of tax	-	(37)	-	(32)
Comprehensive loss	$1,185	$4,837	$31,150	$22,864

Net loss per share:
Basic and diluted	$0.01	$0.06	$0.38	$0.30

Weighted average shares outstanding:
Basic and diluted	81,012,253	80,539,748	81,011,545	76,900,138

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except for share amounts)

	Number		Amount
	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total
Balance at December 31, 2019	80,646,832	289,177	$80	$(1,027)	$375,921	$(225,583)	$-	$149,391
Stock-based compensation	-	-	-	-	1,031	-	-	1,031
Deferred share unit compensation	-	-	-	-	61	-	-	61
Net loss	-	-	-	-	-	(17,821)	-	(17,821)
Balance at March 31, 2020	80,646,832	289,177	80	(1,027)	377,013	(243,404)	-	132,662
Stock-based compensation	-	-	-	-	1,086	-	-	1,086
Net loss	-	-	-	-	-	(12,144)	-	(12,144)
Balance at June 30, 2020	80,646,832	289,177	80	(1,027)	378,099	(255,548)	-	121,604
Stock-based compensation	-	-	-	-	1,105	-	-	1,105
Net loss	-	-	-	-	-	(1,185)	-	(1,185)
Balance at September 30, 2020	80,646,832	289,177	80	(1,027)	379,204	(256,733)	-	121,524

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED) (Continued)

(In thousands, except for share amounts)

	Number		Amount
	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total
Balance at December 31, 2018	73,902,522	289,177	$74	$(1,027)	$331,802	$(187,765)	$(32)	143,052
Stock-based compensation	-	-	-	-	434	-	-	434
Unrealized loss on investments, net of tax	-	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	-	-	(2,403)	-	(2,403)
Balance at March 31, 2019	73,902,522	289,177	74	(1,027)	332,236	(190,168)	(40)	141,075
Issuance of common stock	4,244,310	-	4	-	25,462	-	-	25,466
Stock-based compensation	-	-	-	-	1,288	-	-	1,288
Deferred share unit compensation	-	-	-	-	316	-	-	316
Unrealized loss on investments, net of tax	-	-	-	-	-	-	3	3
Other	-	-	-	-	34	-	-	34
Net loss	-	-	-	-	-	(15,619)	-	(15,619)
Balance at June 30, 2019	78,146,832	289,177	78	(1,027)	359,336	(205,787)	(37)	152,563
Issuance of common stock	2,500,000	-	2	-	14,997	-	-	14,999
Stock-based compensation	-	-	-	-	807	-	-	807
Deferred share unit compensation	-	-	-	-	175	-	-	175
Unrealized loss on investments, net of tax	-	-	-	-	-	-	37	37
Other	-	-	-	-	(88)	-	-	(88)
Net loss	-	-	-	-	-	(4,874)	-	(4,874)
Balance at September 30, 2019	80,646,832	289,177	80	(1,027)	375,227	(210,661)	-	163,619

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(31,150)	$(22,896)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization	1,797	1,935
Dilution loss on affiliate	-	11,231
Accretion expense	82	76
Stock-based compensation expense	3,222	2,529
Equity loss in affiliates	18,069	2,143
Other	-	27

Changes in operating assets and liabilities:
Other current assets	(60)	(89)
Receivables from related-parties	(3,788)	(2,945)
Deposits	12	12
Accounts payable and other accrued liabilities	(80)	457
Materials and supplies inventory	(2)	56
Net cash used by operating activities	(11,898)	(7,464)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(22)	(513)
Investment in affiliates	(8,383)	(19,760)
Net cash used by investing activities	(8,405)	(20,273)

FINANCING ACTIVITIES
Related-party convertible debt	15,000	-
Payroll Protection Program loan	567	-
Deferred financing costs	(722)	(588)
Issuance of common stock	-	40,466
Net cash provided by financing activities	14,845	39,878
Net increase (decrease) in cash and cash equivalents	(5,458)	12,141
Cash and cash equivalents, beginning of period	9,085	3,457
Cash and cash equivalents, end of period	$3,627	$15,598

Supplemental disclosure of noncash transactions:
Deferred financing costs included in accounts payable and accrued liabilities	$882	$-
Director fees converted to deferred share units	$61	$491
Conversion of related party AR into LGJV capital contributions	$9,448	$-

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share, per share, option, and stock unit amounts)

1.	Description of Business and Basis of Preparation of Financial Statements

These financial statements represent the condensed consolidated financial position and results of operations of Gatos Silver, Inc. and its subsidiaries (“Gatos Silver” or “the Company”). Unless the context otherwise requires, references to Gatos Silver or the Company mean Gatos Silver, Inc. and its consolidated subsidiaries.

On October 30, 2020, the Company completed an initial public offering of 21,430,000 shares of its common stock at a price of $7.00 per share, resulting in gross proceeds from the offering of $150,010 and shares trading on the New York Stock Exchange and the Toronto Stock Exchange. On November 10, 2020, the Company issued an additional 3,214,500 shares of common stock at a price of $7.00 per share, through the exercise of the over-allotment option, with gross proceeds from the additional issuance of $22,502. In conjunction with the initial public offering, the Company changed its name from Sunshine Silver Mining & Refining Corporation to Gatos Silver, Inc.

Mexico – Los Gatos District

The Company’s primary Mexico efforts are focused on the operation of the Los Gatos Joint Venture (“LGJV”) in Chihuahua Mexico. On January 1, 2015, the Company entered into the LGJV to develop the Los Gatos District (“LGD”) with Dowa Metals and Mining Co., Ltd. (“Dowa”). The LGJV operating entities consist of Minera Plata Real S. de R.L. de C.V (“MPR”), Operaciones San Jose del Plata S. de R.L. de C.V. and Servicios San Jose del Plata S. de R.L. de C.V. (collectively the “LGJV Entities”). The LGJV completed an advanced definitional drilling and decline development program in 2016, a feasibility study in January 2017 and a technical update to the feasibility study in July 2020. Dowa completed its $50,000 funding requirement on April 1, 2016 thereby initially acquiring a 30% interest in the LGJV and the right to purchase future zinc-concentrate production at market rates. In May 2019, Dowa increased its ownership interest to 48.5% through the conversion of the Dowa MPR Loan to equity. See Note 11 for further discussion. The LGJV ownership is currently 51.5% Gatos Silver and 48.5% Dowa.

On September 1, 2019, the LGJV commenced commercial production of its two concentrate products: a lead concentrate and a zinc concentrate. The LGJV’s lead and zinc concentrates are sold to third-party customers.

On March 30, 2020, in response to the coronavirus pandemic, the Mexican government issued a temporary 30-day suspension of all non-essential activities, which was subsequently extended to May 31, 2020. Accordingly, the LGJV temporarily suspended non-essential activities. The LGJV resumed mining operations in late May 2020 as permitted by the Mexican government.

The Company will be performing additional definitional drilling to further define and expand mineralization of the Cerro Los Gatos Mine, as well as continuing definitional and exploratory drilling at the nearby Esther deposit.

Mexico - Exploration

The Company’s other regional Mexico exploration efforts are conducted through its wholly-owned subsidiary, Minera Luz del Sol S. de R.L. de C.V.

United States - Sunshine Complex

The Company has conducted an advanced exploration drilling program and a rehabilitation program to improve certain mining infrastructure at the Sunshine Complex. The Sunshine Complex, located in the Coeur d’Alene Mining District in Idaho, is comprised of the Sunshine Mine and the Sunshine Big Creek Refinery. The Sunshine Mine is currently on care and maintenance, with a continued but reduced program of infrastructure improvement. As a result of the initial public offering, the Sunshine Complex was spun-off from Gatos Silver, creating Silver Opportunity Partners Corporation, which subsequently was renamed Sunshine Silver Mining & Refining Corporation, and will be presented as a discontinued operation in the Company’s consolidated financial statements for reporting periods subsequent to the initial public offering. Pursuant to the spin-off and discontinued operations presentation, certain costs, assets and liabilities will be removed from the consolidated financial statements, including but not limited to, mineral properties, property, plant and equipment and asset retirement obligation.

Liquidity

Management assessed the Company's ability to continue as a going concern for one year from the consolidated financial statement issuance date for the quarter ended September 30, 2020. The Company has a history of operating losses and cash outflows from operations which are both expected to continue. As of June 30, 2020, substantial doubt existed surrounding the Company's ability to meet its obligations within one year of the issuance date of the Registration Statement on Form S-1, which contained the June 30, 2020 consolidated financial statements, because additional capital raises were outside of management's control at the time. Upon completion of the initial public offering on October 30, 2020, the Company raised the funds necessary to satisfy its obligations, including the guarantee of the LGJV working capital facility agreement (the “WCF”). Accordingly, Management has concluded there is not a substantial doubt regarding the Company’s ability to continue as a going concern for at least one year from the issuance of these consolidated financial statements.

2.	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements at September 30, 2020 and for the three and nine-month periods ended September 30, 2020 and 2019 are unaudited, but include all adjustments, consisting of normal recurring entries, which we believe to be necessary for a fair presentation for the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2019 included in the final prospectus filed with the Securities and Exchange Commission on October 29, 2020.

We disclosed in our consolidated financial statements for the year ended December 31, 2019, those accounting policies that we consider significant in determining our results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in our consolidated financial statements for the year ended December 31, 2019.

There have been no accounting pronouncements adopted during the nine months ended September 30, 2020, which we expect to have a material impact on our financial statements.

3.	Other Current Assets

	September 30, 2020	December 31, 2019
Value added tax receivable	$266	$213
Restricted cash	467	466
Prepaid expenses	367	359
Deposits and other	16	30
Total other current assets	$1,116	$1,068

At September 30, 2020 and December 31, 2019, the Company had restricted cash in the form of a certificate of deposit totaling $275 as collateral for a letter of credit issued by a financial institution as security to a governmental agency for certain of the Company’s reclamation obligations. Additionally, we have cash restricted as collateral on corporate credit cards.

4.	Property, Plant and Equipment, net

	September 30, 2020	December 31, 2019
Mineral properties (1)	$18,203	$18,203
Plant and equipment	13,643	13,621
Land	1,814	1,814
Buildings, infrastructure and improvements	16,798	16,798
Furniture, fixtures and computers	1,565	1,565
Property, plant and equipment at cost	52,023	52,001
Less accumulated amortization	(23,605)	(21,807)
Property, plant and equipment, net	$28,418	$30,194

(1)	No amortization is currently being recognized on the Sunshine Mine mineral properties as the Company has not established proven and probable reserves, the mine has not yet been placed back in service, and there is no basis over which to amortize these costs.

Mineral Properties

The Company conducts exploration activities on patented and unpatented mining claims in the United States and under mining concessions in Mexico.

The Company is required to make mineral and concession lease payments to various entities to secure the appropriate claims or surface rights. Certain of these agreements also have royalty payments that are triggered when the Company produces and sells minerals.

5.       Accounts Payable and Other Accrued Liabilities

	September 30, 2020	December 31, 2019
Accounts payable	$183	$270
Accrued expenses	2,542	1,724
Paycheck Protection Program loan	567	-
Accrued compensation	1,482	1,471
Total accounts payable and other current liabilities	$4,774	$3,465

In April 2020, the Company received $567 under a forgivable loan, bearing 1% annual interest, related to the Paycheck Protection Program (“PPP”). The PPP established as part of the United States’ Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan, if any, is payable over two years at an interest rate of 1%, with deferred payments for the first six months. The Company used the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds has met the conditions for forgiveness of the loan, we cannot guarantee forgiveness of the loan, in whole or in part.

6.	Related-Party Convertible Notes

During the second quarter of 2020, the Company entered into a convertible note purchase agreement with Electrum Silver US LLC for the issuance of an aggregate of $15,000 of convertible notes. The convertible promissory notes incur an annual interest of 5%. Upon the Company issuing common stock in a qualified financing, as defined, prior to April 19, 2023, the principal amount then outstanding and accrued but unpaid interest under the convertible notes will automatically convert into common stock of the Company at a price per share equal to the lesser of (A) 80% of the price per share of the shares that are issued and sold by the Company in the qualified financing or (B) $7.50 per share. The convertible promissory notes and any accrued but unpaid interest is due and payable on April 19, 2023, unless converted, exchanged or otherwise paid. As of September 30, 2020, the Company had borrowed $15,000 under the convertible notes and had accrued interest of $187. On October 30, 2020, the outstanding convertible notes balance and interest accrued through September 30, 2020 were converted into 2,712,003 shares of common stock of the Company. $63 of interest was accrued in October 2020 on the convertible notes and was settled in cash on October 30, 2020.

7.	Related-Party Transactions

Service Agreement

The Company has a management agreement with the LGJV to provide certain consulting and administrative services. The Company received $300 and $1,950 from the LGJV under this agreement for the nine months ended September 30, 2020 and 2019, respectively. The Company had receivables under this agreement of $600 and $4,050 as of September 30, 2020 and December 31, 2019, respectively. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV. During the nine months ended September 30, 2020, $5,850 of receivables under this agreement, as well as other outstanding receivables to be reimbursed by the LGJV, were converted to capital of the LGJV, and recorded as an increase in the Investment in Affiliates by the Company.

8.	Stockholders’ Equity

Stock Option Transactions

The Company’s stock options have a contractual term of 10 years and entitle the holder to purchase shares of the Company’s common stock. The options granted to employees and LGJV personnel have a requisite service period of four years. The options granted to non-employee directors have a requisite service period of one year.

The Company granted 1,620,667 and 1,253,000 stock options during the nine months ended September 30, 2020 and 2019, respectively.

Total unrecognized stock-based compensation expense as of September 30, 2020 was $6,704 which is expected to be recognized over a weighted average period of 1.9 years. The weighted-average grant-date fair value per share was $3.28 and $3.69 for the nine months ended September 30, 2020 and 2019, respectively.

Stock option activity for the nine months ended September 30, 2020 is summarized in the following tables:

Director and Employee Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2019	7,102,361	$7.20
Granted	1,620,667	$6.00
Exercised	-	$-
Forfeited	-	$-
Outstanding at September 30, 2020	8,723,028	$6.97
Vested at September 30, 2020	5,925,062	$7.61

LGJV Personnel Options	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2019	109,190	$3.68
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding at September 30, 2020	109,190	$3.68
Vested at September 30, 2020	104,190	$3.64

Director Share Unit Transactions

Director share units (“DiSUs”) are awarded to directors at the discretion of the Board of Directors. The DiSUs are fully vested on the grant date and each DiSU entitles the holder to receive one share of the Company’s common stock upon departure from the Company. The DiSUs fair value equaled the Company’s common stock fair value on the grant date.

At September 30, 2020, there were 365,421 DiSUs outstanding. The Company granted 10,206 and 85,061 DiSUs during the nine months ended September 30, 2020 and 2019, respectively.

9.	Asset Retirement Obligations

The Company recorded accretion expense related to the asset retirement obligation (“ARO”) of $27 and $25 for the three months ended September 30, 2020 and 2019, respectively, and $82 and $76 for the nine months ended September 30, 2020 and 2019, respectively. The following table summarizes activity in the Company’s ARO:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance, beginning of period	$1,494	$1,388	$1,439	$1,337
Accretion expense	27	25	82	76
Balance, end of period	$1,521	$1,413	$1,521	$1,413

The Company is required to provide the applicable governmental agencies with financial assurances related to its closure and reclamation obligations. At September 30, 2020 and December 31, 2019, the Company had restricted cash in the form of a certificate of deposit totaling $275 as collateral for a letter of credit issued by a financial institution as security to a governmental agency for certain of the Company’s reclamation obligations.

10.	Fair Value Measurements

The Company establishes a framework for measuring the fair value of financial assets and liabilities and nonfinancial assets and liabilities which are measured at fair value on a recurring (annual) basis in the form of a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2: Quoted prices in inactive markets for identical assets or liabilities, quoted prices for similar assets or liabilities in active markets, or other observable inputs either directly related to the asset or liability or derived principally from corroborated observable market data.

Level 3: Unobservable inputs due to the fact there is little or no market activity. This entails using assumptions in models which estimate what market participants would use in pricing the asset or liability.

Financial Assets and Liabilities

At September 30, 2020 and December 31, 2019, the Company’s financial instruments consist of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate fair value due to their short maturities.

Non-Financial Assets and Liabilities

The Company discloses and recognizes its non-financial assets and liabilities, such as ARO, at fair value on a non-recurring basis. The estimated fair value for these non-financial liabilities are classified as Level 3 of the fair value hierarchy, as the valuation was determined based on internally developed assumptions that market participants would use in the pricing of such assets without observable inputs and no market activity.

The Company recorded its initial investment in affiliates at fair value. The estimated fair value for this non-financial asset is classified as Level 3 of the fair value hierarchy, as the valuation was determined based on internally developed assumptions with few observable inputs and no market activity.

11.	Commitments, Contingencies and Guarantees

In determining its accruals and disclosures with respect to loss contingencies, the Company will charge to income an estimated loss if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the commitments and contingencies are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

The Company’s mining and exploration activities are subject to various laws, regulations and permits governing the protection of the environment. These laws, regulations and permits are continually changing and are generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws, regulations and permits, but cannot predict the full amount of such future expenditures.

In July 2017, the LGJV Entities entered into a loan agreement (the “Term Loan”) with Dowa whereby the LGJV Entities could borrow up to $210,000 for LGD development, with a maturity date of December 29, 2027. Interest on the Term Loan accrues daily at LIBOR plus 2.35%, with the interest to be added to the amount borrowed until commencement of production. During 2018, the LGJV paid Dowa a $4,200 closing fee. Commencing June 30, 2021, 14 consecutive semi-annual equal payments of the aggregate principal and capitalized interest begin. The Company is required to pay an arrangement fee on the borrowing, calculated as 70%, of 1% of the outstanding principal balance, two business days prior to June 30 and December 31 each fiscal year until maturity, commencing after the initial drawdown which occurred in July 2018. The Term Loan also requires additional principal payments equal to 70% of excess cash flows (as defined). As of September 30, 2020, the LGJV had $222,783 outstanding under the Term Loan.

On January 23, 2018, the LGJV entered into a loan agreement (the “Dowa MPR Loan”) with Dowa whereby the LGJV could borrow up to $65,700 to continue LGD development. Interest on this loan accrues daily at LIBOR plus 1.5% and is added to the amount borrowed. The amount borrowed plus accrued interest was due the earlier of June 30, 2019, or upon LGD’s substantial completion. If the Company’s 70% portion of the Dowa MPR Loan was not repaid in full on or before the due date, Dowa could elect to convert all or a portion of the principal amount into additional LGJV ownership at a favorable conversion rate.

The Company contributed $18,200 to the LGJV in May 2019 to provide funding for a partial repayment of principal and interest related to the Dowa MPR Loan. In late May 2019, the Dowa MPR Loan was fully extinguished with a cash payment of $18,200 and the conversion of the remaining $50,737 of principal and interest. The conversion of the remaining principal and interest increased Dowa’s ownership in the LGJV entities to 48.5%. Due to the LGJV ownership dilution, the Company recognized a dilution loss on affiliates of $11,231 in May 2019. At September 30, 2020, the ownership of the LGJV entities is 51.5% the Company and 48.5% Dowa. The Company has until June 30, 2021 to repurchase the 18.5% interest for the Company’s unpaid portion of the Dowa MPR Loan amount, plus a 70% penalty and any Dowa holding costs of this incremental interest.

On May 30, 2019, the LGJV entered into the WCF with Dowa whereby the LGJV could borrow up to $60,000 to fund the working capital and sustaining capital requirements of the LGD. Interest on this loan accrues daily at LIBOR plus 3.0% and all outstanding principal and interest matures on June 28, 2021. The Company is required to pay an arrangement fee on the borrowing, calculated as 15.0% per annum of 70.0% of the average daily principal amount outstanding under the WCF during such fiscal quarter. As of September 30, 2020, the LGJV had $60,000 outstanding under the WCF.

The Company has guaranteed 70% of the outstanding principal and accrued interest of the Term Loan and the WCF in the event of default by the LGJV. The Company has guaranteed the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements.

12.       Segment Information

The Company operates in a single industry as a corporation engaged in the acquisition, exploration and development of silver mineral properties. The Company has mineral property interests in the U.S. and Mexico. The Company’s reportable segments are based on the Company’s mineral interests and management structure, and include the U.S., Mexico, and Corporate segments. The U.S. segment is improving the mining infrastructure, maintaining the Sunshine Complex facilities. The Mexico segment engages in the development and exploration on the Company’s Mexican mineral properties and includes the Company’s investment in its LGJV.

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	U.S.	Mexico	Corporate	Total	U.S.	Mexico	Corporate	Total
Exploration	$102	$134	$-	$236	$67	$319	$-	$386
Pre-development	507	-	-	507	561	-	-	561
General and administrative	423	195	1,769	2,387	635	25	179	839
Amortization	588	-	7	594	585	104	8	697
Arrangement fees	-	-	764	764	-	-	575	575
Interest expense	-	-	147	147	-	-	-	-
Foreign exchange loss	-	(2)	-	(2)	-	(6)	-	(6)
Equity (income) loss in affiliates	-	(3,447)	-	(3,447)	-	1,832	-	1,832
Dilution loss on affiliates	-	-	-	-	-	-	-	-
Net other loss (income)	(1)	-	-	(1)	(4)	33	(39)	(10)
Capital expenditures	22	-	-	22	86	-	-	86
Total assets	29,886	37,359	75,574	142,819	32,354	66,432	68,384	167,170

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	U.S.	Mexico	Corporate	Total	U.S.	Mexico	Corporate	Total
Exploration	$318	$516	$-	$834	$225	$688	$-	$913
Pre-development	1,555	-	-	1,555	1,700	1	-	1,701
General and administrative	1,300	447	3,897	5,644	1,683	216	1,629	3,528
Amortization	1,774	-	23	1,797	1,743	166	26	1,935
Arrangement fees	-	-	3,049	3,049	-	-	1,470	1,470
Interest expense	1	-	189	190	-	-	-	-
Foreign exchange loss	-	22	-	22	-	-	-	-
Equity loss in affiliates	-	18,069	-	18,069	-	2,143	-	2,143
Dilution loss on affiliates	-	-	-	-	-	11,231	-	11,231
Net other loss (income)	(3)	-	(7)	(10)	(8)	31	(48)	(25)
Capital expenditures	22	-	-	22	513	-	-	513
Total assets	29,886	37,359	75,574	142,819	32,354	66,432	68,384	167,170

13.	Investment in Affiliate

During the three months ended September 30, 2020 and 2019, the Company recognized $3,447 of income and a $1,832 loss, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ operational results. During the nine months ended September 30, 2020 and 2019, the Company recognized a $18,069 and $2,143 loss, respectively, on its investment in the LGJV Entities. The combined financial position and results of operations of the LGJV Entities as of September 30, 2020, and December 31, 2019 and for the nine months ended September 30, 2020 and 2019 are as follows:

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30, 2020	December 31, 2019
ASSETS

Current Assets
Cash and cash equivalents	$1,997	$1,302
Receivables	6,361	5,655
Inventories	10,697	11,374
VAT receivable	45,494	50,184
Other current assets	4,253	1,672
Total current assets	68,802	70,187
Non-Current Assets
Mine development, net	193,978	182,602
Property, plant and equipment, net	200,253	216,131
Total non-current assets	394,231	398,733

Total Assets	$463,033	$468,920

LIABILITIES AND OWNERS' CAPITAL

Current Liabilities
Accounts payable and accrued liabilities	$36,857	$43,287
Related party payable	935	6,875
Accrued interest	2,347	885
Unearned revenue	3,879	-
Equipment loans	6,955	6,948
Total current liabilities	50,973	57,995

Non-Current Liabilities
Dowa Term Loan	219,382	217,796
Working Capital Facility	60,000	60,000
Equipment loans	7,656	12,916
Reclamation obligations	11,950	11,314
Total non-current liabilities	298,988	302,026

Owners' Capital
Capital contributions	266,369	237,905
Paid-in capital	13,685	7,400
Accumulated deficit	(166,982)	(136,406)
Total owners' capital	113,072	108,899
Total Liabilities and Owners' Capital	$463,033	$468,920

LOS GATOS JOINT VENTURE

COMBINING STATEMENT OF LOSS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Sales	$81,181	$5,870

Expenses
Cost of sales	45,496	3,392
Royalties	1,372	-
Exploration	574	41
General and administrative	6,550	770
Depreciation, depletion and amortization	33,077	3,394
Other	3,416	-
	90,485	7,597
Other (income) expense
Interest expense	9,805	1,338
Arrangement fee	6,285	217
Accretion expense	636	592
Other (income) expense	(109)	206
Foreign exchange loss (gain)	4,655	(101)
	21,272	2,252

Net Loss	$(30,576)	$(3,979)

For the nine months ended September 30, 2020, the Company contributed $5,148 to the LGJV in support of continued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Form 10-Q (the “Report”) and our final prospectus (the “IPO Prospectus”), filed with the U.S. Securities and Exchange Commission (“SEC”) on October 29, 2020 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Forward-Looking Statements

This Report contains statements that constitute “forward looking information” and “forward-looking statements” within the meaning of U.S. and Canadian securities laws. Forward-looking statements are often identified by words such as ‘‘may,’’ ‘‘might,’’ ‘‘could,’’ ‘‘would,’’ ‘‘achieve,’’ ‘‘budget,’’ ‘‘scheduled,’’ ‘‘forecasts,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue,’’ the negative of these terms and other comparable terminology. These forward-looking statements may include, but are not limited to, those relating to projections of our future financial performance, our anticipated growth strategies and anticipated trends in our industry, production from the Cerro Los Gatos Mine and further exploration of the Los Gatos District, our intent to exercise our right to repurchase an 18.5% interest in the LGJV from Dowa, estimated calculations of mineral reserves and resources at our properties, anticipated expenses, tax benefits, future strategic infrastructure development at the Cerro Los Gatos Mine and our requirements for additional capital.

All forward-looking statements speak only as of the date on which they are made. These statements are not a guarantee of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. We believe that the factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	our limited operating history on which to base an evaluation of our business and prospects;

•	our dependence on two principal projects for our future operations;

•	mineral reserve and mineral resource calculations at the Cerro Los Gatos Mine and the Los Gatos District are only estimates;

•	actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated;

•	the title to some of the mineral properties may be uncertain or defective;

•	changes in the prices of silver, zinc or lead;

•	claims and legal proceedings against us;

•	we have debt and may incur further debt in the future;

•	significant risk and hazards associated with mining operations;

•	our failure to identify attractive acquisition candidates or joint ventures with strategic partners or inability to successfully integrate acquired mineral properties or successfully manage joint ventures;

•	extensive regulation by the U.S. and Mexican governments as well as state and local governments;

•	the requirements that we obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process;

•	our Mexican operations are subject to additional political, economic and other uncertainties not generally associated with domestic operations;

•	exchange rate of the Mexican peso and the U.S. dollar;

•	the impact of the COVID-19 pandemic;

•	our relationship with Silver Opportunity Partners Corporation (“SOP”);

•	our relationship with Electrum, Municipal Employees’ Retirement System of Michigan and their respective affiliates having substantial control over us; and

•	our exposure to material costs, liabilities and obligations as a result of environmental laws and regulations (including changes thereto) and permits.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Report and those described from time to time in our filings with the SEC. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, except as required by law. Certain forward-looking statements are based on assumptions, qualifications and procedures which are set out only in the Los Gatos Technical Report, dated July 1, 2020, which is filed as Exhibit 96.1 to our Registration Statement on Form S-1, filed with the SEC on October 1, 2020. For a complete description of assumptions, qualifications and procedures associated with such information, reference should be made to the full text of the Los Gatos Technical Report.

Overview

We are a U.S.-based precious metals production, development and exploration company with the objective of becoming a premier silver producer. We are currently focused on the production and continued development of the Cerro Los Gatos Mine and the further exploration and development of the Los Gatos District:

•	The Cerro Los Gatos Mine, located within the Los Gatos District, Chihuahua, Mexico, consists of a 2,500 tpd polymetallic mine and processing facility that commenced production on September 1, 2019. For the nine months ended September 30, 2020, the Cerro Los Gatos Mine mined 453,392 tonnes and processed 470,559 tonnes at average grades of 222 g/t silver, 0.43 g/t gold, 2.33% lead and 3.63% zinc, with metallurgical recovery of 83.5% silver, 61.9% gold, 86.0% lead and 73.0% zinc. A total of 14,829 tonnes of lead concentrate were produced at average grades of 5,103 g/t silver, 7.59 g/t gold, 60.34% lead and 9.48% zinc, with metallurgical recovery of 72.4% silver, 55.2% gold, 81.7% lead and 8.2% zinc. A total of 19,895 tonnes of zinc concentrate were produced at average grades of 584 g/t silver, 0.68 g/t gold, 2.34% lead and 55.6% zinc, with metallurgical recovery of 11.1% silver, 6.7% gold, 4.3% lead and 64.7% zinc. The Los Gatos Technical Report, which has an effective date of July 1, 2020, estimates that the deposit contains approximately 9.6 million diluted tonnes of proven and probable mineral reserves (or approximately 5.0 million diluted tonnes of proven and probable mineral reserves on a 51.5% basis), with approximately 6.4 million diluted tonnes of proven mineral reserves (or approximately 3.3 million diluted tonnes of proven mineral reserves on a 51.5% basis) and approximately 3.3 million diluted tonnes of probable mineral reserves (or approximately 1.7 million diluted tonnes of probable mineral reserves on a 51.5% basis). Average proven and probable mineral reserve grades are 306 g/t silver, 0.35 g/t gold, 2.76% lead and 5.65% zinc.

•	The Los Gatos District, located in Chihuahua, Mexico, is located approximately 120 kilometers south of Chihuahua City and is comprised of a 103,087-hectare land position, constituting a new mining district. The Los Gatos District consists of 14 mineralized zones, which include three identified silver-lead-zinc deposits that contain mineral resources—the Cerro Los Gatos Mine, the Esther deposit and the Amapola deposit—as well as 11 additional high-priority targets defined by high-grade drill intersections and over 150 kilometers of outcropping quartz and calcite veins. The area is characterized by a predominant silver-lead-zinc epithermal mineralization. On September 1, 2020, the LGJV commenced production at the Cerro Los Gatos Mine. A core component of the LGJV’s business plan is to explore the highly prospective, underexplored Los Gatos District with the objective of identifying additional mineral deposits that can be mined and processed, possibly utilizing the Cerro Los Gatos Mine plant infrastructure.

Recent Developments

Initial Public Offering

On October 30, 2020, the Company completed an initial public offering of 21,430,000 shares of its common stock at a price of $7.00 per share, resulting in gross proceeds from the offering of $150,010 and shares trading on the New York Stock Exchange and the Toronto Stock Exchange. On November 10, 2020, the Company issued an additional 3,214,500 shares of common stock at a price of $7.00 per share, through the exercise of the over-allotment option, with gross proceeds from the additional issuance of $22,502. In conjunction with the initial public offering, the Company changed its name from Sunshine Silver Mining & Refining Corporation to Gatos Silver, Inc. In addition, we effected a reorganization (the “Reorganization”) in which SOP, who holds our interest in the Sunshine Complex, was spun-off from Gatos Silver to its shareholders immediately prior to the completion of the initial public offering, creating SOP, which subsequently was renamed to Sunshine Silver Mining & Refining Corporation.

Impact of COVID-19 Pandemic

In late March 2020, the Mexican government declared a national health emergency due to increasing infection rates from the COVID-19 pandemic. Pursuant to the health emergency declaration, the Mexican government ordered a temporary suspension of all ‘‘non-essential’’ operations nationwide in Mexico, including mining operations, in order to help combat the spread of COVID-19. In response to the order, the LGJV effected a 45-day temporary suspension of all non-essential activities at the Cerro Los Gatos Mine site, which reduced the number of employees and contractors at the site and the Chihuahua corporate office. During the temporary suspension, the LGJV implemented health protocols, allowed most administrative and technical services employees to work remotely, reduced mining and milling, completed project enhancements and finalized a mine plan upon reactivation of mining activities after the temporary suspension.

In late May 2020, the Mexican government designated mining an essential service and allowed mines to resume production, subject to deploying COVID-19 prevention protocols. Our existing COVID-19 protocols exceeded those mandated by the Mexican government and, accordingly, the LGJV reactivated mine development and mining in late May 2020 and hired additional employees. Ore processing resumed in early June 2020.

The COVID-19 pandemic has temporarily affected our financial condition, in part due to the loss of revenue resulting from the 45-day temporary suspension of all non-essential activities at the LGJV’s Cerro Los Gatos Mine site and the expenses associated with the development and implementation of COVID-19 protocols. In addition, as the LGJV reactivated mine development and mining, it implemented a scalable optimized plan with a lower employee complement and with reduced average monthly production rate at 1,750 tpd until September 2020, targeting higher ore grades.

We are closely monitoring the developments of the outbreak and continually assessing the potential impact on our business. If the Mexican government were to reinstate the suspension order caused by the COVID-19 pandemic, or if all mining activities at the Cerro Los Gatos Mine site were suspended for an undefined period of time, there could be additional costs incurred, production and development delays, cost overruns and operational restart costs that would negatively impact our business, financial condition and results of operations. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change.

Operating Expenses

Exploration Expenses

We conduct exploration activities under mining concessions in Mexico. We also conduct exploration activities on patented and unpatented mining claims in the United States, which are conducted by SOP following the Reorganization in connection with the initial public offering. We expect exploration expenses to increase significantly as we continue to expand our exploration activities at the Los Gatos District and our other exploration properties. Our exploration expenses primarily consist of drilling costs, lease concession payments, assay costs and other geological and support costs at our exploration properties.

Pre-development Expenses

Our pre-development expenses primarily relate to mining infrastructure improvements and scoping studies and care and maintenance activities at the Sunshine Complex. Our mining infrastructure improvement expenses include shaft repair, decline excavation and other underground development costs. Our care and maintenance expenses include facility and surface repair, utility costs and mine-dewatering costs. Pre-development activities at the Sunshine Complex are conducted by SOP following the Reorganization in connection with the initial public offering.

General and Administrative Expenses

Our general and administrative expenses consist of salaries and benefits, stock compensation, professional and consultant fees, insurance and other general administration costs. Our general and administrative expenses are expected to increase significantly as we operate as a public company. We expect higher costs related to salaries, benefits, stock compensation, legal fees, compliance and corporate governance, accounting and audit expenses, stock exchange listing fees, transfer agent and other shareholder-related fees, directors’ and officers’ and other insurance costs, and other administrative costs. Immediately following completion of the initial public offering, we entered into a Management Services Agreement with SOP, pursuant to which we will provide certain executive and managerial advisory services to SOP. SOP will reimburse us for costs of providing such services.

Equity (Income) Loss in Affiliates

Our equity (income) loss in affiliates relates to our proportional share of net income or loss incurred from the LGJV.

LGJV Arrangement Fee

Our LGJV arrangement fee consists of arrangement fees related to the Dowa Term Loan and the Los Gatos Working Capital Facility. The arrangement fees are based on a fixed 1% and 15% rates for the Dowa Term Loan and the Los Gatos Working Capital Facility, respectively, and 70% of the outstanding principal of the respective facility. These arrangement fees are solely our responsibility.

Income Taxes

As we have incurred substantial losses from our exploration and pre-development activities, we may receive further benefits in the form of deferred tax assets that can reduce our future income tax liabilities, if it is more likely than not that the benefit will be realized before expiration. Historically, we have not recognized these potential benefits in our financial statements and have fully reserved for such net deferred tax assets, as we believe it is more likely than not that the full benefit of these net deferred tax assets will not be realized before expiration.

Royalties

Exploration activities are conducted on the Los Gatos District mining concessions in Mexico. Exploration activities are also conducted on patented and unpatented mining claims in the United States, which are conducted by SOP following the Reorganization in connection with the initial public offering. Mineral and concession lease payments are required to be paid to various entities to secure the appropriate claims or surface rights. Certain of these agreements also have royalty payments that were triggered when we began producing and selling metal-bearing concentrate.

Results of Operations

The following table presents certain information relating to our operating results for the three and nine months ended September 30, 2020 and 2019. In accordance with generally accepted accounting principles in the United States (‘‘U.S. GAAP’’), these financial results represent the consolidated results of operations of our Company and its subsidiaries (in thousands except for shares and per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expenses
Exploration	$236	$386	$834	$913
Pre-development	507	561	1,555	1,701
General and administrative	2,387	839	5,644	3,528
Amortization	594	697	1,797	1,935
Total expenses	3,724	2,483	9,830	8,077

Other expense (income)
Dilution loss on affiliates	-	-	-	11,231
Equity (income) loss in affiliates	(3,447)	1,832	18,069	2,143
Arrangement fees	764	575	3,049	1,470
Interest expense	147	-	190	-
Other income	(1)	(10)	(10)	(25)
Foreign exchange (income) loss	(2)	(6)	22	-
Net other expense (income)	(2,539)	2,391	21,320	14,819
Net loss	$1,185	$4,874	$31,150	$22,896
Other comprehensive (gain) loss
Unrealized (gain) on securities, net of tax	-	(37)	-	(32)
Comprehensive loss	$1,185	$4,837	$31,150	$22,864

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

For the three months ended September 30, 2020, we experienced a net loss of $1,185 thousand compared to a net loss of $4,837 thousand for the three months ended September 30, 2019. The $3,652 thousand decrease in net loss was primarily attributable to the following:

•	General and administrative expense increased to $2,387 thousand for the three months ended September 30, 2020, compared to $839 thousand for the three months ended September 30, 2019, primarily due to increased compensation costs, consulting expenses and stock-based compensation expense.

•

Other expense (income) increased to $(2,539) thousand for the three months ended September 30, 2020, compared to $2,391 thousand for the three months ended September 30, 2019, primarily due to the $5,279 thousand change in equity (income) loss in affiliates, which principally consisted of our pro rata share of the LGJV’s net income of $7,790 thousand for the three months ended September 30, 2020, partially offset by the $189 thousand increase in LGJV arrangement fees payable exclusively by us and $147 thousand increase in interest expense. The LGJV’s operating income for the three months ended September 30, 2020 resulted primarily from the continued mining and processing activities at its designed throughput and favorable metals pricing during the quarter.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, we experienced a net loss of $31,150 thousand compared to a net loss of $22,864 thousand for the nine months ended September 30, 2019. The $8,286 thousand increase in net loss was primarily attributable to the following:

•	General and administrative expense increased to $5,644 thousand for the nine months ended September 30, 2020, compared to $3,528 thousand for the nine months ended September 30, 2019, primarily due to increased compensation costs, consulting expenses and stock-based compensation expense.

•	Other expense (income) increased to $21,320 thousand for the nine months ended September 30, 2020, compared to $14,819 thousand for the nine months ended September 30, 2019, primarily due to the $15,926 thousand increase in equity loss in affiliates, which principally consisted of our pro rata share of the LGJV’s net loss of $30,576 thousand for the nine months ended September 30, 2020, and the $1,579 thousand increase in LGJV arrangement fees payable exclusively by us, partially offset by the $11,231 thousand dilution loss on affiliates incurred in 2019. The LGJV’s operating loss for the nine months ended September 30, 2020 resulted primarily from the continued mining and processing activities ramp-up to design throughput in early 2020, the Mexican government-mandated temporary suspension of operations for most of April and May 2020 due to the COVID-19 pandemic, unfavorable metals pricing during March and April 2020, and the resumption and ramp-up of mining operations in June 2020 once the temporary suspension was lifted. During the COVID-19 pandemic, the Cerro Los Gatos Mine incurred certain fixed costs during the temporary suspension and the ramp-up periods, contributing to the net loss for the period.

Liquidity and Capital Resources

As of September 30, 2020, and December 31, 2019, we had cash and cash equivalents of $3,627 thousand and $9,085 thousand, respectively. The decrease in cash and cash equivalents was primarily due to increased investment in the LGJV, increased deferred financing costs and other operational needs, partially offset by an increase in related-party convertible notes. As of September 30, 2020, and December 31, 2019, we had working capital of $(10,782) thousand and $14,990 thousand, respectively. The decrease in working capital was primarily due to a decrease in cash and cash equivalents, decreased related-party receivables as a result of converting receivables to capital contributions in the LGJV and an increase in related-party convertible notes, partially offset by increased deferred financing costs.

For the nine months ended September 30, 2020, we borrowed $15,000 thousand by issuing related-party convertible notes and the notes remain outstanding as of September 30, 2020. Concurrent with the close of our initial public offering on October 30, 2020, the convertible notes and accrued interest were converted to common stock.

We did not have any related-party debt as of December 31, 2019. We have no outstanding lines of credit or other bank financing arrangements. We guarantee 70.0% of the Dowa Term Loan and the Los Gatos Working Capital Facility as of September 30, 2020. We have certain arrangement fees obligations related to the Cerro Los Gatos Mine as detailed in the “LGJV Arrangement Fee” above. As of September 30, 2020, the approximate ownership of the LGJV entities is 51.5% in favor of the Company and 48.5% in favor of Dowa. We have an option to repurchase the approximate 18.5% equity interest in the LGJV from Dowa by June 30, 2021, and only after the Los Gatos Working Capital Facility is repaid, for a total consideration of approximately $51.1 million and all costs incurred by Dowa in connection with its ownership of such equity interest, including, but not limited to, legal and accounting fees, capital contributions and taxes. We intend to exercise this repurchase right using a portion of the net proceeds from our initial public offering.

With the completion of the October 30, 2020 initial public offering, we believe we will have sufficient cash and resources to carry out our business plans for at least the next 12 months. We are focused on our forward-looking liquidity needs. We are evaluating our ongoing fixed cost structure as well as decisions related to project retention, advancement and development. We will likely be required to raise capital or take other measures to fund future exploration and development. Significant development activities, if warranted, will require that we arrange for financing in advance of planned expenditures. In addition, we expect to continue to increase our current financial resources with external financings as long as our long-term business needs require us to do so. We manage liquidity risk through the management of our capital structure.

We may be required to provide funds to the LGJV to support operations at the Cerro Los Gatos Mine which, depending upon the circumstances, may be in the form of equity, various forms of debt, joint venture funding or some combination thereof. There can be no assurance that additional funds will be available to us on acceptable terms, or at all. If we raise additional funds by issuing equity or convertible securities, substantial dilution to existing stockholders may result. Additionally, if we raise additional funds by incurring new debt obligations, the terms of the debt may require significant cash payment obligations, as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Dowa Debt Agreements

On January 1, 2015, we entered into a joint venture with Dowa to develop the LGJV. Dowa initially acquired a 30% interest in the LGJV and the right to purchase future zinc-concentrate production at market rates.

Dowa Term Loan

On July 11, 2017, we entered into a loan agreement (the ‘‘Term Loan’’) with Dowa whereby the LGJV could borrow up to $210,000 thousand to finance the development of the Los Gatos project, with a maturity date of December 29, 2027. Interest accrues daily at LIBOR plus 2.35%, and the interest was added to the amount borrowed until production commenced at the Los Gatos project. The LGJV is obligated to pay 14 consecutive semi-annual payments totaling the aggregate principal amount and capitalized interest beginning June 30, 2021, with payments made two business days prior to the end of each June and December. We guarantee 70.0% of the Term Loan and are required to pay an arrangement fee on the borrowing, calculated as 70% of 1% of the outstanding principal balance. The Term Loan contains affirmative and negative covenants reasonably customary for similar facilities, with which the LGJV is in compliance in all material respects as of September 30, 2020.

Los Gatos Working Capital Facility

On January 23, 2018, we entered into a loan agreement (the “Dowa MPR Loan”) with Dowa whereby the LGJV could borrow up to $65,700 to continue development in the Los Gatos District, with a maturity date of June 30, 2019. Interest accrues daily at LIBOR plus 1.5%. In May 2019, Dowa agreed to convert the remaining balance outstanding under the Dowa MPR Loan in exchange for approximately 18.5% of the equity interests in the LGJV. Dowa granted us an option to repurchase the approximate 18.5% equity interest in the LGJV from Dowa by June 30, 2021, and only after the WCF, as defined below, is repaid, for a total consideration of approximately $51,100 thousand and all costs incurred by Dowa in connection with its ownership of such equity interest, including, but not limited to, legal and accounting fees, capital contributions and taxes. If we do not exercise our option by June 30, 2021, the option will expire and cease to have any further effect, after which Dowa may sell all or a portion of the interest to a third party. On May 30, 2019, we entered into a working capital facility agreement with the LGJV and Dowa (the ”WCF”), under which Dowa agreed to provide a maximum of $60,000 thousand for the benefit of the LGJV, with a maturity date of June 28, 2021. The interest under the WCF is LIBOR plus 3%. We also guarantee 70% of this facility and are required to pay an arrangement fee on the borrowing, calculated as 15.0% per annum of 70.0% of the average daily principal amount outstanding during the relevant fiscal quarter. The WCF contains affirmative and negative covenants reasonably customary for similar facilities, with which the LGJV is in compliance in all material respects as September 30, 2020. The full principal amount of the WCF has been drawn down by the LGJV.

Convertible Notes

On April 20, 2020, we entered into a convertible note purchase agreement with Electrum Silver US LLC (as amended). The outstanding principal amount of the convertible notes and any accrued but unpaid interest is due and payable on April 19, 2023 unless converted into shares of our common stock in a qualified financing. However, any conversion of the convertible notes into equity securities as described above shall be deemed a repayment of the convertible notes so converted. The convertible notes bear interest at a rate of 5.00% per annum, compounding annually. As of September 30, 2020, we have issued $15,000 thousand aggregate principal amount of convertible notes. In connection with the initial public offering closing on October 30, 2020, we converted all of the outstanding principal amount of the convertible notes plus $187 thousand in accrued and unpaid interest into an aggregate of 2,712,003 shares of common stock.

Cash Flows

The following table presents our sources and uses of cash for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Net cash provided by (used by)
Operating activities	$(11,898)	$(7,464)
Investing activities	(8,405)	(20,273)
Financing activities	14,845	39,878
Total change in cash	$(5,458)	$12,141

Cash used by operating activities was $11,898 thousand and $7,464 thousand for the nine months ended September 30, 2020 and 2019, respectively. The $4,434 thousand increase was primarily due to the net loss, after non-cash adjustments for equity loss in affiliates and stock-based compensation expense and an increase in related-party receivables from the LGJV.

Cash used by investing activities was $8,405 thousand and $20,273 thousand for the nine months ended September 30, 2020 and 2019, respectively. The $11,868 thousand decrease was primarily due to the $18,200 thousand investment in the LGJV in 2019 compared to the $8,383 thousand investment in the LGJV in 2020.

Cash provided by financing activities was $14,845 thousand and $39,878 thousand for the nine months ended September 30, 2020 and 2019, respectively. The $25,032 thousand decrease reflects the $40,465 thousand in proceeds from the sale of common stock in 2019 compared to the $15,000 thousand in proceeds from the sale of convertible notes in 2020.

Results of LGJV Operations

The following table presents information relating to the LGJV’s financial condition and operating results for the nine-months ended September 30, 2020 and year-ended December 31, 2019 and for the nine-months ended September 30, 2020 and 2019. In accordance with U.S. GAAP, these financial statements represent the combined financial position and results of the LGJV. In connection with the extinguishment of the Dowa MPR Loan on May 30, 2019, our current ownership of the LGJV is approximately 51.5%.

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30, 2020	December 31, 2019
ASSETS

Current Assets
Cash and cash equivalents	$1,997	$1,302
Receivables	6,361	5,655
Inventories	10,697	11,374
VAT receivable	45,494	50,184
Other current assets	4,253	1,672
Total current assets	68,802	70,187
Non-Current Assets
Mine development, net	193,978	182,602
Property, plant and equipment, net	200,253	216,131
Total non-current assets	394,231	398,733

Total Assets	$463,033	$468,920

LIABILITIES AND OWNERS' CAPITAL

Current Liabilities
Accounts payable and accrued liabilities	$36,857	$43,287
Related party payable	935	6,875
Accrued interest	2,347	885
Unearned revenue	3,879	-
Equipment loans	6,955	6,948
Total current liabilities	50,973	57,995

Non-Current Liabilities
Dowa Term Loan	219,382	217,796
Working Capital Facility	60,000	60,000
Equipment loans	7,656	12,916
Reclamation obligations	11,950	11,314
Total non-current liabilities	298,988	302,026

Owners' Capital
Capital contributions	266,369	237,905
Paid-in capital	13,685	7,400
Accumulated deficit	(166,982)	(136,406)
Total owners' capital	113,072	108,899
Total Liabilities and Owners' Capital	$463,033	$468,920

LOS GATOS JOINT VENTURE

COMBINING STATEMENT OF LOSS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Sales	$81,181	$5,870

Expenses
Cost of sales	45,496	3,392
Royalties	1,372	-
Exploration	574	41
General and administrative	6,550	770
Depreciation, depletion and amortization	33,077	3,394
Other	3,416	-
	90,485	7,597
Other (income) expense
Interest expense	9,805	1,338
Arrangement fee	6,285	217
Accretion expense	636	592
Other (income) expense	(109)	206
Foreign exchange loss (gain)	4,655	(101)
	21,272	2,252

Net Loss	$(30,576)	$(3,979)

At September 30, 2020 and December 31, 2019, the LGJV had current assets of $68,802 thousand and $70,187 thousand, respectively. The decrease in total current assets was primarily due to a decrease in value added tax receivables, partially offset by an increase in other current assets. At September 30, 2020 and December 31, 2019, the LGJV had noncurrent assets of $394,231 thousand and $398,733 thousand, respectively. The decrease in noncurrent assets was primarily due to accumulated depletion and depreciation that began in 2019 upon commencement of production, partially offset by additional mine development costs related to further development of the Cerro Los Gatos Mine.

At September 30, 2020 and December 31, 2019, the LGJV had current liabilities of $50,973 thousand and $57,995 thousand, respectively. The decrease in current liabilities was primarily due to a decrease in accounts payable and accrued liabilities and related party payables, partially offset by increases in unearned revenue related to a customer prepayment and accrued interest. At September 30, 2020 and December 31, 2019, the LGJV had noncurrent liabilities of $298,988 thousand and $302,026 thousand, respectively. The decrease in non-current liabilities was primarily due to a reduction in equipment loans, partially offset by additional capitalized interest on the borrowings under the Dowa Term Loan.

For the nine months ended September 30, 2020, the LGJV had a $30,576 thousand net loss compared to a $3,979 thousand net loss for the nine months ended September 30, 2019. The increase in net loss was primarily due to increased operating costs in 2020, as well as depreciation on the assets placed in service and expensing interest and arrangement fees upon production. Interest and arrangement fee costs were capitalized during the construction period.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our shareholders.

Critical Accounting Policies

Please refer to Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements included in this Report and the IPO Prospectus for discussion of our critical accounting policies and estimates.

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits us, as an ‘‘emerging growth company,’’ to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to ‘‘opt out’’ of this provision and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We engage in the production of silver and concentrates containing silver, lead, zinc, antimony and gold at the Cerro Los Gatos Mine and commenced production on September 1, 2019. Accordingly, we expect the principal source of future revenue to be the sale of silver, and to a lesser extent, lead and zinc. A significant and sustained decrease in the price of these metals from current levels could have a material and negative impact on our business, financial condition and results of operations.

Foreign Currency Risk

Although most of our expenditures are in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in other currencies, primarily the Mexican peso. As a result, currency exchange fluctuations may impact the costs of our operations.

Concentration of Risk

We have placed nearly all of our cash investments with a single, high-quality financial institution. All cash equivalents are invested in high-quality, short-term money market instruments, including certificates of deposit. At no time have we had funds invested in asset-backed commercial paper. We have not experienced any losses on our cash investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect resource constraints, which require management to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are, from time to time, involved in legal proceedings of a nature considered normal to our business. We believe that none of the litigation in which we are currently involved, or have been involved since the beginning of our most recently completed financial year, individually or in the aggregate, is material to our consolidated financial condition, cash flows or results of operations. See Note 11 – Commitments, Contingencies and Guarantees in our consolidated financial statements included in this Report for additional information regarding our assessment of contingencies related to legal matters.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in the IPO Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also adversely affect us. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the IPO Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 10, 2020 and September 21, 2020, we issued and sold $2,000,000 and $3,000,000 aggregate principal amount of convertible notes, respectively, to one or more private equity investment funds. Pursuant to the terms of the convertible notes, upon the consummation of a qualified financing prior to April 19, 2023, the principal amount then outstanding and any accrued but unpaid interest under the convertible notes would automatically convert into common stock of the Company at a price per share equal to the lesser of (A) 80% of the price per share of the shares that are issued and sold by the Company in the qualified financing or (B) $7.50 per share. See Note 6 – Related-Party Convertible Notes in our consolidated financial statements included in this Report for additional information. The offers, sales and issuances of the convertible notes were exempt from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder in that the transactions were between an issuer and sophisticated investors and did not involve any public offering within the meaning of Section 4(a)(2).

Use of Proceeds

On October 30, 2020, we consummated our Initial Public Offering of 21,430,000 shares of common stock at an offering price of $7.00 per share, generating gross proceeds of approximately $150 million. BMO Capital Markets Corp., Goldman Sachs & Co. LLC and RBC Capital Markets, LLC acted as joint book-running managers of the offering and as the representatives of the underwriters. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249224). The SEC declared the registration statement effective on October 27, 2020.

The underwriters were granted a 30-day option to purchase up to an additional 3,214,500 shares of common stock at the initial public offering price.

On November 10, 2020, in connection with the underwriters’ election to fully exercise their over-allotment option, we sold an additional 3,214,500 shares of common stock at $7.00 per share, generating gross proceeds of approximately $22.5 million.

We paid a total of approximately $12.1 million in underwriting commissions and approximately $4.3 million for other costs and expenses related to the Initial Public Offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, was approximately $156.1 million. No payments for offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.

There has been no material change in the planned use of proceeds from our initial public offering as described in the IPO Prospectus.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the nine months ended September 30, 2020, we did not repurchase any of our securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. Information pertaining to mine safety matters is reported in accordance with the Dodd-Frank Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Gatos Silver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 30, 2020)
3.2	Amended and Restated By-Laws of Gatos Silver, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed October 30, 2020)
10.1#	Memorandum of Agreement dated July 1, 2020, between Operaciones San Jose de Plata, S. de C.V. and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.9.2 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 1350 Certification
95.1*	Mine Safety Disclosure

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
#	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATOS SILVER, INC.
(Registrant)

December 9, 2020	By:	/s/ Stephen Orr
Stephen Orr
Chief Executive Officer

December 9, 2020	By:	/s/ Roger Johnson
Roger Johnson
Chief Financial Officer