Form 10-K
period 2020-12-31
Gatos Silver, Inc.
filed 2021-03-29
CIK 1517006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-39649
GATOS SILVER, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	27-2654848 (I.R.S. Employer Identification No.)
8400 E. Crescent Parkway, Suite 600
Greenwood Village, CO 80111
(Address of principal executive offices) (Zip Code)
(303) 784-5350
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GATO	New York Stock Exchange Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock. The registrant’s common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange on October 28, 2020. The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the New York Stock Exchange on March 23, 2021, was $326,610,768.
As of March 23, 2021, the number of shares of Registrant’s common stock outstanding was 59,409,052.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

i

About this Annual Report
On October 30, 2020, we effected a reorganization (the “Reorganization”) in which (i) our then-subsidiary Silver Opportunity Partners LLC (“SOP”) became a wholly owned subsidiary of a newly created Delaware corporation named Silver Opportunity Partners Corporation (“SOP Corporation”), (ii) each share of our common stock outstanding immediately prior to the Reorganization was exchanged for (A) 0.394057448219062 shares of our common stock (subject to rounding to eliminate fractional shares) and (B) 0.105942551780938 shares of common stock of SOP Corporation (subject to rounding to eliminate fractional shares) and (iii) we changed our name from Sunshine Silver Mining & Refining Corporation to Gatos Silver, Inc. SOP held our interest in the Sunshine Complex, which is located in the Coeur d’Alene Mining District in Idaho and is comprised of the Sunshine Mine and the Sunshine Big Creek Refinery. Through the Reorganization, we distributed all of our equity interest in SOP to our stockholders immediately prior to the Reorganization. As used in this Annual Report on Form 10-K (this “Report”), “SOP” refers to (i) SOP prior to the Reorganization and (ii) SOP Corporation from and after the Reorganization.
Where information relates to our company before the Reorganization and where the context otherwise requires, the “Company,” “we,” “us” and “our” refer to Sunshine Silver Mining & Refining Corporation and its consolidated subsidiaries, and, unless the context otherwise requires, to its affiliate entities, Minera Plata Real S. de R.L. de C.V. (“MPR”), Operaciones San Jose de Plata S. de R.L. de C.V. (“OSJ”) and Servicios San Jose de Plata S. de R.L. de C.V. (“SSJ”). We also refer to these entities collectively as the “Los Gatos Joint Venture” or “LGJV” where applicable. Where information relates to our company following the Reorganization and where the context otherwise requires, “Gatos,” the “Company,” “we,” “us” and “our” refer to Gatos Silver, Inc. and its consolidated subsidiaries, and, unless the context otherwise requires, to its affiliate entities that are part of the Los Gatos Joint Venture. As of December 31, 2020, we owned approximately 51.5% of the LGJV. As of the date of this Report, we own 70.0% of the LGJV. Despite owning the majority interest in the LGJV, we do not exercise control over the LGJV due to certain provisions contained in the Unanimous Omnibus Partner Agreement effective as of January 1, 2015 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Los Gatos Luxembourg S.a.r.l., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (the “Unanimous Omnibus Partner Agreement”) that currently require unanimous partner approval of all major operating decisions (such as certain approvals, the creation of security interests on property, any initial public offering of the joint venture, and litigation settlements).
References to the “Los Gatos Technical Report” are to the “NI 43-101 Technical Report: Los Gatos Project, Chihuahua, Mexico,” prepared by Tetra Tech Inc. (“Tetra Tech”), dated July 1, 2020, which was prepared in accordance with the requirements of subpart 1300 of Regulation S K (the “SEC Mining Modernization Rules”) and Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”). The Los Gatos Technical Report was filed as Exhibit 96.1 to our Registration Statement on Form S-1 (File No. 333-249224), filed with the SEC on October 1, 2020. The mineral resource estimates contained in the Los Gatos Technical Report have an effective date of September 6, 2019 and have not been updated since that time. We believe that activity at the CLG subsequent to the effective date of the mineral resource estimates would not result in a material change to the information contained in the Los Gatos Technical Report. The mineral reserve estimates and the economic analysis contained in the Los Gatos Technical Report have an effective date of July 1, 2020 and exclude 655,746 tonnes of mineral reserves that have been mined through June 30, 2020. Subsequent to July 1, 2020, 363,857 tonnes of material have been mined through December 31, 2020, which we believe would not result in a material change to the information contained in the Los Gatos Technical Report.
All mineral reserves and mineral resources contained herein for the Cerro Los Gatos Mine (“CLG”), the Esther deposit and the Amapola deposit are presented on both a 100% basis as well as on a 51.5% basis to reflect our ownership interest in the LGJV as of December 31, 2020.
References to “$” or “dollars” are to United States dollars.

Notice Regarding Mineral Disclosure
“Inferred mineral resources” are subject to uncertainty as to their existence and as to their economic and legal feasibility. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability.
Glossary of Technical Terms
Certain terms and abbreviations used in this Report are defined below:
“Ag” means the chemical symbol for the element silver.
“AISC” means all-in sustaining cost.
“Au” means the chemical symbol for the element gold.
“By-Product” is a secondary metal or mineral product recovered in the milling process.
“Concentrate” is the product of physical concentration process, such as flotation or gravity concentration, which involves separating ore minerals from unwanted waste rock. Concentrates require subsequent processing (such as smelting or leaching) to break down or dissolve the ore minerals and obtain the desired elements, usually metals.
“Dilution” is an estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an ore body.
“Feasibility Study” is a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.
“Grade” means the concentration of each ore metal in a rock sample, usually given as weight percent. Where extremely low concentrations are involved, the concentration may be given in grams per tonne (g/t) or ounces per ton (oz/t), the grade of an ore deposit is calculated, often using sophisticated statistical procedures, as an average of the grades of a very large number of samples collected from the deposit.
“g/t” means grams per tonne.
“Hectare” is a metric unit of area equal to 10,000 square meters (2.471 acres).
“Indicated Mineral Resources” or “Indicated Resources” is that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics, can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.
“Inferred Mineral Resources” or “Inferred Resources” is that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.
“Los Gatos Technical Report” means “NI 43-101 Technical Report: Los Gatos Project, Chihuahua, Mexico,” prepared by Tetra Tech Inc., dated July 1, 2020, which was prepared in accordance with the requirements of the SEC Mining Modernization Rules and NI 43-101.
“masl” is meters above sea level.

“Mineral Reserves” means the economically mineable part of a Measured or Indicated Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.
“Mineral Resources” means a concentration or occurrence of minerals, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.
“Measured Mineral Resources” is that part of a Mineral Resource for which quantity, grade or quality, densities, shape, and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.
“M&I” means Measured Mineral Resources and Indicated Mineral Resources.
“NI 43-101” means National Instrument 43-101 — Standards of Disclosure for Mineral Projects adopted by the Canadian Securities Administrators.
“NSR” means Net Smelter Return: the proceeds returned from the smelter and/or refinery to the mine owner less certain costs.
“Ore Reserve” is the part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.
“Pb” means the chemical symbol for the element lead.
“Probable Mineral Reserve” means the economically mineable part of an Indicated, and in some circumstances a Measured, Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.
“Proven Mineral Reserve” means the economically mineable part of a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This preliminary feasibility study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.
“SEC Mining Modernization Rules” means subpart 1300 of Regulation S-K.
“Tailings” is the material that remains after all economically and technically recovered precious metals have been removed from the ore during processing.
“Ton” means a short ton which is equivalent to 2,000 pounds, unless otherwise specified. We will also reference “Tonne,” which is a metric ton or 2,204.6 pounds. “Tonne” is referenced under the “Grade” definition.
“toz” means a troy ounce.
“Zn” means the chemical symbol for the element zinc.

Cautionary Information about Forward-Looking Statements
This Report contains statements that constitute “forward looking information” and “forward-looking statements” within the meaning of U.S. and Canadian securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “may,” “might,” “could,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include, but are not limited to, those relating to projections of our future financial performance, our anticipated growth strategies and anticipated trends in our industry, production from the CLG and further exploration of the Los Gatos District, estimated calculations of mineral reserves and resources at our properties, anticipated expenses, tax benefits, future strategic infrastructure development at the CLG and our requirements for additional capital.
All forward-looking statements speak only as of the date on which they are made. These statements are not a guarantee of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. Important factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the risks set forth under “Risk Factors Summary” below, which are discussed in further detail in “Item 1A — Risk Factors.”. Such factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Report and those described from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”). These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. Undue reliance should not be placed on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, except as required by law. Certain forward-looking statements are based on assumptions, qualifications and procedures which are set out only in the Los Gatos Technical Report. For a complete description of assumptions, qualifications and procedures associated with such information, reference should be made to the full text of the Los Gatos Technical Report.
Risk Factors Summary
We are subject to a variety of risks and uncertainties, including risks related to our business and industry; risks related to government regulations and international operations; risks related to the ownership of our common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:
•
we have a history of negative operating cash flows and net losses and we may never achieve or sustain profitability;

•
we are dependent on two principal projects for our future operations;

•
the LGJV has debt and may incur further debt in the future, which could adversely affect the LGJV’s and our financial health and ability to obtain financing in the future and pursue certain business opportunities;

•
mineral reserve and mineral resource calculations at the CLG and the Los Gatos District are only estimates and actual production results may vary significantly from the estimates;

•
our mineral exploration efforts are highly speculative in nature and may be unsuccessful;

•
actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any future development activities will result in profitable mining operations;

•
our operations involve significant risks and hazards inherent to the mining industry;

•
the title to some of the mineral properties may be uncertain or defective;

•
the widespread outbreak of the COVID-19 pandemic and any other health epidemics, communicable diseases or public health crises could also adversely affect us, particularly in regions where we conduct our business operations;

•
the prices of silver, zinc and lead are subject to change and a substantial or extended decline in the prices of silver, zinc or lead could materially and adversely affect our revenues and the value of our mineral properties;

•
the Mexican government, as well as local governments, extensively regulate mining operations, which impose significant actual and potential costs on us, and future regulation could increase those costs, delay receipt of regulatory refunds or limit our ability to produce silver and other metals;

•
our operations are subject to additional political, economic and other uncertainties not generally associated with U.S. operations; and

•
we are required to obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may ultimately not be possible.

For a more complete discussion of the material risk factors applicable to us, see “Item 1A — Risk Factors.”

PART I
Item 1.   Business
Our Company
We are a U.S.-based precious metals production, development and exploration company with the objective of becoming a premier silver producer. We were formed on February 2, 2011, when our predecessor Precious Metals Opportunities LLC, which was formed in December 2009, converted to a Delaware corporation. On March 1, 2011, Los Gatos Ltd. merged with and into us to form Sunshine Silver Mines Corporation. In 2014, we changed our name to Sunshine Silver Mining & Refining Corporation. On October 30, 2020, as part of the Reorganization, we changed our name to Gatos Silver, Inc. For additional information regarding the Reorganization, see “About this Annual Report.”
Our primary efforts are focused on the operation of the LGJV in Chihuahua, Mexico. On January 1, 2015, we entered into the LGJV with Dowa Metals and Mining Co., Ltd. (“Dowa”) to develop the Los Gatos District. On September 1, 2019, the LGJV commenced commercial production of its two concentrate products: a lead concentrate and a zinc concentrate. The LGJV’s lead and zinc concentrates are sold to third-party customers.
In addition to the Los Gatos District, we have 100% ownership of the Santa Valeria property, located in Chihuahua, Mexico, which comprises 1,543 hectares and could provide additional opportunities for resource growth.
Our Principal Projects
We are currently focused on the production and continued development of the CLG and the further exploration and development of the Los Gatos District:
•
The CLG, located within the Los Gatos District, Chihuahua, Mexico, consists of a 2,500 tonnes per day (“tpd”) polymetallic mine and processing facility that commenced concentrate sales on September 1, 2019.

For the year ended December 31, 2020, the CLG mined 652,739 tonnes and processed 667,422 tonnes at average grades of 229 g/t silver, 0.42 g/t gold, 2.27% lead and 3.64% zinc, with metallurgical recovery of 84.1% silver, 61.9% gold, 86.6% lead and 72.8% zinc. A total of 21,176 tonnes of lead concentrate were produced at average grades of 5,295 g/t silver, 7.3 g/t gold, 58.9% lead and 10.1% zinc, with metallurgical recovery of 72.7% silver, 55.4% gold, 82.3% lead and 8.8% zinc. A total of 27,879 tonnes of zinc concentrate were produced at average grades of 619 g/t silver, 0.66 g/t gold, 2.4% lead and 55.6% zinc, with metallurgical recovery of 11.3% silver, 6.6% gold, 4.3% lead and 63.9% zinc. For the year ended December 31, 2019, the CLG mined 357,342 tonnes and processed 269,853 tonnes at average grades of 229 g/t silver, 0.52 g/t gold, 1.97% lead and 3.03% zinc, with metallurgical recovery of 82.1% silver, 63.5% gold, 83.4% lead and 72.3% zinc. A total of 7,188 tonnes of lead concentrate were produced at average grades of 5,774 g/t silver, 10.9 g/t gold, 56.3% lead and 12.6% zinc, with metallurgical recovery of 67.3% silver, 55.2% gold, 76.0% lead and 11.1% zinc. A total of 9,320 tonnes of zinc concentrate were produced at average grades of 978 g/t silver, 1.26 g/t gold, 4.2% lead and 53.7% zinc, with metallurgical recovery of 14.8% silver, 8.3% gold, 7.4% lead and 61.2% zinc.
The Los Gatos Technical Report estimates that the deposit contains approximately 9.6 million diluted tonnes of proven and probable mineral reserves (or approximately 5.0 million diluted tonnes of proven and probable mineral reserves on a 51.5% basis), with approximately 6.4 million diluted tonnes of proven mineral reserves (or approximately 3.3 million diluted tonnes of proven mineral reserves on a 51.5% basis) and approximately 3.3 million diluted tonnes of probable mineral reserves (or approximately 1.7 million diluted tonnes of probable mineral reserves on a 51.5% basis). Average proven and probable mineral reserve grades are 306 g/t silver, 0.35 g/t gold, 2.76% lead and 5.65% zinc. The mineral reserve estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2020 and exclude 655,746 tonnes of mineral reserves that have been mined through June 30, 2020. Subsequent to July 1, 2020, 363,857 tonnes of material have been mined through December 31, 2020, which we believe would not result in a material change to the information contained in the Los Gatos Technical Report.
•
The Los Gatos District, located in Chihuahua, Mexico, is located approximately 120 kilometers south of Chihuahua City and is comprised of a 103,087-hectare land position, constituting a new mining district. The Los Gatos District consists of 14 mineralized zones, which include three identified silver-lead-zinc deposits that contain mineral resources — the CLG, the Esther deposit and the Amapola deposit — as well as 11 additional high-priority targets defined by high-grade drill intersections and over 150 kilometers of outcropping quartz and calcite veins. The area is characterized by a predominantly silver-lead-zinc epithermal mineralization. On September 1, 2020, the LGJV commenced concentrate sales at the CLG. A core component of the LGJV’s business plan is to explore the highly prospective, underexplored Los Gatos District with the objective of identifying additional mineral deposits that can be mined and processed, possibly utilizing the CLG plant infrastructure.

Prior to our initial acquisition of exploration concession rights in April 2006, very limited historical prospecting and exploration activities had been conducted in the Los Gatos District. We were able to acquire concessions covering approximately 103,087 hectares and, through our exploration, discovered a virgin silver region containing high-grade epithermal vein-style mineralization throughout the Los Gatos District concession package.
In 2008, we negotiated surface access rights with local ranch owners and obtained the necessary environmental permits for drilling and road construction. Through 2015, we purchased all the surface lands required for the CLG development. Environmental baseline data collection began in May 2010 and was completed in 2016 and approved in 2017 to prepare for the development of future environmental studies required for the CLG. In 2014, we partnered with Dowa to finance and develop the CLG and pursue exploration in the Los Gatos District. Together with Dowa, we formed the LGJV, which owns certain surface and mineral rights associated with the Los Gatos District. In connection with the formation of the LGJV, we entered into the Unanimous Omnibus Partner Agreement, which governs our and Dowa’s respective rights over the LGJV. As of December 31, 2020, we owned approximately 51.5% of the LGJV. As of the date of this Report, we own 70.0% of the LGJV and Dowa owns the remainder. Despite owning the majority interest in the LGJV, we do not exercise control over the LGJV due to certain provisions contained in the Unanimous Omnibus Partner Agreement that currently require unanimous partner approval of all major operating decisions (such as certain approvals, the creation of security interests on property, any initial public offering of the joint venture, and litigation settlements).
We believe that we have strong support from the local community, with about 150 employees from the local community working across multiple areas involving the continued underground development, construction of the surface facilities and operation of the CLG. Over 99% of the approximate 620 employees at the CLG hail from Mexico, highlighting our commitment to the local workforce.
Our primary areas of focus have been constructing and commissioning the CLG and defining and expanding the mineral resources associated with the CLG, the Esther deposit and the Amapola deposit. As of December 31, 2020, 739 exploration drill holes have been completed in the Los Gatos District, totaling 267,060 meters. The Los Gatos Technical Report estimates that the CLG contains 10.4 million tonnes of measured and indicated resources (or 5.4 million tonnes of measured and indicated resources on a 51.5% basis) inclusive of mineral reserves, at average grades of 269 g/t silver, 2.7% lead, 5.5% zinc, 0.34 g/t gold and 0.11% copper, or 3.5 million tonnes of measured and indicated resources (or 1.8 million tonnes of measured and indicated resources on a 51.5% basis) exclusive of mineral reserves, at average grades of 154 g/t silver, 2.2% lead, 4.3% zinc and 0.29 g/t gold, and 3.7 million tonnes of inferred resources (or 1.9 million tonnes of inferred resources on a 51.5% basis), at average grades of 107 g/t silver, 2.8% lead, 4.0% zinc and 0.28 g/t gold. The mineral resource estimates for the CLG have an effective date of September 6, 2019 and have not been updated since that time. We believe that activity at the CLG subsequent to the effective date of the mineral resource estimates would not result in a material change to the information contained in the Los Gatos Technical Report. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for mining recovery.
The Los Gatos Technical Report estimates that the Esther deposit contains 0.46 million tonnes of indicated resources (or 0.24 million tonnes of indicated resources on a 51.5% basis) at average grades of

133 g/t silver, 0.04 g/t gold, 0.02% copper, 0.70% lead and 2.10% zinc, and 2.29 million tonnes of inferred resources (or 1.18 million tonnes of inferred resources on a 51.5% basis) at average grades of 98 g/t silver, 0.12 g/t gold, 0.05% copper, 1.60% lead and 3.00% zinc; and the Amapola deposit contains 0.25 million tonnes of indicated resources (or 0.13 million tonnes of indicated resources on a 51.5% basis) at average grades of 135 g/t silver, 0.10 g/t gold, 0.02% copper, 0.10% lead and 0.30% zinc, and 3.44 million tonnes of inferred resources (or 1.77 million tonnes of inferred resources on a 51.5% basis) at average grades of 140 g/t silver, 0.10 g/t gold, 0.03% copper, 0.20% lead and 0.30% zinc. The mineral resource estimates for the Esther and Amapola deposits have an effective date of December 21, 2012 and have not been updated since that time. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for mining recovery.
The CLG is currently in production. The first lead concentrate was shipped on September 3, 2019, and the first zinc concentrate was shipped on September 4, 2019. We increased production to the designed 2,500 tpd rate by the end of 2020.
Our objectives at the CLG are to, among other things:
•
continue production at the designed 2,500 tpd rate;

•
produce and sell concentrate material containing zinc, lead, silver and gold metals to smelting facilities in Japan, Mexico and other locations;

•
initiate a feasibility study, prepared in accordance with the SEC Mining Modernization Rules and NI 43-101, on expanding the production rate from 2,500 to 3,000 tpd; and

•
perform additional in-fill and step-out drilling to further define mineral resources at the CLG.

Our objectives at the Los Gatos District are to, among other things:
•
perform additional in-fill and expansion drilling to further define and expand mineralization at the Esther and Amapola deposits;

•
conduct social, environmental and technical work on the property with the objective of completing a scoping study on the Esther and Amapola deposits;

•
expand the exploration drilling program on the Esther deposit, the Amapola deposit and the other 11 mineralized zones within the Los Gatos District; and

•
continue to expand the LGJV’s interest in prospective mineral and surface rights.

Business Strategy and Competitive Strengths
Our business strategy is focused on creating value for stakeholders through the ownership and advancement of two principal projects — the CLG and the Los Gatos District — and through the pursuit of similarly attractive silver-focused projects. We have undertaken and intend to undertake the following value-enhancing near-term and long-term initiatives:
•
Extinguished the Los Gatos Working Capital Facility (“WCF”): On March 11, 2021, the WCF provided to the LGJV by Dowa was extinguished. The WCF carried an annual interest rate of LIBOR plus 3%. In addition, we were required to pay an arrangement fee on the borrowing, calculated as 15.0% per annum of 70.0% of the average daily principal amount outstanding during the relevant fiscal quarter. We believe that by extinguishing the WCF, we are able to reduce our borrowing costs in future periods.

•
Repurchased an 18.5% interest in the Los Gatos Joint Venture to increase our ownership to 70.0%: On March 11, 2021, we repurchased an approximate 18.5% interest in the LGJV from Dowa, increasing our ownership to 70.0%. The repurchase represented an attractive investment opportunity that we believe is immediately value-accretive. With increased ownership, we will further benefit from the production at the CLG, supported by the attractive cash flow generation profile and fully funded nature of the project. In addition to increasing our economic interest in the CLG, this repurchase also provides us with greater exposure to potential upside from additional exploration within the Los Gatos District, in particular the Esther and Amapola deposits.

•
Complete a feasibility study expanding the CLG production rate to 3,000 tpd: Our desktop study estimated that a production rate expansion from 2,500 to 3,000 tpd could significantly improve the economics of the CLG. Given the appealing potential return, we intend to complete a feasibility study, prepared in accordance with the SEC Mining Modernization Rules and NI 43-101, to assess a CLG production rate increase.

•
Further exploration of the Los Gatos District: In December 2020, we and Dowa commenced a 27,000-meter exploration program to convert the CLG’s established 3.2 million tonnes of inferred resources to the measured and indicated category and to discover additional resources along the northwest and southeast extensions of the CLG deposit. In 2021, the LGJV intends to initiate a second exploration program to expand resources throughout the Los Gatos District. The initial target is an estimated 19,000-meter campaign at the Esther deposit, to expand its initial NI 43-101-compliant indicated resource of 0.46 million tonnes at 133 g/t silver, 2.1% zinc, 0.7% lead and inferred resource of 2.29 million tonnes at 98 g/t silver, 3.0% zinc, and 1.6% lead. Esther is located about four kilometers from Cerro Los Gatos and contains similar styles of mineralization and geochemistry. We believe that further drilling may materially expand the size and mineral tenor of this resource.

•
Explore our wholly-owned Santa Valeria property: In March 2021, we commenced a 5,400-meter exploration program on our wholly-owned Santa Valeria property. The Santa Valeria target has been developed through regional geologic work by our exploration team, which defined a large basin structure hosting the mineralization zones within the Los Gatos District. Santa Valeria is geologically comparable to Cerro Los Gatos and may contain similar mineral content.

We believe the following strengths provide us with significant competitive advantages:
•
High Quality and Long Life Assets: CLG is expected to generate average life-of-mine (“LOM”) unlevered, after-tax free cash flow of approximately $76 million per year on a 100% basis (or approximately $53 million per year on a 70.0% basis). We successfully commissioned the CLG in 2019 and the CLG commenced concentrate sales on September 1, 2019.

•
Assets Located in Geopolitically Safe and Established Mining Regions: The Los Gatos District is located in one of the world’s premier silver mining regions: the Mexican Silver Belt, which was the world’s largest silver producing region. Mexico is highly ranked among silver mining jurisdictions worldwide in terms of the attractiveness of investment and has a long history of successful mineral development and operations, which we believe makes it a desirable jurisdiction in which to conduct mining operations due to stable political, tax and regulatory policies.

•
Resource Growth Potential from Exploration of the Los Gatos District: We believe that our properties have significant exploration upside with numerous opportunities to define additional mineral resources through continued exploration. The Los Gatos District is located in the Mexican Silver Belt, near several other silver assets owned by large public companies. The Mexican Silver Belt has experienced significant exploration success, and the Los Gatos District represents an underexplored property where there has been little historical workings or previous exploration. The Los Gatos District contains numerous significant high-grade targets throughout. Previous work done has resulted in a 190% increase in measured and indicated silver equivalent resources from March 2014 to September 2019, with additional exploration planned. In addition to the significant existing resources at the CLG, the Los Gatos District also contains the Esther and Amapola deposits and 11 other mineralized zones. With the LGJV’s control of the concessions, the ability to develop the entire 103,087-hectare land position and more than 85% of the land position yet to be explored, we expect that we will benefit from additional exploration that has the potential to expand mineralization beyond that already identified in the 14 mineralized zones, which include the CLG, the Esther deposit and the Amapola deposit.

•
Experienced Management Team and Board of Directors: We have an experienced and growing management team with a track record of successfully identifying and developing mineral discoveries. Our Chief Executive Officer, Stephen Orr, Chief Financial Officer, Roger Johnson, Vice President of Exploration and Chief Geologist, Philip Pyle, and Chief Operating Officer, John Kinyon, each has significant experience in the mining industry. Our Board of Directors is comprised of senior mining and financial executives who have broad domestic and international experience in mineral exploration, development and mining. Our Board of Directors has been established with individuals who have career backgrounds at notable mining companies. We believe that the specialized skills and knowledge of the management team and of the Board of Directors will significantly enhance our ability to explore and develop the Los Gatos District and to pursue other regional growth opportunities.
Summary of Mineral Resources and Mineral Reserves
Below is a summary table of estimated mineral resources and reserves. Further information can be found in “Item 2. Properties.” The mineral resource estimates contained in the Los Gatos Technical Report have an effective date of September 6, 2019 and have not been updated since that time. We believe that activity at the CLG subsequent to the effective date of the mineral resource estimates would not result in a material change to the information contained in the Los Gatos Technical Report. The mineral reserve estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2020 and exclude 655,746 tonnes of mineral reserves that have been mined through June 30, 2020. Subsequent to July 1, 2020, 363,857 tonnes of material have been mined through December 31, 2020, which we believe would not result in a material change to the information contained in the Los Gatos Technical Report.

Summary Mineral Resources Inclusive of Mineral Reserves as of December 31, 2020
	Measured Mineral Resources			Indicated Mineral Resources			Measured & Indicated Mineral Resources			Inferred Mineral Resources
	Amount (100% basis)	Amount (51.5% basis)	Grade / Qualities	Amount (100% basis)	Amount (51.5% basis)	Grade / Qualities	Amount (100% basis)	Amount (51.5% basis)	Grade / Qualities	Amount (100% basis)	Amount (51.5% basis)	Grade / Qualities
	(in millions of tonnes)		(g/t Ag or Au) (% Pb, Zn or Cu)	(in millions of tonnes)		(g/t Ag or Au) (% Pb, Zn or Cu)	(in millions of tonnes)		(g/t Ag or Au) (% Pb, Zn or Cu)	(in millions of tonnes)		(g/t Ag or Au) (% Pb, Zn or Cu)
Ag:
Los Gatos District
Cerro Los Gatos Mine(1)	5.8	3.0	324	4.6	2.4	202	10.4	5.4	269	3.7	1.9	107
Esther Deposit(2)	—	—	—	0.46	0.24	133	0.46	0.24	133	2.29	1.18	98
Amapola Deposit(2)	—	—	—	0.25	0.13	135	0.25	0.13	135	3.44	1.77	140
Total	5.8	3.0	324	5.3	2.7	193	11.1	5.8	260	9.4	4.9	117
Au:
Los Gatos District
Cerro Los Gatos Mine(1)	5.8	3.0	0.39	4.6	2.4	0.28	10.4	5.4	0.34	3.7	1.9	0.28
Esther Deposit(2)	—	—	—	0.46	0.24	0.04	0.46	0.24	0.04	2.29	1.18	0.12
Amapola Deposit(2)	—	—	—	0.25	0.13	0.10	0.25	0.13	0.10	3.44	1.77	0.10
Total	5.8	3.0	0.39	5.3	2.7	0.25	11.1	5.8	0.32	9.4	4.9	0.18
Pb:
Los Gatos District
Cerro Los Gatos Mine(1)	5.8	3.0	2.90	4.6	2.4	2.50	10.4	5.4	2.70	3.7	1.9	2.80
Esther Deposit(2)	—	—	—	0.46	0.24	0.70	0.46	0.24	0.70	2.29	1.18	1.60
Amapola Deposit(2)	—	—	—	0.25	0.13	0.10	0.25	0.13	0.10	3.44	1.77	0.20
Total	5.8	3.0	2.90	5.3	2.7	2.2	11.1	5.8	2.6	9.4	4.9	1.6
Zn:
Los Gatos District
Cerro Los Gatos Mine(1)	5.8	3.0	5.80	4.6	2.4	5.2	10.4	5.4	5.5	3.7	1.9	4.00
Esther Deposit(2)	—	—	—	0.46	0.24	2.10	0.46	0.24	2.10	2.29	1.18	3.00
Amapola Deposit(2)	—	—	—	0.25	0.13	0.30	0.25	0.13	0.30	3.44	1.77	0.30
Total	5.8	3.0	5.8	5.3	2.7	4.7	11.1	5.8	5.2	9.4	4.9	2.4
Cu:
Los Gatos District
Cerro Los Gatos Mine(1)	5.8	3.0	0.11	4.6	2.4	0.11	10.4	5.4	0.11	3.7	1.9	0.14
Esther Deposit(2)	—	—	—	0.46	0.24	0.02	0.46	0.24	0.02	2.29	1.18	0.05
Amapola Deposit(2)	—	—	—	0.25	0.13	0.02	0.25	0.13	0.02	3.44	1.77	0.03
Total	5.8	3.0	0.11	5.3	2.7	0.10	11.1	5.8	0.10	9.4	4.9	0.08

(1)
Based on a cut-off grade of 150 grams silver equivalent/tonne at assumed metal prices of $18.00/toz silver, $0.92/lb lead and $1.01/lb zinc; gold was not considered in silver equivalent calculation. The mineral resource estimates contained in the Los Gatos Technical Report have an effective date of September 6, 2019 and include mineral reserves. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for metallurgical recovery. For a discussion of the mineral resource estimates contained in the Los Gatos Technical Report, see “Item 2. Properties — The Los Gatos District — Mineral Resource Estimates — CLG, Esther and Amapola Deposits.”

(2)
Based on a cut-off grade of 100 grams silver equivalent/tonne using metal prices of $22.30/toz silver, $0.97/lb lead, and $0.91/lb zinc. The mineral resource estimates for the Esther and Amapola deposits have an effective date of December 21, 2012. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for metallurgical recovery.

For a discussion of the mineral resource estimates contained in the Los Gatos Technical Report, see “Item 2. Properties — The Los Gatos District — Mineral Resource Estimates — CLG, Esther and Amapola Deposits.”
Summary Mineral Reserves as of December 31, 2020
	Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Amount (100% basis)	Amount (51.5% basis)	Grades / Qualities	Amount (100% basis)	Amount (51.5% basis)	Grades / Qualities	Amount (100% basis)	Amount (51.5% basis)	Grades / Qualities
	(in millions of tonnes)		(g/t Ag or Au) (% Pb or Zn)	(in millions of tonnes)		(g/t Ag or Au) (% Pb or Zn)	(in millions of tonnes)		(g/t Ag or Au) (% Pb or Zn)
Ag:
Los Gatos District
Cerro Los Gatos Mine	6.4	3.3	332	3.3	1.7	254	9.6	5.0	306
Total	6.4	3.3	332	3.3	1.7	254	9.6	5.0	306
Au:
Los Gatos District
Cerro Los Gatos Mine	6.4	3.3	0.36	3.3	1.7	0.34	9.6	5.0	0.35
Total	6.4	3.3	0.36	3.3	1.7	0.34	9.6	5.0	0.35
Pb:
Los Gatos District
Cerro Los Gatos Mine	6.4	3.3	2.77	3.3	1.7	2.74	9.6	5.0	2.76
Total	6.4	3.3	2.77	3.3	1.7	2.74	9.6	5.0	2.76
Zn:
Los Gatos District
Cerro Los Gatos Mine	6.4	3.3	5.55	3.3	1.7	5.86	9.6	5.0	5.65
Total	6.4	3.3	5.55	3.3	1.7	5.86	9.6	5.0	5.65

Reserves based on a $75 Net Smelter Return (“NSR”) cut-off value. NSR is defined as revenue per tonne mined less the sum of concentrate refining, treatment and transportation costs per tonne mined. The mineral reserve estimates for the CLG reflect diluted grades with adjustment for metallurgical recovery. The mineral reserve estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2020 and exclude 655,746 tonnes of mineral reserves that have been mined through June 30, 2020. For a discussion of the mineral reserve estimates contained in the Los Gatos Technical Report, see “Item 2. Properties — The Los Gatos District — Mineral Reserve Estimates — CLG.”
Competition
There is aggressive competition within the precious metals industry. We compete with other precious metals companies, such as Coeur Mining Inc., Pan American Silver Corp. and First Majestic Silver Corp., as well as other mineral miners, in efforts to obtain financing to explore and develop its projects. These companies currently have greater resources than we do. In the future, we may compete with such companies to acquire additional properties.
In addition, we also encounter competition for the hiring of key personnel. The mining industry is currently facing a shortage of experienced mining professionals, particularly experienced mine construction and mine management personnel. This competition affects our operations. Larger regional companies can offer better employment terms than smaller companies such as us.
We also compete for the services of mine service companies, such as project coordinators and drilling companies. Potential suppliers may choose to provide better terms and scheduling to larger companies in the industry due to the scale and scope of their operations.
Environmental, Health and Safety Matters
We are subject to stringent and complex environmental laws, regulations and permits in the various jurisdictions in which we operate. These requirements are a significant consideration for us as our operations involve, or may in the future involve, among other things, the removal, extraction and processing of natural resources, emission and discharge of materials into the environment, remediation of soil and groundwater contamination, workplace health and safety, reclamation and closure of waste impoundments and other properties, and handling, storage, transport and disposal of wastes and hazardous materials. Compliance with these laws, regulations and permits can require substantial capital or operating costs or otherwise delay, limit or prohibit our development or future operation of our properties. These laws, regulations and permits, and the enforcement and interpretation thereof, change frequently and generally have become more stringent over time. If we violate these environmental requirements, we may be subject to litigation, fines or other sanctions, including the revocation of permits and suspension of operations. Pursuant to such requirements, we also may be subject to inspections or reviews by governmental authorities.
Permits and Approvals
To obtain, maintain and renew our environmental permits, we may be required to conduct environmental studies and collect and present to governmental authorities data pertaining to the potential impact that our current or future operations may have upon the environment. For example, in order to commence underground exploration activities at the CLG, we were required to submit an environmental analysis to the applicable governmental authorities. In May 2010, we began collecting the environmental baseline data for the CLG and received the permit in 2015.
Hazardous Substances and Waste Management
We could be liable for environmental contamination at or from our or our predecessors’ currently or formerly owned or operated properties or third-party waste disposal sites. Certain environmental laws impose joint and several strict liability for releases of hazardous substances at such properties or sites, without regard to fault or the legality of the original conduct. A generator of waste can be held responsible for contamination resulting from the treatment or disposal of such waste at any off-site location (such as a landfill), regardless of whether the generator arranged for the treatment or disposal of the waste in compliance with applicable laws. Costs associated with liability for removal or remediation of contamination or damage to natural resources could be substantial and liability under these laws may attach without regard to whether the responsible party knew of, or was responsible for, the presence of the contaminants. In addition to potentially significant investigation and remediation costs, such matters can give rise to claims from governmental authorities and other third parties for fines or penalties, natural resource damages, personal injury and property damage.
Mine Health and Safety Laws
Our Mexican properties are subject to regulation by the Political Constitution of the United Mexican States, and are subject to various legislation in Mexico, including the Mining Law, the Federal Law of Waters, the Federal Labor Law, the Federal Law of Firearms and Explosives, the General Law on Ecological Balance and Environmental Protection and the Federal Law on Metrology Standards, as well as the accompanying regulations and regulatory authorities. Mining, environmental and labor authorities may inspect our operations on a regular basis and issue various citations and orders when they believe a violation has occurred under the relevant statute. Regulations and the results of inspections may have a significant effect on our operating costs.

At this time, it is not possible to predict the full effect that the new or proposed statutes, regulations and policies will have on our operating costs, but it may increase our costs and those of our competitors.
Other Environmental Laws
We are required to comply with numerous other environmental laws, regulations and permits in addition to those previously discussed. These additional requirements include, for example, various permits regulating road construction and drilling at the Mexican properties.
We endeavor to conduct our mining operations in compliance with all applicable laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time in the industry.
Facilities and Employees
We own and lease land at our other exploration properties in Mexico and at the Los Gatos District through our ownership interest in the LGJV.
As of December 31, 2020, we had 11 full-time employees in the United States and 10 full-time employees in Mexico, and the LGJV had approximately 620 employees in Mexico. We believe that our employee relations are good and plan to continue to hire employees as our operations expand.
Available Information
Our internet address is www.gatossilver.com. We make available free of charge through our investor relations website, https://investor.gatossilver.com, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information contained on our website is not included as a part of, or incorporated by reference into, this Report.

Item 1A.   Risk Factors
The following risks could materially and adversely affect our business, financial condition, cash flows, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this this Report, including our consolidated financial statements and the related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Risks Related to Our Financial Condition
We have a history of negative operating cash flows and net losses and we may never achieve or sustain profitability.
We have a history of negative operating cash flows and net losses. We expect to continue to incur negative operating cash flows and net losses until such time as one or more of our mineral properties generates sufficient revenues to fund our continuing operations. For the years ended December 31, 2020 and 2019, our net loss was $40.4 million and $37.8 million, respectively.
We may never achieve or sustain profitability. The CLG commenced production on September 1, 2019. To become and remain profitable, we must succeed in generating significant revenues at the CLG, which will require us to be successful in a range of challenging activities and is subject to numerous risks, including the risk factors set forth in this “Risk Factors” section. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our revenues, expenses and profitability. Our failure to achieve or sustain profitability would depress our market value, could impair our ability to execute our business plan, raise capital or continue our operations and could cause our shareholders to lose all or part of their investment.
We are dependent on two principal projects for our future operations, the CLG and the Los Gatos District. The Los Gatos District (other than the CLG) does not currently have proven or probable mineral reserves.
The Los Gatos District (other than the CLG) does not have identified proven and probable mineral reserves. Mineral exploration and development involve a high degree of risk that even a combination of careful evaluation, experience and knowledge cannot eliminate, and few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration programs at the Los Gatos District will establish the presence of any additional proven or probable mineral reserves. The failure to establish additional proven or probable mineral reserves would severely restrict our ability to implement our strategies for long-term growth.
Deliveries under concentrate sales agreements may be suspended or cancelled by our customers in certain cases.
Under concentrate sales agreements, our customers may suspend or cancel delivery of our products in some cases, such as force majeure. Events of force majeure under these agreements generally include, among others, acts of God, strikes, fires, floods, wars, government actions or other events that are beyond the control of the parties involved. Any suspension or cancellation by our customers of deliveries under our sales contracts that are not replaced by deliveries under new contracts would reduce our cash flow and could materially and adversely affect our financial condition and results of operations.
We do not currently intend to enter into hedging arrangements with respect to silver and other minerals and our hedging activities, or our decision not to hedge, with respect to our expenses could expose us to losses. We are also subject to risks relating to fluctuations in the exchange rate of the Mexican peso to the U.S. dollar.
We do not currently intend to enter into hedging arrangements with respect to silver and other minerals. As such, we will not be protected from a decline in the price of silver and other minerals. This strategy may have a material adverse effect upon our financial performance, financial position and results of operations.

We report our financial statements in U.S. dollars. A portion of our costs and expenses are incurred in Mexican pesos. As a result, any significant and sustained appreciation of the Mexican peso against the U.S. dollar may materially increase our costs and expenses. Additionally, we are, and will be, exposed to the potentially adverse effects of fluctuations in input costs, such as diesel fuel, and if we borrow funds at floating interest rates. We may seek to enter into hedging arrangements to hedge some of our input costs, such as diesel fuel, and our currency exposure with respect to the portion of our costs and expenses incurred in Mexican pesos. In the future we may also seek to enter into interest rate hedge agreements in connection with future indebtedness we may incur that bears interest at a floating rate. We currently, however, have not entered into any such hedging arrangements, or made a decision to do so, and there can be no assurance that we will be able to do so on acceptable terms, or at all. Even if we seek and are able to enter into hedging contracts, there is no assurance that such hedging program will be effective, and any hedging program would also prevent us from benefitting fully from applicable input cost or rate decreases. In addition, we may in the future experience losses if a counterparty fails to perform under a hedge arrangement.
The LGJV has debt and may incur further debt in the future, which could adversely affect the LGJV’s and our financial health and limit our ability to obtain financing in the future and pursue certain business opportunities.
The LGJV has debt service obligations pursuant to the agreements governing its outstanding debt. As of December 31, 2020, the LGJV had $222.8 million of debt outstanding under a term loan agreement with Dowa, dated July 11, 2017, as amended from time to time (the “Term Loan”) and $60.0 million of debt outstanding under the WCF(together with the Term Loan, the “Dowa Debt Agreements”). On March 11, 2021, the WCF was extinguished. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dowa Debt Agreements.”
The Term Loan contains certain restrictive covenants, including restrictions on the LGJV’s ability to incur additional indebtedness and create liens on its properties, to dispose of property other than in the ordinary course of business, to liquidate or dissolve itself or to enter into acquisitions or mergers, to make investments or other capital expenditures and to make distributions or dividends. In addition, the LGJV is required to retain sufficient funds at all times to pay one semi-annual payment of principal under the Term Loan and to fund the LGJV’s operations for at least three months. These covenants and restrictions reduce funds available for operations and capital expenditures, future business opportunities, future dividends to us and other purposes; make the LGJV more vulnerable to economic and industry downturns and reduce flexibility in responding to changing business and economic conditions; limit flexibility in planning for, or reacting to, changes in the business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; limit our ability to borrow more money for operations and sustaining capital or to finance acquisitions in the future; or require us to make future capital contributions to the LGJV, if needed, in order to make required payments of interest and principal. If we, as a 70.0% guarantor of the Term Loan, or the LGJV are unable to meet debt service obligations in the future, our financial position, financial performance and results of operations may be materially and adversely affected.
Risks Related to Our Operations
Mineral reserve and mineral resource calculations at the CLG and the Los Gatos District are only estimates and actual production results may vary significantly from the estimates.
Calculations of mineral reserves at the CLG and of the mineral resources at the Los Gatos District are only estimates and depend on geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which might prove to be materially inaccurate. There is a degree of uncertainty attributable to the calculation of mineral reserves and mineral resources. Until mineral reserves and mineral resources are actually mined and processed, the quantity of metal and grades must be considered as estimates only and no assurance can be given that the indicated levels of metals will be produced. In making determinations about whether to advance any of our projects to development, we must rely upon estimated calculations for the mineral reserves and mineral resources and grades of mineralization on our properties.

The estimation of mineral reserves and mineral resources is a subjective process that is partially dependent upon the judgment of the persons preparing the estimates. The process relies on the quantity and quality of available data and is based on knowledge, mining experience, statistical analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available.
Estimated mineral reserves and mineral resources may have to be recalculated based on changes in metal prices, further exploration or development activity or actual production experience. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates or other important factors that influence mineral reserves and mineral resources estimates. The extent to which mineral resources may ultimately be reclassified as mineral reserves is dependent upon the demonstration of their profitable recovery. Any material changes in volume and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital. We cannot provide assurance that mineralization can be mined or processed profitably.
Mineral reserve and mineral resource estimates have been determined and valued based on assumed future metal prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in the market price for silver, lead and zinc may render portions of our mineralization uneconomic and result in reduced reported volume and grades, which in turn could have a material adverse effect on our financial performance, financial position and results of operations.
In addition, inferred mineral resources have a great amount of uncertainty as to their existence and their economic and legal feasibility. There should be no assumption that any part of an inferred mineral resource will be upgraded to a higher category or that any of the mineral resources not already classified as mineral reserves will be reclassified as mineral reserves.
Our mineral exploration efforts are highly speculative in nature and may be unsuccessful.
Mineral exploration is highly speculative in nature, involves many uncertainties and risks and is frequently unsuccessful. It is performed to demonstrate the dimensions, position and mineral characteristics of mineral deposits, estimate mineral resources, assess amenability of the deposit to mining and processing scenarios and estimate potential deposit value. Once mineralization is discovered, it may take a number of years from the initial exploration phases before production is possible, during which time the potential feasibility of the project may change adversely. Substantial expenditures are required to establish additional proven and probable mineral reserves, to determine processes to extract the metals and, if required, to construct mining and processing facilities and obtain the rights to the land and resources required to develop the mining activities.
Development projects have no operating history upon which to base estimates of proven and probable mineral reserves and estimates of future operating costs. Estimates are, to a large extent, based upon the interpretation of geological data and modeling obtained from drill holes and other sampling techniques, feasibility studies that derive estimates of operating costs based upon anticipated tonnage and grades of material to be mined and processed, the configuration of the deposit, expected recovery rates of metal from the mill feed material, facility and equipment capital and operating costs, anticipated climatic conditions and other factors. As a result, actual operating costs and economic returns based upon development of proven and probable mineral reserves may differ significantly from those originally estimated. Moreover, significant decreases in actual or expected commodity prices may mean mineralization, once found, will be uneconomical to mine.
Our processing ability may be adversely impacted by certain circumstances.
A number of factors could affect our ability to process the quantities of metals that we recover and our ability to efficiently handle certain quantities of processed materials, including, but not limited to, the presence of oversized material at the crushing stage; material showing breakage characteristics different than those planned; material with grades outside of planned grade range; the presence of deleterious materials in ratios different than expected; material drier or wetter than expected, due to natural or environmental effects; and materials having viscosity or density different than expected.

The occurrence of one or more of the circumstances described above could affect our ability to process the number of tonnes planned, recover valuable materials, remove deleterious materials, and produce planned quantities of concentrates. In turn, this may result in lower throughput, lower recoveries, increased downtime or some combination of all of the foregoing. While issues of this nature are part of normal operations, there is no assurance that unexpected conditions may not materially and adversely affect our business, results of operations or financial condition.
Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any future development activities will result in profitable mining operations.
The actual operating costs at the CLG will depend upon changes in the availability and prices of labor, equipment and infrastructure, variances in ore recovery and mining rates from those assumed in the mining plan, operational risks, changes in governmental regulation, including taxation, environmental, permitting and other regulations and other factors, many of which are beyond our control. Due to any of these or other factors, the operating costs at the CLG may be significantly higher than those set forth in the Los Gatos Technical Report. As a result of higher capital and operating costs, production and economic returns may differ significantly from those set forth in the Los Gatos Technical Report and there are no assurances that any future development activities will result in profitable mining operations.
Land reclamation and mine closure may be burdensome and costly.
Land reclamation and mine closure requirements are generally imposed on mining and exploration companies, such as ours, which require us, among other things, to minimize the effects of land disturbance. Such requirements may include controlling the discharge of potentially dangerous effluents from a site and restoring a site’s landscape to its pre-exploration form. The actual costs of reclamation and mine closure are uncertain and planned expenditures may differ from the actual expenditures required. Therefore, the amount that we are required to spend could be materially higher than current estimates. Any additional amounts required to be spent on reclamation and mine closure may have a material adverse effect on our financial performance, financial position and results of operations and may cause us to alter our operations. In addition, we are required to maintain financial assurances, such as letters of credit, to secure reclamation obligations under certain laws and regulations. The failure to acquire, maintain or renew such financial assurances could subject us to fines and penalties or suspension of our operations. Letters of credit or other forms of financial assurance represent only a portion of the total amount of money that will be spent on reclamation over the life of a mine’s operation. Although we include liabilities for estimated reclamation and mine closure costs in our financial statements, it may be necessary to spend more than what is projected to fund required reclamation and mine closure activities.
The development of one or more of our mineral projects that have been, or may in the future be, found to be economically feasible will be subject to all of the risks associated with establishing new mining operations.
The Los Gatos Technical Report indicates that the CLG is a profitable silver-zinc-lead project with an estimated 11-year mine life, at modeled metals prices. If the development of one of our other mineral projects is found to be economically feasible, the development of such projects will require obtaining permits and financing, and the construction and operation of mines, processing plants and related infrastructure. As a result, we will be subject to certain risks associated with establishing new mining operations, including:
•
the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;

•
the availability and cost of skilled labor, mining equipment and principal supplies needed for operations, including explosives, fuels, chemical reagents, water, power, equipment parts and lubricants;

•
the availability and cost of appropriate smelting and refining arrangements;

•
the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;

•
the availability of funds to finance construction and development activities;

•
industrial accidents;

•
mine failures, shaft failures or equipment failures;

•
natural phenomena such as inclement weather conditions, floods, droughts, rock slides and seismic activity;

•
unusual or unexpected geological and metallurgical conditions;

•
exchange rate and commodity price fluctuations;

•
high rates of inflation;

•
health pandemics, including the COVID-19 pandemic;

•
potential opposition from non-governmental organizations, environmental groups or local groups, which may delay or prevent development activities; and

•
restrictions or regulations imposed by governmental or regulatory authorities, including with respect to environmental matters.

The costs, timing and complexities of developing the projects may be greater than anticipated. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in mining operations to experience unexpected costs, problems and delays during construction, development and mine startup. In addition, the cost of producing silver bearing concentrates that are of acceptable quality to smelters may be significantly higher than expected. We may encounter higher than acceptable contaminants in our concentrates such as arsenic, antimony, mercury, copper, iron, selenium, fluorine or other contaminants that, when present in high concentrations, can result in penalties or outright rejection of the metals concentrates by the smelters or offtakers. For example, due to the high fluorine content at the CLG, it was necessary to provide additional cleaning stages to reduce the fluorine content of the concentrate produced at the CLG. Accordingly, we cannot provide assurance that our activities will result in profitable mining operations at the mineral properties.
Our operations involve significant risks and hazards inherent to the mining industry.
Our operations involve the operation of large machines, heavy mobile equipment and drilling equipment. Hazards such as adverse environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground control problems, cave-ins, changes in the regulatory environment, metallurgical and other processing problems, mechanical equipment failure, facility performance problems, fire and natural phenomena such as inclement weather conditions, floods and earthquakes are inherent risks in our operations. Hazards inherent to the mining industry can cause injuries or death to employees, contractors or other persons at our mineral properties, severe damage to and destruction of our property, plant and equipment, and contamination of, or damage to, the environment, and can result in the suspension of our exploration activities and future development and production activities. While we aim to maintain best safety practices as part of its culture, safety measures implemented by us may not be successful in preventing or mitigating future accidents.
In addition, from time to time we may be subject to governmental investigations and claims and litigation filed on behalf of persons who are harmed while at our properties or otherwise in connection with our operations. To the extent that we are subject to personal injury or other claims or lawsuits in the future, it may not be possible to predict the ultimate outcome of these claims and lawsuits due to the nature of personal injury litigation. Similarly, if we are subject to governmental investigations or proceedings, we may incur significant penalties and fines, and enforcement actions against us could result in the closing of certain of our mining operations. If claims and lawsuits or governmental investigations or proceedings are ultimately resolved against us, it could have a material adverse effect on our financial performance, financial position and results of operations. Also, if we mine on property without the appropriate licenses and approvals, we could incur liability, or our operations could be suspended.
We may be materially and adversely affected by challenges relating to slope and stability of underground openings.
Our underground mines get deeper and our waste and tailings deposits increase in size as we continue with and expand our mining activities, presenting certain geotechnical challenges, including the possibility of failure of underground openings. If we are required to reinforce such openings or take additional actions to prevent such a failure, we could incur additional expenses, and our operations and stated mineral reserves could be negatively affected. We have taken the actions we determined to be proper in order to maintain the stability of underground openings, but additional action may be required in the future. Unexpected failures or additional requirements to prevent such failures may adversely affect our costs and expose us to health and safety and other liabilities in the event of an accident, and in turn materially and adversely affect the results of our operations and financial condition, as well as potentially have the effect of diminishing our stated mineral reserves.
The title to some of the mineral properties may be uncertain or defective, thus risking our investment in such properties.
Under the laws of Mexico, mineral resources belong to the state, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and the regulations thereunder. While we and the LGJV hold title to the mineral properties in Mexico described in this Report, including the CLG, through these government concessions, there is no assurance that title to the concessions comprising the CLG or our or the LGJV’s other properties will not be challenged or impaired. The Los Gatos concession is held by us subject to the terms of an agreement with the original holder of that concession. The CLG and our or the LGJV’s other properties may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by such undetected defects. A title defect on any of our mineral properties (or any portion thereof) could adversely affect our ability to mine the property and/or process the minerals that we mine.
The mineral properties’ mining concessions in Mexico may be terminated if the obligations to maintain the concessions in good standing are not satisfied, including obligations to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Mexican Ministry of Economy and to allow inspections by the Mexican Ministry of Economy. In addition to termination, failure to make timely concession maintenance payments and otherwise comply with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in reduction or expropriation of entitlements.
Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. We rely on title information and/or representations and warranties provided by our grantors. Any challenge to our title could result in litigation, insurance claims and potential losses, delay the exploration and development of a property and ultimately result in the loss of some or all of our interest in the property. In addition, if we mine on property without the appropriate title, we could incur liability for such activities. While we have received a title opinion in relation to the Los Gatos District dated as of November 5, 2019, such opinion is not a guarantee of title and such title may be challenged.
Suitable infrastructure may not be available or damage to existing infrastructure may occur.
Mining, processing, development and exploration activities depend on adequate infrastructure. Reliable roads, bridges, port and/or rail transportation, power sources, water supply and access to key consumables are important determinants for capital and operating costs. The lack of availability on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay exploration, development or exploitation of our projects. If adequate infrastructure is not available in a timely manner, there can be no assurance that the exploitation or development of our projects will be commenced or completed on a timely basis, or at all, or that the resulting operations will achieve the anticipated production volume, or that the construction costs and operating costs associated with the exploitation and/or development of our projects will not be higher than anticipated. In addition, extreme weather phenomena, sabotage, vandalism, government, non-governmental organization and community or other interference in the maintenance or provision of such infrastructure could adversely affect our operations and profitability.

Risks Related to Our Business and Industry
The COVID-19 pandemic has adversely affected our business and operations. The widespread outbreak of any other health epidemics, communicable diseases or public health crises could also adversely affect us, particularly in regions where we conduct our business operations.
Our business could be adversely affected by the widespread outbreak of a health epidemic, communicable disease or any other public health crisis. For example, the outbreak of COVID-19 in the United States, Mexico and elsewhere has created significant business disruption and adversely affected our business and operations. The outbreak has resulted in governments implementing numerous measures to contain COVID-19, such as travel bans and restrictions, particularly quarantines, shelter-in-place or total lockdown orders and business limitations and shutdowns. These containment measures are subject to change and the respective government authorities may tighten the restrictions at any time.
In late March 2020, the Mexican government declared a national health emergency due to increasing infection rates from the COVID-19 pandemic. Pursuant to the health emergency declaration, the Mexican government ordered a temporary suspension of all “non-essential” operations nationwide in Mexico, including mining operations, in order to help combat the spread of COVID-19. In response to the order, the LGJV effected a 45-day temporary suspension of all non-essential activities at the CLG site, which reduced the number of employees and contractors at the site and at the Chihuahua corporate office. During the temporary suspension, the LGJV implemented health protocols, allowed most administrative and technical services employees to work remotely, reduced mining and milling, completed project enhancements and finalized a mine plan upon reactivation of mining activities after the temporary suspension.
In late May 2020, the Mexican government designated mining an essential service and allowed mines to resume production, subject to deploying COVID-19 prevention protocols. Our existing COVID-19 protocols exceeded those mandated by the Mexican government and, accordingly, the LGJV reactivated mine development and mining in late May 2020 and hired additional employees. Ore processing resumed in early June 2020. In order to maintain social distancing and best practice protocols, public areas, such as the residential camps’ cafeterias, limited the number of personnel. Food service periods were extended with employees assigned specific times for meals. Face masks are required in offices and other public areas. Daily working shift times are staggered to limit the number of employees in changing areas and pre-shift work meetings. Two sterilization tunnels have been installed at the main entry gate and at the entrance to the cafeteria. All individuals entering the CLG site are subject to a molecular COVID-19 test. If an individual tests positive, the individual will be subject to quarantine protocols and denied entry to the mine site. In the event of an outbreak of COVID-19 on site, we could determine that a full suspension of our operations is necessary for the safety and protection of the workers.
The COVID-19 pandemic temporarily affected our financial condition in 2020, in part due to the loss of revenue resulting from the 45-day temporary suspension of all nonessential activities at the LGJV’s CLG site and the expenses associated with the development and implementation of COVID-19 protocols. In addition, as the LGJV reactivated mine development and mining, it implemented a scalable optimized plan with a lower employee complement and with reduced average monthly production rate at 1,750 tpd until September 2020, targeting higher ore grades. This resulted in higher per tonne mining, processing and sustaining capital costs than previously anticipated. We began ramping up to the 2,500 tpd design capacity beginning in September 2020 and met our goal of reaching the 2,500 tpd design capacity in late December.
If the Mexican government were to reinstate the suspension order caused by the COVID-19 pandemic, or if all mining activities at the CLG site were suspended for an undefined period of time, there could be additional costs incurred, production and development delays, cost overruns and operational restart costs. In addition, given that our management travels regularly between Mexico City and the CLG site, any restrictions on travel within Mexico may adversely affect our management’s ability to oversee ongoing mining activities at the CLG and our ability to achieve our business objectives and milestones.
We may take further actions as may be required by government authorities or as we determine are in the best interests of our employees and business partners. There is no guarantee that we will not experience significant disruptions to or additional closures of some or all of our operations in the future. Such modifications to our business practices may negatively impact productivity, divert resources away from or otherwise disrupt our or the LGJV’s business operations and delay and disrupt exploration and production timelines. Any long-term closures or suspensions may also result in the loss of personnel or the workforce in general as employees seek employment elsewhere.
While the full impact of this pandemic is unknown at this time, we are closely monitoring the developments of the COVID-19 pandemic and continually assessing the potential impact on our business. Any prolonged disruption of our or the LGJV’s operations and closures of facilities would delay our current exploration and production timelines and negatively impact our business, financial condition and results of operations. Although vaccines for COVID-19 have been approved for use, the distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not be vaccinated until sometime in 2021 or later. Additionally, new strains of COVID-19 are surfacing, and the effectiveness of the approved vaccines against these new strains is unknown.
The degree to which the pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain, continuously evolving and in many cases cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity and the actions to contain the virus or treat its impact, such as the efficacy of vaccines (particularly with respect to emerging strains of the virus). Accordingly, there remains significant uncertainty about the duration and extent of the impact of the COVID-19 pandemic. However, the COVID-19 pandemic may heighten the other risk factors discussed in this “Risk Factors” section.
The mining industry is very competitive.
The mining industry is very competitive. Much of our competition is from larger, established mining companies with greater liquidity, greater access to credit and other financial resources, newer or more efficient equipment, lower cost structures, more effective risk management policies and procedures and/or a greater ability than us to withstand losses. Our competitors may be able to respond more quickly to new laws or regulations or emerging technologies or devote greater resources to the expansion or efficiency of their operations than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and gain significant market share to our detriment. We may not be able to compete successfully against current and future competitors, and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.
Our insurance may not provide adequate coverage.
Our business and operations are subject to a number of risks and hazards, including, but not limited to, adverse environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground control problems, cave-ins, changes in the regulatory environment, metallurgical and other processing problems, mechanical equipment failure, facility performance problems, fires and natural phenomena such as inclement weather conditions, floods and earthquakes. These risks could result in damage to, or destruction of, our mineral properties or production facilities, personal injury or death, environmental damage, delays in exploration, mining or processing, increased production costs, asset write downs, monetary losses and legal liability.
Our property and liability insurance may not provide sufficient coverage for losses related to these or other hazards. Insurance against certain risks, including those related to environmental matters or other hazards resulting from exploration and production, is generally not available to us or to other companies within the mining industry. Our current insurance coverage may not continue to be available at economically feasible premiums, or at all. In addition, our business interruption insurance relating to our properties has long waiting periods before coverage begins. Accordingly, delays in returning to any future production could produce near-term severe impact to our business. Any losses from these events may cause us to incur significant costs that could have a material adverse effect on our financial performance, financial position and results of operations.

Our business is sensitive to nature and climate conditions.
A number of governments have introduced or are moving to introduce climate change legislation and treaties at the international, national, state/provincial and local levels. Regulations relating to emission levels (such as carbon taxes) and energy efficiency are becoming more stringent. If the current regulatory trend continues, this may result in increased costs at some or all of our business locations. In addition, the physical risks of climate change may also have an adverse effect on our operations. Extreme weather events have the potential to disrupt our power supply, surface operations and exploration at our mines and may require us to make additional expenditures to mitigate the impact of such events.
If we are unable to retain key members of management, our business might be harmed.
Our exploration activities and any future development and construction or mining and processing activities depend to a significant extent on the continued service and performance of our senior management team, including our Chief Executive Officer. We depend on a relatively small number of key officers, and we currently do not, and do not intend to, have key-person insurance for these individuals. Departures by members of our senior management could have a negative impact on our business, as we may not be able to find suitable personnel to replace departing management on a timely basis, or at all. The loss of any member of our senior management team could impair our ability to execute our business plan and could, therefore, have a material adverse effect on our business, results of operations and financial condition. In addition, the international mining industry is very active and we are facing increased competition for personnel in all disciplines and areas of operation. There is no assurance that we will be able to attract and retain personnel to sufficiently staff our development and operating teams.
The prices of silver, zinc and lead are subject to change and a substantial or extended decline in the prices of silver, zinc or lead could materially and adversely affect our revenues and the value of our mineral properties.
Our business and financial performance will be significantly affected by fluctuations in the prices of silver, zinc and lead. The prices of silver, zinc and lead are volatile, can fluctuate substantially and are affected by numerous factors that are beyond our control. For the year ended December 31, 2020, the LBMA silver price ranged from a low of $12.01 per ounce on March 19, 2020 to a high of $28.89 per ounce on September 1, 2020; the LME Official Settlement zinc price ranged from a low of $1,774 per tonne ($0.80 per pound) on March 24, 2020 to a high of $2,842 per tonne ($1.29 per pound) on December 17, 2020; the LME Official Settlement lead price ranged from a low of $1,587 per tonne ($0.72 per pound) on May 14, 2020 to a high of $2,118 per tonne ($0.96 per pound) on November 30, 2020. Prices are affected by numerous factors beyond our control, including:
•
prevailing interest rates and returns on other asset classes;

•
expectations regarding inflation, monetary policy and currency values;

•
speculation;

•
governmental and exchange decisions regarding the disposal of precious metals stockpiles, including the decision by the CME Group, the owner and operator of the futures exchange, to raise silver’s initial margin requirements on futures contracts;

•
political and economic conditions;

•
available supplies of silver, zinc and lead from mine production, inventories and recycled metal;

•
sales by holders and producers of silver, zinc and lead; and

•
demand for products containing silver, zinc and lead.

Additionally, the COVID-19 pandemic and efforts to contain it, including restrictions on travel and other advisories issued may have a significant effect on silver, zinc and lead prices as well as demand. Because we expect to derive the substantial majority of our revenues from sales of silver, zinc and lead, our results of operations and cash flows will fluctuate as the prices for these metals increase or decrease. A sustained period of declining prices would materially and adversely affect our financial performance, financial position and results of operations.

Changes in the future demand for the silver, zinc and lead we produce could adversely affect our future sales volume and revenues.
Our future revenues will depend, in substantial part, on the volume of silver, zinc and lead we sell and the prices at which we sell, which in turn will depend on the level of industrial and consumer demand. Demand for silver is mostly driven by its general perception as a store of value as well as its uses in industrial processes and products, such as batteries, bearings, brazing and soldering, catalysts, electronics and photographic material, and its use by direct consumers, such as for jewelry, silverware and coins. An increase in the production of silver worldwide or changes in technology, industrial processes or consumer habits, including increased demand for substitute materials, may decrease the demand for silver. Increased demand for substitute materials may be either technologically induced, when technological improvements render alternative products more attractive for first-use or end-use than silver or allow for reduced application of silver, or price induced, when a sustained increase in the price of silver leads to partial substitution for silver by a less expensive product or reduced application of silver. Demand for zinc is primarily driven by the demand for galvanized steel, used in construction, automobile and other industrial applications. Demand for lead is primarily driven by the demand for batteries, used in vehicles, emergency systems and other industrial battery application. Any substitution of these materials may decrease the demand for the silver, zinc and lead we produce. A fall in demand, resulting from economic slow-downs or recessions or other factors, could also decrease the price and volume of silver, zinc and lead we sell and therefore materially and adversely impact our results of operations and financial condition.
We may fail to identify attractive acquisition candidates or joint ventures with strategic partners or may fail to successfully integrate acquired mineral properties or successfully manage joint ventures.
As part of our development strategy, we may acquire additional mineral properties or enter into joint ventures with strategic partners. However, there can be no assurance that we will be able to identify attractive acquisition or joint venture candidates in the future or that we will succeed at effectively managing their integration or operation. In particular, significant and increasing competition exists for mineral acquisition opportunities throughout the world. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, metals as well as in entering into joint ventures with other parties. If the expected synergies from such transactions do not materialize or if we fail to integrate them successfully into our existing business or operate them successfully with our joint venture partners, or if there are unexpected liabilities, our results of operations could be adversely affected.
Pursuant to the Unanimous Omnibus Partner Agreement, which governs our and Dowa’s respective rights over the LGJV, we and Dowa must jointly approve certain major decisions involving the LGJV, including decisions relating to the merger, amalgamation or restructuring of the LGJV and key strategic decisions, including with respect to expansion, among others. If we are unable to obtain the consent of Dowa, we may be unable to make decisions relating to the LGJV that we believe are beneficial for its operations, which may materially and adversely impact our results of operations and financial condition.
In connection with any future acquisitions or joint ventures, we may incur indebtedness or issue equity securities, resulting in increased interest expense or dilution of the percentage ownership of existing shareholders. Unprofitable acquisitions or joint ventures, or additional indebtedness or issuances of securities in connection with such acquisitions or joint ventures, may adversely affect the price of our common stock and negatively affect our results of operations.
Our information technology systems may be vulnerable to disruption, which could place our systems at risk from data loss, operational failure or compromise of confidential information.
We rely on various information technology systems. These systems remain vulnerable to disruption, damage or failure from a variety of sources, including, but not limited to, errors by employees or contractors, computer viruses, cyberattacks, including phishing, ransomware, and similar malware, misappropriation of data by outside parties, and various other threats. Techniques used to obtain unauthorized access to or sabotage our systems are under continuous and rapid evolution, and we may be unable to detect efforts to disrupt our data and systems in advance. Breaches and unauthorized access carry the potential to cause losses of assets or production, operational delays, equipment failure that could cause other risks to be realized, inaccurate recordkeeping, or disclosure of confidential information, any of which could result in financial losses and regulatory or legal exposure, and could have a material adverse effect on our cash flows, financial condition or results of operations. Although to date we have not experienced any material losses relating to cyberattacks or other information security breaches, there can be no assurance that we will not incur such losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As such threats continue to evolve, we may be required to expend additional resources to modify or enhance any protective measures or to investigate and remediate any security vulnerabilities.
We are subject to the risk of labor disputes, which could adversely affect our business.
Although we have not experienced any significant labor disputes in recent years, there can be no assurances that we will not experience labor disputes in the future, including protests, blockades and strikes, which could disrupt our business operations and have an adverse effect on our business and results of operation. Although we consider our relations with our employees to be good, there can be no assurance that we will be able to maintain a satisfactory working relationship with our employees in the future.
Our success depends on developing and maintaining relationships with local communities and stakeholders.
Our ongoing and future success depends on developing and maintaining productive relationships with the communities surrounding our operations, including local indigenous people who may have rights or may assert rights to certain of our properties, and other stakeholders in our operating locations. We believe our operations can provide valuable benefits to surrounding communities in terms of direct employment, training and skills development and other benefits associated with ongoing payment of taxes. In addition, we seek to maintain partnerships and relationships with local communities. Notwithstanding our ongoing efforts, local communities and stakeholders can become dissatisfied with our activities or the level of benefits provided, which may result in legal or administrative proceedings, civil unrest, protests, direct action or campaigns against us. Any such occurrence could materially and adversely affect our business, financial condition or results of operations.
Our directors may have conflicts of interest as a result of their relationships with other mining companies.
Our directors are also directors, officers and shareholders of other companies that are similarly engaged in the business of developing and exploiting natural resource properties. Consequently, there is a possibility that our directors may be in a position of conflict in the future.
Our relationship with SOP may strain our senior management resources and could potentially result in conflicts of interest.
In connection with the Reorganization, we entered into a Management Services Agreement with SOP, pursuant to which we will provide certain executive and managerial advisory services to SOP. SOP reimburses us for costs representing the proportion of our advisory services allocated to it under the Management Services Agreement. However, providing such advisory services to SOP may strain our resources and divert management’s attention from our principal projects and other business concerns, which would adversely affect our business and operating results. Certain of our directors are also directors of SOP, which could create, or appear to create, conflicts of interest with respect to matters involving both us and SOP.
Risks Related to Government Regulations
The Mexican government, as well as local governments, extensively regulate mining operations, which impose significant actual and potential costs on us, and future regulation could increase those costs, delay receipt of regulatory refunds or limit our ability to produce silver and other metals.
The mining industry is subject to increasingly strict regulation by federal, state and local authorities in Mexico, including in relation to:
•
limitations on land use;

•
mine permitting and licensing requirements;

•
reclamation and restoration of properties after mining is completed;

•
management of materials generated by mining operations; and

•
storage, treatment and disposal of wastes and hazardous materials.

The liabilities and requirements associated with the laws and regulations related to these and other matters, including with respect to air emissions, water discharges and other environmental matters, may be costly and time-consuming and may restrict, delay or prevent commencement or continuation of exploration or production operations. There can be no assurance that we have been or will be at all times in compliance with all applicable laws and regulations. Failure to comply with applicable laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits or authorizations and other enforcement measures that could have the effect of limiting or preventing production from our operations. We may incur material costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. If we are pursued for sanctions, costs and liabilities in respect of these matters, our mining operations and, as a result, our financial performance, financial position and results of operations, could be materially and adversely affected.
Any new legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations that would further regulate and tax the mining industry may also require us to change operations significantly or incur increased costs. Such changes could have a material adverse effect on our financial performance, financial position and results of operations.
Our Mexican properties are subject to regulation by the Political Constitution of the United Mexican States, and are subject to various legislation in Mexico, including the Mining Law, the Federal Law of Waters, the Federal Labor Law, the Federal Law of Firearms and Explosives, the General Law on Ecological Balance and Environmental Protection and the Federal Law on Metrology Standards. Our operations at our Mexican properties also require us to obtain local authorizations and, under the Agrarian Law, to comply with the uses and customs of communities located within the properties. Mining, environmental and labor authorities may inspect our Mexican operations on a regular basis and issue various citations and orders when they believe a violation has occurred under the relevant statute.
If inspections in Mexico result in an alleged violation, we may be subject to fines, penalties or sanctions, our mining operations could be subject to temporary or extended closures, and we may be required to incur capital expenditures to re-commence our operations. Any of these actions could have a material adverse effect on our financial performance, financial position and results of operations.
In late March 2020, in response to the COVID-19 pandemic, the Mexican government ordered a temporary suspension of all “non-essential” operations nationwide in Mexico, including mining operations. In late May 2020, the Mexican government designated mining an essential service and allowed mines to resume production, subject to deploying COVID-19 prevention protocols. However, there is no certainty that the Mexican regulators will not require further limitations on, or even a full shut down of, the operations at the CLG in connection with COVID-19. The potential costs of complying with these COVID-19 requirements is unknown and could have a material adverse effect on us.
Our operations are subject to additional political, economic and other uncertainties not generally associated with U.S. operations.
We currently have two properties in Mexico: the Los Gatos District, which the LGJV controls, and the Santa Valeria property, which is owned 100% by us. Our operations are subject to significant risks inherent in exploration and resource extraction by foreign companies in Mexico. Exploration, development, production and closure activities in Mexico are potentially subject to heightened political, economic, regulatory and social risks that are beyond our control. These risks include:
•
the possible unilateral cancellation or forced re-negotiation of contracts and licenses;

•
unfavorable changes in laws and regulations;

•
royalty and tax increases;

•
claims by governmental entities or indigenous communities;

•
expropriation or nationalization of property;

•
political instability;

•
fluctuations in currency exchange rates;

•
social and labor unrest, organized crime, hostage taking, terrorism and violent crime;

•
uncertainty regarding the availability of reasonable electric power costs;

•
uncertainty regarding the enforceability of contractual rights and judgments; and

•
other risks arising out of foreign governmental sovereignty over areas in which our mineral properties are located.

Local economic conditions also can increase costs and adversely affect the security of our operations and the availability of skilled workers and supplies. Higher incidences of criminal activity and violence in the area of some of our properties could adversely affect the LGJV’s ability to operate in an optimal fashion or at all, and may impose greater risks of theft and higher costs, which would adversely affect results of operations and cash flows.
Acts of civil disobedience are common in Mexico. In recent years, many mining companies have been targets of actions to restrict their legally entitled access to mining concessions or property. Such acts of civil disobedience often occur with no warning and can result in significant direct and indirect costs. We cannot provide assurance that there will be no disruptions to site access in the future, which could adversely affect our business.
Local and regional meteorological conditions can increase our operating costs and adversely affect our ability to mine and process ore. Such inclement conditions, including severe precipitation events, extremely high winds or wildfires could directly impact our surface operations. Northern Mexico is highly dependent upon natural gas from Texas to generate power. Regional inclement weather conditions in the state of Chihuahua, Mexico, or Texas, such as the recent severe winter storms in Texas, could adversely impact our ability to maintain sufficient power from the national Mexico power grid. The CLG project was designed to allow the mine and processing plant to operate independently. The project has diesel-powered generators with sufficient capacity to maintain power to the residential camp, surface administrative facilities and the underground mine but not the processing plant. During such events, our ability to mine and process at design capacities could become constrained.
The right to export silver-bearing concentrate and other metals may depend on obtaining certain licenses, which could be delayed or denied at the discretion of the relevant regulatory authorities, or meeting certain quotas. The United States and Mexico began implementation of the United States-Mexico-Canada Agreement (USMCA) in 2020. The United States and Mexico, and any other country in which we may operate in the future, could alter their trade agreements, including terminating trade agreements, instituting economic sanctions on individuals, corporations or countries, and introducing other government regulations affecting trade between the United States and other countries. It may be time consuming and expensive for us to alter our operations in order to adapt to or comply with any such changes. If the United States were to withdraw from or materially modify international trade agreements to which it is a party, or if other countries imposed or increased tariffs on the minerals we may extract in the future, the costs of such products could increase significantly. Any of these conditions could lead to lower productivity and higher costs, which would adversely affect our financial performance, financial position and results of operations. Generally, our operations may be affected in varying degrees by changing government regulations in the United States and/or Mexico with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, importation of products and supplies, income and other taxes, royalties, the repatriation of profits, expropriation of mineral property, foreign investment, maintenance of concessions, licenses, approvals and permit, environmental matters, land use, land claims of local indigenous people and workplace safety.

Such developments could require us to curtail or terminate operations at our mineral properties in Mexico, incur significant costs to meet newly imposed environmental or other standards, pay greater royalties or higher prices for labor or services and recognize higher taxes, which could materially and adversely affect our results of operations, cash flows and financial condition. Furthermore, failure to comply strictly with applicable laws, regulations and local practices could result in loss, reduction or expropriation of licenses, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.
We continue to monitor developments and policies in Mexico and assess the impact thereof on our operations; however, such developments cannot be accurately predicted and could have an adverse effect on our business, financial condition and results of operations.
We are required to obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may ultimately not be possible.
Mining companies, including ours, need many environmental, construction and mining permits, each of which can be time consuming and costly to obtain, maintain and renew. In connection with our current and future operations, we must obtain and maintain a number of permits that impose strict conditions, requirements and obligations, including those relating to various environmental and health and safety matters. To obtain, maintain and renew certain permits, we have been and may in the future be required to conduct environmental studies, and make associated presentations to governmental authorities, pertaining to the potential impact of our current and future operations upon the environment and to take steps to avoid or mitigate those impacts. Permit terms and conditions can impose restrictions on how we conduct our operations and limit our flexibility in developing our mineral properties. Many of our permits are subject to renewal from time to time, and applications for renewal may be denied or the renewed permits may contain more restrictive conditions than our existing permits, including those governing impacts on the environment. We may be required to obtain new permits to expand our operations, and the grant of such permits may be subject to an expansive governmental review of our operations. We may not be successful in obtaining such permits, which could prevent us from commencing, continuing or expanding operations or otherwise adversely affect our business. Renewal of existing permits or obtaining new permits may be more difficult if we are not able to comply with our existing permits. Applications for permits, permit area expansions and permit renewals can also be subject to challenge by interested parties, which can delay or prevent receipt of needed permits. The permitting process can vary by jurisdiction in terms of its complexity and likely outcomes. The applicable laws and regulations, and the related judicial interpretations and enforcement policies, change frequently, which can make it difficult for us to obtain and renew permits and to comply with applicable requirements. Accordingly, permits required for our operations may not be issued, maintained or renewed in a timely fashion or at all, may be issued or renewed upon conditions that restrict our ability to conduct our operations economically, or may be subsequently revoked. Any such failure to obtain, maintain or renew permits, or other permitting delays or conditions, including in connection with any environmental impact analyses, could have a material adverse effect on our business, results of operations and financial condition.
In regard to the CLG, the Los Gatos District and other Mexican projects, Mexico has adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States and South American countries. We are currently operating under permits regulating mining, processing, use of explosives, water use and discharge and surface disturbance in relation to the Los Gatos District and the Santa Valeria property. We will be required to apply for corresponding authorizations prior to any production at our other Mexican properties and there can be no certainty as to whether, or the terms under which, such authorizations will be granted or renewed. Any failure to obtain authorizations and permits, or other authorization or permitting delays or conditions, could have a material adverse effect on our business, results of operations and financial condition.
We are subject to environmental and health and safety laws, regulations and permits that may subject us to material costs, liabilities and obligations.
We are subject to environmental laws, regulations and permits in the various jurisdictions in which we operate, including those relating to, among other things, the removal and extraction of natural resources, the emission and discharge of materials into the environment, including plant and wildlife protection, remediation of soil and groundwater contamination, reclamation and closure of properties, including tailings and waste storage facilities, groundwater quality and availability, and the handling, storage, transport and disposal of wastes and hazardous materials. Pursuant to such requirements, we may be subject to inspections or reviews by governmental authorities. Failure to comply with these environmental requirements may expose us to litigation, fines or other sanctions, including the revocation of permits and suspension of operations. We expect to continue to incur significant capital and other compliance costs related to such requirements. These laws, regulations and permits, and the enforcement and interpretation thereof, change frequently and generally have become more stringent over time. If our noncompliance with such regulations were to result in a release of hazardous materials into the environment, such as soil or groundwater, we could be required to remediate such contamination, which could be costly. Moreover, noncompliance could subject us to private claims for property damage or personal injury based on exposure to hazardous materials or unsafe working conditions. In addition, changes in applicable requirements or stricter interpretation of existing requirements may result in costly compliance requirements or otherwise subject us to future liabilities. The occurrence of any of the foregoing, as well as any new environmental, health and safety laws and regulations applicable to our business or stricter interpretation or enforcement of existing laws and regulations, could have a material adverse effect on our business, financial condition and results of operations.
We could be liable for any environmental contamination at, under or released from our or our predecessors’ currently or formerly owned or operated properties or third-party waste disposal sites. Certain environmental laws impose joint and several strict liability for releases of hazardous substances at such properties or sites, without regard to fault or the legality of the original conduct. A generator of waste can be held responsible for contamination resulting from the treatment or disposal of such waste at any offsite location (such as a landfill), regardless of whether the generator arranged for the treatment or disposal of the waste in compliance with applicable laws. Costs associated with liability for removal or remediation of contamination or damage to natural resources could be substantial and liability under these laws may attach without regard to whether the responsible party knew of, or was responsible for, the presence of the contaminants. Accordingly, we may be held responsible for more than our share of the contamination or other damages, up to and including the entire amount of such damages. In addition to potentially significant investigation and remediation costs, such matters can give rise to claims from governmental authorities and other third parties, including for orders, inspections, fines or penalties, natural resource damages, personal injury, property damage, toxic torts and other damages.
Our costs, liabilities and obligations relating to environmental matters could have a material adverse effect on our financial performance, financial position and results of operations.
We may be responsible for anti-corruption and anti-bribery law violations.
Our operations are governed by, and involve interactions with, various levels of government in foreign countries. We are required to comply with anti-corruption and anti-bribery laws, including the Corruption of Foreign Public Officials Act (Canada) and the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar laws in Mexico. These laws generally prohibit companies and company employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. The FCPA also requires companies to maintain accurate books and records and internal controls. Because our interests are located in Mexico, there is a risk of potential FCPA violations.
In recent years, there has been a general increase in both the frequency of enforcement and the severity of penalties under such laws, resulting in greater scrutiny and punishment to companies convicted of violating anti-corruption and anti-bribery laws. A company may be found liable for violations by not only its employees, but also by its contractors and third-party agents. Our internal procedures and programs may not always be effective in ensuring that we, our employees, contractors or third-party agents will comply strictly with all such applicable laws. If we become subject to an enforcement action or we are found to be in violation of such laws, this may have a material adverse effect on our reputation and may possibly result in significant penalties or sanctions, and may have a material adverse effect on our cash flows, financial condition or results of operations.

We may be required by human rights laws to take actions that delay our operations or the advancement of our projects.
Various international and national laws, codes, resolutions, conventions, guidelines and other materials relate to human rights (including rights with respect to health and safety and the environment surrounding our operations). Many of these materials impose obligations on government and companies to respect human rights. Some mandate that governments consult with communities surrounding our projects regarding government actions that may affect local stakeholders, including actions to approve or grant mining rights or permits. The obligations of government and private parties under the various international and national materials pertaining to human rights continue to evolve and be defined. One or more groups of people may oppose our current and future operations or further development or new development of our projects or operations. Such opposition may be directed through legal or administrative proceedings or expressed in manifestations such as protests, roadblocks or other forms of public expression against our activities, and may have a negative impact on our reputation. Opposition by such groups to our operations may require modification of, or preclude the operation or development of, our projects or may require us to enter into agreements with such groups or local governments with respect to our projects, in some cases causing considerable delays to the advancement of our projects.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile.
The trading price of our common stock could be volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•
failure to identify mineral reserves at our properties;

•
failure to achieve production at our mineral properties;

•
actual or anticipated changes in the price of silver and base metal by-products;

•
fluctuations in our quarterly and annual financial results or the quarterly and annual financial results of companies perceived to be similar to us;

•
changes in market valuations of similar companies;

•
success or failure of competitor mining companies;

•
changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•
sales of large blocks of our common stock;

•
announcements by us or our competitors of significant developments, contracts, acquisitions or strategic alliances;

•
changes in regulatory requirements and the political climate in the United States, Mexico or both;

•
litigation involving our Company, our general industry or both;

•
additions or departures of key personnel;

•
investors’ general perception of us, including any perception of misuse of sensitive information;

•
changes in general economic, industry and market conditions;

•
accidents at mining properties, whether owned by us or otherwise;

•
natural disasters, terrorist attacks and acts of war; and

•
our ability to control our costs.

If the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.
If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be both costly to defend against and a distraction to management.
Our anti-takeover defense provisions may cause our common stock to trade at market prices lower than it might absent such provisions.
Our Board of Directors has the authority to issue blank check preferred stock. Additionally, our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our Board of Directors. These include provisions setting forth advance notice procedures for shareholders’ nominations of directors and proposals of topics for consideration at meetings of shareholders, provisions restricting shareholders from calling a special meeting of shareholders or requiring one to be called, provisions limiting the ability of shareholders to act by written consent and provisions requiring a 66.67% shareholder vote to amend our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws. These provisions may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock. In addition, these provisions may cause our common stock to trade at a market price lower than it might absent such provisions.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could cause the market price of our common stock to drop significantly.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 23, 2021, we had 59,409,052 shares of common stock outstanding. In connection with our initial public offering, all of our directors and executive officers and the holders of substantially all of our common stock entered into lockup agreements in which they agreed, subject to certain exceptions, not to offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any shares of our common stock or any securities convertible into or exercisable or exchangeable for shares of our common stock. The shares of our common stock covered by these lockup agreements will become eligible to be sold beginning on April 26, 2021. The representatives of the underwriters in our initial public offering may, in their sole discretion and without notice, release all or any portion of the common stock subject to lockup agreements. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these shares sell them. or are perceived by the market as intending to sell them.
Moreover, certain stockholders will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.
We do not currently intend to pay dividends on our common stock and, consequently, shareholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividend on our capital stock. We do not intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain all future earnings, if any, to finance our business. The payment of any future dividends, if any, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, corporate law requirements and other factors.
Electrum and its affiliates and MERS have a substantial degree of influence over us, which could delay or prevent a change of corporate control or result in the entrenchment of our management and/or Board of Directors.
As of March 23, 2021, the Electrum Group, LLC and its affiliates (collectively, “Electrum”) and the Municipal Employees’ Retirement System of Michigan (“MERS”) beneficially own approximately 42% and 10% of our outstanding common stock, respectively. We have entered into a shareholders agreement with Electrum and MERS pursuant to which Electrum and MERS have certain director nomination rights. The shareholders agreement also provides that Electrum approval must be obtained prior to us engaging in certain corporate actions. As a result, Electrum has significant influence over our management and affairs and, so long as Electrum owns at least 35% of our outstanding common stock, will have approval rights over certain corporate actions, including, among others, any merger, consolidation or sale of all or substantially all of our assets, the incurrence of more than $100 million of indebtedness and the issuance of more than $100 million of equity securities.
The concentration of ownership and our shareholders agreement may harm the market price of our common stock by, among other things:
•
delaying, deferring or preventing a change of control, even at a per share price that is in excess of the then-current price of our common stock;

•
impeding a merger, consolidation, takeover or other business combination involving us, even at a per share price that is in excess of the then-current price of our common stock; or

•
discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, even at a per share price that is in excess of the then-current price of our common stock.

We are an “emerging growth company” and a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to us will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We would also be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company mean our auditors do not review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

Our Amended and Restated Certificate of Incorporation and shareholders agreement contain a provision renouncing our interest and expectancy in certain corporate opportunities.
Our Amended and Restated Certificate of Incorporation and shareholders agreement provide for the allocation of certain corporate opportunities between us and Electrum and MERS. Under these provisions, neither Electrum nor MERS, their affiliates and subsidiaries, nor any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. For instance, a director of our Company who is not also our employee and also serves as a director, officer or employee of Electrum or MERS or any of their subsidiaries or affiliates may pursue certain acquisition or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our financial performance, financial position and results of operations if attractive corporate opportunities are allocated by Electrum or MERS to themselves or their subsidiaries or affiliates instead of to us.
Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•
any derivative action or proceeding brought on our behalf;

•
any action asserting a breach of fiduciary duty;

•
any action asserting a claim against us arising under the Delaware General Corporation Law; and

•
any action asserting a claim against us that is governed by the internal affairs doctrine.

The foregoing provision does not apply to claims under the Securities Act, the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. Our Amended and Restated Certificate of Incorporation further provides that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Our Amended and Restated Certificate of Incorporation also provides that any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and to have consented to these choice of forum provisions. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
While Delaware courts have determined that choice of forum provisions are facially valid, it is possible that a court of law in another jurisdiction could rule that the choice of forum provisions contained in our Amended and Restated Certificate of Incorporation are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find the choice of forum provision in our Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
General Risk Factors
We may be subject to claims and legal proceedings that could materially and adversely impact our financial position, financial performance and results of operations.
We may be subject to claims or legal proceedings covering a wide range of matters that arise in the ordinary course of business activities. These matters may result in litigation or unfavorable resolution, which could materially and adversely impact our financial performance, financial position and results of operations. See “Item 3. Legal Proceedings.”
We will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.
As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC, NYSE and TSX, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We have hired additional accounting personnel and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and will need to establish an internal audit function within one year of our initial public offering.
We are required to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the first fiscal year beginning with the year following our first annual report required to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Additionally, we are required to disclose changes made in our internal controls and procedures on a quarterly basis.
However, for as long as we are an emerging growth company, or a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). At such time this attestation will be required, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.
We are in the early stages of the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls are effective.
If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls to the extent required, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

If securities or industry analysts do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us or our business. If analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business model or our stock performance, or if our results of operations fail to meet the expectations of analysts, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn might cause the price of our common stock and trading volume to decline.
Item 1B.   Unresolved Staff Comments
Not applicable.

Item 2.   Properties
The Los Gatos District
The technical information appearing below and elsewhere in this Report concerning the Los Gatos District was derived from the Los Gatos Technical Report dated July 1, 2020 prepared by Tetra Tech. The Los Gatos Technical Report was prepared by the following qualified persons, each of whom is an employee of Tetra Tech: Guillermo Dante Ramírez Rodríguez, Leonel Lopez, Kira Johnson, Keith Thompson, Kenneth Smith, Luis Quirindongo and Max Johnson. None of the qualified persons who prepared the Los Gatos Technical Report is affiliated with us or any other entity that has an ownership, royalty or other interest in the CLG or the Los Gatos District.
Location of the Los Gatos District and Access
The Los Gatos District covers approximately 103,087 hectares in the south-central part of the State of Chihuahua in northern Mexico, within the municipality of Satevó. The Los Gatos District is roughly centered on Latitude 27° 34’ 17” N, Longitude 106° 21’ 33” W, near the town of San José del Sitio. The Los Gatos District is located approximately 120 kilometers south of the state capital of Chihuahua City and approximately 100 kilometers northwest of the mining city of Hidalgo del Parral.
San José del Sitio is accessible by a nearly 100% paved road from the turnoff of Federal Highway 24 at the 81 kilometer marker between the cities of Chihuahua and Hidalgo de Parral. The access road can be traveled by any motorized vehicle and has regular bus services to the surrounding communities. The Los Gatos District area is accessible by a large network of dirt and gravel roads that are used by local owners and lessees to access grazing areas for cattle and local ranches. Northern areas of the Los Gatos District are also accessible from several gravel roads connecting with Mexican Federal Highway 24 between the 60 kilometer to 81 kilometer markers. In more remote areas, the rolling topography permits easy access by foot into areas where roads do not exist.
There are a limited number of qualified workers in San José del Sitio, but technical workers (e.g., miners, electricians, mechanics, computer technicians, etc.), heavy equipment and specialized operators can be found in the surrounding area and at Parral, 88 kilometers southeast. Primary and secondary-level technical schools are available in Valle de Zaragoza, and all levels of schooling are available in Parral and/or Chihuahua, each 2.5 hours away by vehicle.
See “Item 1A. Risk Factors — Risks Related to Our Business and Industry — The title to some of the mineral properties may be uncertain or defective, thus risking our investment in such properties” for a discussion of factors or risks that may affect access or title or the right or ability to perform work on the property.
See Section 4.1 of the Los Gatos Technical Report for further specific information of the location of the Los Gatos District.

Mining Concessions
The Los Gatos District is made up of a series of 17 claim titles covering approximately 103,087 hectares. The titled mining concessions are summarized below:
Los Gatos District — Titled Mining Concessions
Concession Name	Title Number	Date Granted mm/dd/yy	Hectares	Current Concessionaire
Los Gatos	231498	3/4/08	19,712	Minera Plata Real
Los Gatos 2	228950	2/22/07	10,720	Minera Plata Real
Los Gatos 3	231076	1/16/08	27	Minera Plata Real
Mezcalera	228249	10/17/06	4,992	Minera Plata Real
Mezcalera 2 Fracción I	228929	2/21/07	39	Minera Plata Real
Mezcalera 2 Fracción II	228930	2/21/07	26	Minera Plata Real
Mezcalera 2 Fracción III	228931	2/21/07	29	Minera Plata Real
Paula Adorada	223392	12/9/04	40	Minera Plata Real
La Gavilana	237137	11/19/10	10	Minera Plata Real
San Luis	236908	10/5/10	16	Minera Plata Real
La Gavilana Fracción I	237461	12/21/10	44	Minera Plata Real
Los Estados Fracción I	237694	4/25/11	9	Minera Plata Real
Los Estados Fracción II	237695	4/25/11	44	Minera Plata Real
Los Gatos 4	238511	9/23/11	52,597	Minera Plata Real
San Luis 2	238694	10/18/11	42	Minera Plata Real
Los Veranos	238573	9/23/11	14,740	Minera Plata Real
San Luis 3	240452	5/23/12	0.01	Minera Plata Real
Total			103,087
In addition, there are several small concessions within the Los Gatos District area that have been cancelled and not yet liberated by the Dirección General de Minas, which we intend to apply for once liberated. We have also arranged for permission to enter and perform exploration activities on a number of private land properties in the district area.
These concessions are held by MPR. The concessions have a period of validity that ranges between 2054 and 2062. MPR holds the rights to the concessions of Los Gatos and Paula Adorada subject to the terms of an agreement with the original holder of the concession. These agreements have been duly recorded in the Mexican Public Registry of Mines. Details of these agreements are provided below.
Royalty and Agreement on Los Gatos Concession
The Los Gatos concession is subject to the terms of an exploration, exploitation and unilateral promise of assignment of rights agreement made between La Cuesta International, S.A. de C.V. and MPR, dated May 4, 2006. Pursuant to this agreement, title to the Los Gatos concession was transferred to MPR and, in connection with the transfer, MPR is required to make semi-annual advanced royalty payments of $20,000 to La Cuesta International, S.A. de C.V. until the commencement of commercial production and thereafter is required to pay a 2% net smelter returns royalty on production from the Los Gatos concession and a 0.5% net smelter returns royalty from lands within a one-kilometer boundary of the Los Gatos concession, subject to a minimum royalty payment in the same amount as the advanced royalty payment. Once total royalty payments reach $10 million, the 2% net smelter returns royalty will decrease to 0.5% and once total payments have reached $15 million, the royalty will no longer be payable. MPR paid a royalty payment of $40,000 per year during the preproduction period. Upon commencing production, payments under this agreement were deferred until March 31, 2021 with an annual interest rate of 4.5% applied to the outstanding balance. During the deferral period, MPR will pay an advance royalty payment of $100,000 per year until

January 2021. Subsequent to March 31, 2021, the outstanding balance from the deferral period will be repaid in four quarterly payments of $500,000 with the remaining outstanding balance paid in full by March 31, 2022. As of December 31, 2020, $13,865,000 remained for future royalty obligations. During the term of the agreement, MPR is required to comply with all mining, environmental and other applicable laws in order to maintain its right and title to the Los Gatos concession.
Unanimous Omnibus Partner Agreement
The Los Gatos District is owned and operated through the Unanimous Omnibus Partner Agreement. Pursuant to this agreement, the LGJV cannot make any “Major Decisions” without first having obtained Dowa’s consent or without first having obtained the consent of holders of at least 90% of the interest in the LGJV, depending on the time such Major Decisions are made. Major Decisions, as defined in the agreement, include the significant operating decisions of the LGJV, such as, among other decisions, budgeting, development and exploitation approvals, loan and outside financing approvals, expansion of area of interest, surrendering claims, the creation of security interests on property, any initial public offering of the joint venture, and litigation settlements. Therefore, despite holding a majority equity interest in the LGJV, we do not exercise control over the LGJV.
On March 11, 2021, we repurchased an approximate 18.5% interest in the LGJV from Dowa, increasing our ownership to 70.0%. Following this increase in our ownership interest in the LGJV, we continue to not exercise control over the LGJV due to certain provisions contained in the Unanimous Omnibus Partner Agreement that currently require unanimous partner approval of all major operating decisions (such as certain approvals, the creation of security interests on property, any initial public offering of the joint venture, and litigation settlements).
Priority Distribution Agreement
On May 30, 2019 and in connection with the memorandum of understanding dated April 16, 2019, we entered into a priority distribution agreement with MPR, OSJ and Dowa, pursuant to which we directed the LGJV to contribute dividend payments to an escrow account until an aggregate amount equal to $20 million has been deposited into the account, which is payable to Dowa as a priority dividend.
Sales Agreements
OSJ (the “Seller”), an entity that forms part of the LGJV, entered into a delivery contract, dated April 14, 2019, with Metagri S.A. de C.V. (“Metagri”), whereby Metagri agreed to buy and accept delivery of, and the Seller agreed to sell and deliver to Metagri, all lead concentrate that will be produced from the CLG until December 31, 2021. The lead concentrate will ultimately be delivered to Metagri’s warehouse in Manzanillo, Mexico.
The Seller also entered into a delivery contract, dated July 15, 2019, with Ocean Partners, whereby Ocean Partners agreed to buy and accept delivery of, and Seller agreed to sell and deliver to Ocean Partners, all zinc concentrate that will be produced from the CLG until June 30, 2022. The zinc concentrate will ultimately be delivered to Dowa’s zinc smelter in Akita, Japan, unless otherwise agreed to by Dowa. The Seller, from time to time, will enter into memoranda of agreement setting forth the terms and conditions for the sales of zinc concentrate.
From time to time, the Seller may enter into certain spot sale contracts should impurities in lead and zinc concentrate exceed certain specifications. Since the commencement of production, the Seller has entered into spot sale contracts due to high fluorine content for some production, including substantially all the lead concentrate produced in 2020.
Climate and Topography
The Los Gatos District area is located in the Sierras y Llanuras del Norte Physiographic Province near the boundaries between the Gran Meseta, Cañones, the Sierras and Llanuras Tarahumara Sub Provinces. The general physiography of the Los Gatos District is characterized by low to middle rolling volcanic hills with local escarpments and flat valley floors. Altitudes vary with between 1,550 masl at the base of the Santo Toribio Creek and 1,780 masl at the top of the Los Gatos Hill, one of the highest peaks of the Los Gatos District area.
Vegetation is characterized by a semi-desert landscape, with typical low brush vegetation in the slopes, including lechuguilla, sotol, yucca, sage, bear grass and other types of indigenous grasses. Larger brush and trees are common along the main watercourses, with the presence of oak, cypress, poplar, huizache and mesquite, among others.
The climate in the area is typical of desert areas of northwest Mexico, extreme semi-arid. Exploration and mining activities at the Los Gatos District are seldom interrupted by adverse weather conditions, with the exception of short-lived storms producing floods and damage to access roads.
Geological Setting
The Los Gatos District is located in the transition zone between the Sierra Madre Occidental volcanic province of western Mexico and the Mesozoic Chihuahua basin to the east. It is also located in the general contact zone between the Sierra Madre Occidental, Chihuahua and Parral tectonostratigraphic terranes.
The area is largely characterized by a thick sequence of Tertiary volcanic rocks that are generally dissected by a strong north-northwest bearing fault system that divides the area into the plateau and barranca sections and are subdivided in two major units, the Lower Volcanic Group and Upper Volcanic Group. The area is one of the largest known epithermal, precious-metal metallogenic provinces and is host to several well-known gold-silver producing mining districts in Mexico, such as Concheño, Batopilas, San Dimas-Tayoltita and Ocampo.
The dominant rocks of the Los Gatos District area are thick accumulations of intermediate tuffs and lavas, with lesser felsic rocks, and Upper Cretaceous (Cenomanian) to Lower Paleocene aged sandstones, shales and limestones correlative with the Mezcalera formation, locally metamorphosed to phyllites, quartzites and marbles near areas of igneous activity. Rocks of this oldest sedimentary sequence occur within a small horst block located to the northwest of the Cerro Los Gatos District, with prominent high-angle fault boundaries on the north and south, parallel to the regional trend of faulting. Intruding and deposited on the entire section are locally important rhyolite flows, flow domes and dikes, usually strongly silicified, that have all of the varied textures expected with the development of flow domes, including breccias, flow banding and intrusive/extrusive transitions. Each of the rocks in the section contains observable hydrothermal alteration that suggests that mineralization in the area probably occurred late in the history of the development of the volcanic section. It is important to stress, however, that economic grades of mineralization have only thus far been identified in the andesite and dacite sections.
History of the Los Gatos District
The Los Gatos District has been the subject of very limited historical prospecting and mineral exploration, including the development of shallow workings and preliminary exploration activities by Consejo de Recursos Minerales (now the Servicio Geológico Mexicano, the Mexican Geologic Survey) at the Esther, Gavilana (Paula) and San Luis zones with references to the occurrence of silver, lead and zinc. The construction and development work has not uncovered any evidence of past modern prospecting activities in the area. The Los Gatos District was initially recognized by reconnaissance activities by La Cuesta International Inc. in 2005 and later offered to Los Gatos Ltd. (original parent of MPR). An initial letter of agreement for exploration work on the Los Gatos District was negotiated and a final contract ratified in April 2006 between MPR and La Cuesta International S. A. de C.V. (the Mexican subsidiary of La Cuesta International Inc.). Only minor field work was conducted in 2006 and 2007 on the Los Gatos District during the waiting period for the initial concession to be titled, and formal exploration activities and drilling were conducted by MPR from and after 2008.
Exploration
The Los Gatos District consists of three identified silver discoveries — the CLG, the Esther deposit and the Amapola deposit — and 11 other mineralized zones with over 150 kilometers of outcropping quartz and calcite veins are also located in the Los Gatos District.

As of December 31, 2020, 739 exploration drill holes have been completed in the Los Gatos District, totaling 267,060 meters. In late 2020, the LGJV recommenced its definitional drilling campaign at Cerro Los Gatos.
Drill sites are selected based on surface vein outcrops and geometric projections into the subsurface, as well as geochemical, geophysical and geological targets. Drilling is conducted using a wire line rig with diamond core capabilities. Holes begin with HQ size and are reduced, if necessary, to NQ and very rarely BQ, if difficult drilling conditions are encountered. Holes are surveyed with a Flexit EZ trac device at 50-meter intervals as the holes are completed. Surveys of drill hole-collar coordinates locations are completed by a local contract topographer using a Topcon Total Station GTS-236W. All information pertinent to the drilling is stored in a master database in Microsoft Access®. Additional drilling at the CLG is aimed at upgrading the confidence of the resource and identifying mineralized extensions along strike and down dip.
In addition to the drilling conducted at the CLG, the Esther deposit and the Amapola deposit, MPR has conducted limited exploration drilling programs in other areas in the Los Gatos District which include Boca de Leon, Cieneguita, El Lince, El Rodeo, La Paula, Los Torunos Mezcalera, Ocelote, San Agustin, San Luis and Wall-E/Ava. While anomalous levels of mineralization have been identified in each of these zones other than Wall-E/Ava, drilling data is too limited to speculate as to the presence of economic quantities of mineralization. Additional drilling will be required in each area to delineate the mineralization identified.
Los Gatos District Mineralogy
The Los Gatos District hosts a series of quartz, quartz-calcite and calcite veins in at least fifteen separate vein systems that are exposed along a strike length of approximately 30 kilometers and an outcrop belt width of approximately five kilometers. Vein width is generally in the order of one meter, but local wide zones up to eight meters in outcrop and true vein widths in excess of 30 meters have been identified by diamond drilling. Structurally, the veins form two sets, with north and northwest strikes and mostly steep dips. West/northwest trending fault and fracture zones probably reflect reactivated basement structures, whereas many of the north/northwest trending faults probably are associated with basin-and-range extension. Epithermal mineralization is associated with both phases of extension, so both trends have exploration potential; however, the basement architecture has overall control on the distribution of magmatic centers and hydrothermal systems.
Mineralization at the Los Gatos District is characterized by silver, lead, zinc and copper sulphides and their oxides, along with fluorite, manganese, barite and traces of gold associated with quartz and calcite veins. The veins vary in orientation from west-northwest to northwest to north-northwest to north-northeast and vary in thickness from one meter to eight meters outcrop, but with much greater true width at depth based upon diamond drilling. Study of the veins in hand specimen and thin section suggests that they are epithermal in origin and are likely of intermediate sulfidation composition, showing vein textures and gangue mineralogy that indicate a relatively high-level hydrothermal system in the boiling environment. Breccia with clasts of vein quartz indicates a protracted hydrothermal system during multiple faulting events, a positive sign for economic epithermal veins. It has been interpreted that mineralized-ore shoots may extend relatively far down dip, possibly to at least 250 meters.
The CLG vein system is persistent, with a general northwest trend dipping to the east, a mapped extension in the order of ten kilometers, and true widths of as much as 30 meters and local associated veining up to 50 meters wide. Banded quartz veins and breccias are cemented by quartz, calcite and abundant manganese oxides. A study based on geological characteristics and silver-lead-zinc (arsenic-antimony-mercury) anomalous sections of the vein resulted in the discovery of the Los Gatos listric-shaped mineralized horizon hosting the steeply to shallowly dipping mineralized-shoots at depth. Mineralization of interest is seen for approximately 2,500 meters in length and for an estimated average vertical extension in the order of 200 meters. The reported average drilled true width of the structure is in the order of 8.9 meters. It has been interpreted that the top of the mineralized horizon at Los Gatos is generally located at an elevation of 1,400 masl.
Original exploration activities at the Esther vein system indicated the presence of a narrow quartz vein, less than one meter, with minor veining and silicification and noticeable lack of calcite. However, the presence of a small high-grade mineralized-shoot, probably 60 meters deep, attracted interest in the area. Drilling of this area also resulted in the discovery of the Esther mineralized-shoot, which has a known length of 800 meters for the main mineralized-shoot, as well as up to 1,200 meters of additional mineralized vein. The height of the mineralized interval is indicated by two drill holes to be in the order of 100 meters; most mineral intersections range in the order of two meters to eight meters, with a probable average slightly over three meters. It has been interpreted that the top of the favorable horizon at Esther is generally located about 120 meters below the surface.
The Amapola deposit contains several vein systems at varying degrees of strike and dip that are the target of exploration. Currently, four of these veins comprise adequate Ag grade and thickness to be considered as mineralized material and geologically modeled. The four veins include the Albita, Elizabeth, Cascajal and Julia. The mineral resources are principally present on the Albita and Elizabeth veins, which together comprise a “corridor” of mineralization up to approximately 50 meters thick.
Sampling, Analysis and Data Verification
MPR has carried out sampling campaigns that have included surface, limited underground and core samples. Samples were taken by local crews under the supervision of either a geologist of MPR or one of their contractors. Sampling intervals were, in most cases, two meters, with local variations depending on vein geology, to a minimum of 0.8 meters where structures were found. Detailed sampling was carried out at intervals directed by geological criteria, with priority given to testing high-grade zones in the vein structures and attention also given to identifying possible mineralization in the wall rock and quartz stockwork veining.
MPR established a sampling protocol, which was followed through the drilling campaign, that in summary includes: supervision by MPR personnel, with the verification of core handling, recovery, core accommodation and depth recording by the contractor; and core collection, measurement, core recovery, photographing, specific gravity, geotechnical information and sampling interval selection by MPR geologists.
Detailed logging of the sample intervals is conducted once the core samples are sawed, with detailed descriptions and estimations of mineralogy and mineral content, hydrothermal alteration, veining and fracturing. Assay intervals are divided in two equal parts by diamond saw, with most sampling conducted on two-meter intervals, except for specific vein intervals. Vein intervals are selected for more detailed sampling, with a minimum of 0.8 meters per interval in the sample and a maximum of two meters.
Samples are collected in standard plastic sample bags and tagged with a unique sample number recorded for each interval. Samples are grouped by drill hole and transported by pickup truck to the ALS Chemex laboratories sample receiving location in Chihuahua City, Mexico. From the time the core samples leave the drill site to the time the samples are delivered to ALS Chemex, they are escorted and under the supervision of personnel from MPR.
Samples are dried, crushed and pulverized by ALS Chemex in Chihuahua City. Assay orders are delivered to the lab, and a copy of the receipt obtained is filed and registered in MPR’s database. Sample pulps are then shipped by ALS Chemex to their laboratory in Vancouver, Canada for ICP analyses of silver, base metals and trace elements using a four-acid digestion technique. Gold assays are also completed using fire assay-AA preparation on 30-gram splits of the sample material.
ALS Chemex has developed and implemented at each of its locations a Quality Management System (QMS) designed to ensure the production of consistently reliable data. As a result, the lab has received, including its sample preparation section in Guadalajara, the ISO 9001:2000 QMS registration from QMI. The ALS Laboratory Vancouver branch has also been accredited as conforming to requirements of Canadian regulations in this matter.
MPR has set up a Quality Assurance/Quality Control (QA/QC) program to monitor the drilling program at the Los Gatos District, including the use of: (1) blanks (barren silica sand or barren andesitic flow material inserted wherever the geologist deems appropriate, but no less than one for every 40 samples focused on areas of higher metal values, which could lead to contamination); (2) standards are added every 20th sample (MPR has purchased 12 different standards from Rocklabs Ltd.); and (3) duplicates are also analyzed every 50 samples (each batch) by placing two sample tickets in the same sample bag and having the lab generate two pulps of the same sample for analysis.

It is believed that core sampling is representative of mineralized intersections, with minor variations due to irregularities in mineralization, and that the QA/QC programs established by MPR and the sampling process follow industry standards and support the estimation of mineral resource.
A review was made of available information derived from previous exploration work. This information included geological and sampling reports, drill logs, as well as assay results. Verification consisted of a general review of geological characteristics of the main mineralized areas, shown by the MPR field checking of geological maps in all areas and of sampling procedures by MPR as well as a review of all vein intersections and discussions of detailed sample handling, sampling and security procedures established by MPR. The original locations of samples reviewed were located, although most require re-painting. Tetra Tech verified several drill hole location monuments with a handheld global positioning system.
Tetra Tech has conducted sample verification to evaluate whether the samples selected by MPR for metallurgical and hardness testing were geologically representative of the material in the mine plan. The review found that: samples were well selected with respect to various grades, alterations and host rock; there was no apparent metal domaining or zoning in the deposit; and that most of the samples fall within the bulk of the grade distributions and sampling of the higher-grade material has been accounted.
Mineral Resource Estimates — CLG, Esther and Amapola Deposits
All blocks in mineral resource estimates contained in the Los Gatos Technical Report have been delineated by appropriately spaced drilling. Grade and tonnage have been estimated within a digital three-dimensional block model using the Kriging method. Mineral resources have been estimated for three individual deposit areas: the CLG, Esther and Amapola deposits. The mineral resource estimates contained in the Los Gatos Technical Report have an effective date of September 6, 2019 and have not been updated since that time. We believe that activity at the CLG subsequent to the effective date of the mineral resource estimates would not result in a material change to the information contained in the Los Gatos Technical Report. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for mining recovery.
For the CLG, a cut-off grade of 150 grams silver equivalent/tonne was estimated using generalized parameters, including the following: $40/tonne for mining costs; $20/tonne for processing costs; $4/tonne for general and administrative costs; 83% recovery at an assumed price of $18.00/oz silver; 92% recovery at an assumed price of $0.92/lb lead; and 77% recovery at an assumed price of $1.01/lb zinc. For the Esther deposit, a cut-off grade of 100 grams silver equivalent/tonne was estimated using generalized parameters, including the following: $40/tonne for mining costs; $20/tonne for processing costs; $3/tonne for general and administrative costs; 100% recovery at an assumed price of $22.30/oz silver; 95% recovery at an assumed price of $0.97/lb lead; and 88% recovery at an assumed price of $0.91/lb zinc. For the Amapola deposit, a cut-off grade of 100 grams silver equivalent/tonne was estimated using generalized parameters, including the following: $40/tonne for mining costs; $20/tonne for processing costs; $3/tonne for general and administrative costs; 100% recovery at an assumed price of $22.30/oz silver; 95% recovery at an assumed price of $0.97/lb lead; and 88% recovery at an assumed price of $0.91/lb zinc.
Projected revenues from the sale of silver, zinc and lead are based upon long-term consensus prices that were the averages of long-term forecast prices that MPR obtained from various financial institutions as of the effective date of the respective mineral resource estimates. As of the effective date of the respective mineral resource estimates, the long-term consensus prices reflected the best estimate of the sales price that may be realized in the future from the mineral resources. Gold and copper, being part of the epithermal system, are included in the Mineral Resource estimate as comparisons, however they have not been considered for purposes of determining the Ag/Eq cut-off grade since copper in the final concentrates sold would not receive any payment and gold revenue is estimated at only 2.78% of the payable metal.
The tonne and grade estimates in the block model are based on drill hole assay sample intervals. The vein widths are constrained by three-dimensional solids and have not been diluted.
Sample intervals were composited to two meters, which is the mode sample length. Compositing was initiated and terminated at the top and bottom of continuous selected vein samples, resulting composites were permitted to be one to two meters in length and intervals less than one meter were rejected. As part of the Kriging process, composite influence was additionally weighted by interval length to provide further normalization. Compositing greater than two meters was determined not to be appropriate because three-meter composites would cause samples to be split and four-meter composites are too large to represent the vein across drip in some areas. At the Amapola deposit, ordinary Kriging was used. A single Kriging pass was made on each of the four veins and their secondary nearest neighbor. An inferred pass was only made for the Albita and Elizabeth veins. Similarly, at the Esther deposit, grade estimation was completed using ordinary Kriging. An initial Kriging pass was made on each of the three veins and followed by a secondary nearest inferred pass.
Density of each block was determined from measured density samples within the mineralized zones and Kriged as a block attribute.
The table below summarizes the mineral resource estimates at the CLG and the Esther and Amapola deposits as of December 31, 2020.
Los Gatos District Mineral Resource Estimates Inclusive of Mineral Reserves as of December 31, 2020
	Category	Tonnes (million; 100% basis)	Tonnes (million; 51.5% basis)	Ag (g/t)	Au (g/t)	Pb (%)	Zn (%)	Cu (%)
Cerro Los Gatos Mine(1)	Measured	5.8	3.0	324	0.39	2.9	5.8	0.11
	Indicated	4.6	2.4	202	0.28	2.5	5.2	0.11
	M&I	10.4	5.4	269	0.34	2.7	5.5	0.11
	Inferred	3.7	1.9	107	0.28	2.8	4.0	0.14
Esther Deposit(2)	Indicated	0.46	0.24	133	0.04	0.70	2.10	0.02
	Inferred	2.29	1.18	98	0.12	1.60	3.00	0.05
Amapola Deposit(2)	Indicated	0.25	0.13	135	0.10	0.10	0.30	0.02
	Inferred	3.44	1.77	140	0.10	0.20	0.30	0.03

(1)
Based on a cut-off grade of 150 grams silver equivalent/tonne at assumed metal prices of $18.00/toz silver, $0.92/lb lead and $1.01/lb zinc; gold was not considered in silver equivalent calculation. Mineral reserve estimates and mineral resource estimates contained in the Los Gatos Technical Report have different effective dates and are based on different dilution and recovery factors and cut-off grades. The mineral resource estimates contained in the Los Gatos Technical Report have an effective date of September 6, 2019 and include mineral reserves. We believe that activity at the CLG subsequent to the effective date of the mineral resource estimates would not result in a material change to the information contained in the Los Gatos Technical Report. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for metallurgical recovery. The mineral reserve estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2020 and exclude 655,746 tonnes of mineral reserves that have been mined through June 30, 2020. Subsequent to July 1, 2020, 363,857 tonnes of material have been mined through December 31, 2020, which we believe would not result in a material change to the information contained in the Los Gatos Technical Report.

(2)
Based on a cut-off grade of 100 grams silver equivalent/tonne using metal prices of $22.30/toz silver, $0.97/lb lead, and $0.91/lb zinc. The mineral resource estimates for the Esther and Amapola deposits have an effective date of December 21, 2012. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for metallurgical recovery.

The table below summarizes the mineral resource estimates exclusive of reserves at the CLG as of December 31, 2020.
CLG Mineral Resource Estimates Exclusive of Mineral Reserves as of December 31, 2020
	Category	Tonnes (million; 100% basis)	Tonnes (million; 51.5% basis)	AgEq (g/t)	Ag (g/t)	Au (g/t)	Pb (%)	Zn (%)	AgEq toz (millions)	Ag toz (millions)	Au toz (thousands)	Pb lbs (millions)	Zn lbs (millions)
Cerro Los Gatos Mine	Measured	1.3	0.7	442	181	0.39	2.4	4.5	19	8	16	71	131
	Indicated	2.2	1.1	368	139	0.23	2.1	4.2	26	10	17	101	205
	M&I	3.5	1.8	395	154	0.29	2.2	4.3	45	17	33	172	337
	Inferred	3.7	1.9	361	107	0.28	2.8	4.0	43	13	34	231	330
Resources based on a cut-off grade of 150 grams silver equivalent/tonne at assumed metal prices of $18.00/toz silver, $0.92/lb lead and $1.01/lb zinc; gold was not considered in silver equivalent calculation. Mineral reserve estimates and mineral resource estimates contained in the Los Gatos Technical Report have different effective dates and are based on different dilution and recovery factors and cut-off grades. The mineral resource estimates contained in the Los Gatos Technical Report have an effective date of September 6, 2019. We believe that activity at the CLG subsequent to the effective date of the mineral resource estimates would not result in a material change to the information contained in the Los Gatos Technical Report. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for metallurgical recovery. Reserves are based on a $75 NSR cut off value. NSR is defined as revenue per tonne mined less the sum of concentrate refining, treatment and transportation costs per tonne mined. The mineral reserve estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2020 and exclude 655,746 tonnes of mineral reserves that have been mined through June 30, 2020. Subsequent to July 1, 2020, 363,857 tonnes of material have been mined through December 31, 2020, which we believe would not result in a material change to the information contained in the Los Gatos Technical Report. The mineral reserve estimates for the Cerro Los Gatos Mine reflect diluted grades with adjustment for metallurgical recovery.
The material assumptions for the mineral resource estimates at the CLG include (i) resource estimation completed by Tetra Tech in MicroMine mining software using drill hole data provided by MPR, (ii) usage of histograms and probability plots to determine where high-grade distribution tails became unsupported or deviated from lognormal and application of upper limits for grade capping, (iii) compositing sample intervals to two meters to match the mode sample length, (iv) using geological modeling and vein modeling, (v) using specific gravity measurements and (vi) no dilution being accounted for in the mineral resource estimates. See Section 14.1 of the Los Gatos Technical Report. The material assumptions for the mineral resource estimates at the Amapola deposit include (i) resource estimation completed by Tetra Tech in MicroMine software technology using drill hole data provided by MPR, (ii) using ordinary Kriging, with a single Kriging pass being made on the four veins of the Amapola deposit and a secondary nearest neighbor inferred pass made only for two of the veins and (iii) using specific gravity measurements to estimate vein density. See Section 14.2 of the Los Gatos Technical Report. The material assumptions for the mineral resource estimates at the Esther deposit include (i) resource estimation completed by Tetra Tech in MicroMine software technology using drill hole data provided by MPR, (ii) using ordinary Kriging, with a single Kriging pass made on each of the three veins of the Esther deposit followed by a secondary nearest neighbor inferred pass and (iii) using specific gravity measurements to estimate vein density. See Section 14.3 of the Los Gatos Technical Report.
The CLG mineral resource estimates inclusive and exclusive of mineral reserves as of December 31, 2019 are substantially similar as those set forth in the tables above as of December 31, 2020. On September 1, 2019, the LGJV commenced commercial production. The mineral resource estimates contained in the Los Gatos Technical Report have an effective date of September 6, 2019 and have not been updated since that time. We believe that activity at the CLG subsequent to the effective date of the mineral resource estimates would not result in a material change to the information contained in the Los Gatos Technical Report. The mineral reserve estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2020 and exclude 655,746 tonnes of mineral reserves that have been mined through June 30, 2020. Subsequent to July 1, 2020, 363,857 tonnes of material have been mined through December 31, 2020, which we believe would not result in a material change to the information contained in the Los Gatos Technical Report.
We are unaware of any title, taxations, socio-economic, marketing, political or other relevant factors that could materially affect this mineral resources estimate.
Mineral Reserve Estimates — CLG
The mineral reserve estimates contained in the Los Gatos Technical Report include the portion of the measured and indicated resource that can be mined economically. Economic criteria and mining constraints (based on the selected mining methods) are applied to the resource blocks to define mineable blocks. Mineral reserves are determined after applying dilution and recovery factors to these mineable blocks.
Mineral reserve estimates are calculated from the mine plan created from the September 2019 resource update. The mineral reserve estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2020 and exclude 655,746 tonnes of mineral reserves that have been mined through June 30, 2020. Subsequent to July 1, 2020, 363,857 tonnes of material have been mined through December 31, 2020, which we believe would not result in a material change to the information contained in the Los Gatos Technical Report.
The table below shows the reconciliation of mined tonnage and grades to the modeled reserve depletion through December 31, 2020, with differences resulting primarily from different sequencing of stopes and variances in ore tonnes:
	Tonnes	Au (g/t)	Ag (g/t)	Pb (%)	Zn (%)
Production Statistics	1,019,603	0.42	240.27	2.71	3.63
Modelled Reserve Depletion	1,065,883	0.47	244.59	1.85	3.27
A cut-off grade of $75/tonne NSR value was used to calculate reserves. Projected revenues from the sale of silver, gold, zinc and lead are based upon long-term consensus prices of $18.99/oz silver, $1,472/oz gold, $0.87/lb lead and $1.09/lb zinc. These prices were the averages of long-term forecast prices that MPR obtained from nine financial institutions. As of the effective date of the mineral reserve estimates, the long-term consensus prices reflected the best estimate of the sales price that may be realized in the future from the mineral reserves. See Section 21 of the Los Gatos Technical Report.
We are unaware of any title, taxation, socio-economic, marketing, political or other relevant factors that could materially affect this mineral reserve estimate.
The table below summarizes the mineral reserve estimates at the CLG as of December 31, 2020, which includes dilution and recovery factors.
CLG Mineral Reserve Estimates as of December 31, 2020
Zone	Category	Tonnes (millions; 100% basis)	Tonnes (millions; 51.5% basis)	Ag (g/t)	Au (g/t)	Pb (%)	Zn (%)
Northwest Zone	Proven	2.6	1.3	359	0.43	3.09	5.88
	Probable	0.5	0.3	333	0.34	2.86	5.88
Central Zone	Proven	3.8	1.9	314	0.31	2.55	5.32
	Probable	1.8	0.9	299	0.44	2.32	5.82
Southeast Zone	Proven	0.0	0.0	148	0.16	3.69	7.23
	Probable	0.6	0.3	148	0.16	3.69	7.23
Southeast Zone Block 2	Probable	0.4	0.2	118	0.17	3.11	4.16
Total (Proven)		6.4	3.3	332	0.36	2.77	5.55
Total (Probable)		3.3	1.7	254	0.34	2.74	5.86
Total (Proven & Probable)		9.6	5.0	306	0.35	2.76	5.65

Reserves based on a $75 NSR cut-off value. NSR is defined as revenue per tonne mined less the sum of concentrate refining, treatment and transportation costs per tonne mined. The mineral reserve estimates for the CLG reflect diluted grades with adjustment for metallurgical recovery. The mineral reserve estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2020 and exclude 655,746 tonnes of mineral reserves that have been mined through June 30, 2020. Subsequent to July 1, 2020, 363,857 tonnes of material have been mined through December 31, 2020, which we believe would not result in a material change to the information contained in the Los Gatos Technical Report.
Proven reserves exceed measured resources as a result of the different dilution and recovery factors and cut-off grades being used for mineral reserve estimates compared to mineral resource estimates. Mineral reserve estimates have an effective date of July 1, 2020, account for dilution and recovery factors and are based on a cut-off grade of $75/tonne NSR. In contrast, mineral resource estimates for the CLG have an effective date of September 6, 2019, are presented on an undiluted basis without adjustment for mining recovery and are based on a cut-off grade of 150 grams silver equivalent/tonne.
The material assumptions for the mineral reserve estimates at the CLG include (i) assigning NSR values to the block model, (ii) using a dilution strategy developed by a geomechanical consultant, (iii) application of mining recovery factors, including stope recovery and drift-and-fill recovery and (iv) application of dilution and recovery factors to stope tonnage and using Deswik scheduling software to develop a LOM development and production schedule. See Section 15 of the Los Gatos Technical Report.
The CLG mineral reserve estimates as of December 31, 2019 are substantially similar as those set forth in the tables above as of December 31, 2020. On September 1, 2019, the LGJV commenced commercial production. The mineral reserve estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2020 and exclude 655,746 tonnes of mineral reserves that have been mined through June 30, 2020. Subsequent to July 1, 2020, 363,857 tonnes of material have been mined through December 31, 2020, which we believe would not result in a material change to the information contained in the Los Gatos Technical Report.
Mineral Processing and Metallurgical Testing
The CLG is a silver-lead-zinc deposit with relatively complex mineralogy. Upon review of the metallurgical testing data, it was clear that the CLG mineralization responded well to a conventional sequential silver-lead-zinc flotation processing. Zinc rougher flotation tailings and zinc first cleaner scavenger tailings are combined to become the final tailings. Tailings thickener underflow (100%) is pumped to a cyanide destruction facility. Currently, all tailings are disposed of in the tailings storage facility. Once the backfill plant is in operation, and after detox, 40% of final tailings will be pumped to the backfill plant and the remaining 60% will be pumped to the tailings storage facility. Operational results have indicated that additional removal of fluorine will be required. Additional floatation cells have been added to the lead and zinc circuits, with a goal of reducing the fluorine in the final concentrates.
The expected grades and recoveries for lead, zinc, and silver to individual flotation concentrates were further investigated by a pilot plant program at SGS Lakefield using a sample composed of a bulk sample accessed by an underground decline into the orebody. The results of that program are being finalized but preliminary indications generally support the study grade and recovery estimates provided herein.
Positive lead and silver flotation results were achieved from the SGS Vancouver Metallurgical Lab. The final lead cleaner concentrates of the locked cycle tests averaged 60.9% lead at 5,404 g/t silver at average recoveries of 89% lead and 68.7% silver. The zinc cleaner concentrates averaged 54.2% at an average recovery of 66.0% due to the high willemite content.
Mining Operations
The underground mine design supports a steady-state production rate of 2,500 tpd of ore. As of the effective date of the Los Gatos Technical Report, over the life of the mine, the mine is projected to produce 81 million ounces of silver, 69 thousand ounces of gold, 878 million pounds of zinc, and 499 million pounds of lead in concentrate. The sequence of mining began with the Central Zone, which had already been accessed via the existing decline developed down to the 1400 Level. The bulk of the Central Zone will be mined using the drift-and-fill method, as the dips, widths and thicknesses of the vein structures are amenable to this mining method.
The Northwest Zone is being mined concurrently with the Central Zone via longhole stoping methods with sublevels developed at 20 meter vertical intervals. Portions of the Northwest Zone that are thicker than nine meters (footwall to hanging wall) will be mined using transverse longhole mining. Areas that are less than nine meters in width will be mined using longitudinal longhole mining. In the Central Zone, operations confirmed that backfill deficiencies caused unstable conditions on the hanging-wall zone, as it was experienced in stope 625, where the stability problems created blocks causing the support to yield. The predicted conditions in this zone have been accurate. In the Northwest Zone, the operating geotechnical conditions have been better than the anticipated conditions. This has allowed the excavation of bigger dimensions in the stope length (more than 12 meters), and the planned activities have considered excavating more in the vertical dimension of the stope (25 meters height). Some of the stability problems found in this zone are mainly due to drilling deficiencies, which have reached areas near the hanging-wall fault zone. The 3D modeling of the Southeast Zone did not identify any issues except for potential hanging wall failure.
Modern trackless mobile equipment is being employed for most mining activities. Load-Haul-Dump (“LHD”) trucks and dedicated underground trucks are used for ore/waste loading and transport from the underground workings through an internal ramp system and portal that connects all levels to surface. Ongoing waste development to sustain the 2,500 tpd production rate averages approximately 211 meters/month during the production period.
Based on the deposit geometry and anticipated geomechanical conditions, underground mining of the CLG resource will incorporate both longhole and drift-and-fill mining methods. The existing exploration decline from surface will be extended to provide primary access and delivery of services. The ramp will also be used for haulage of ore and waste from the underground operations.
Processing and Recovery Operations
The processing facility is designed to treat 2,500 tpd of silver, lead and zinc material at an operational availability of 92%. The processing flow sheet for the project is a standard flow sheet commonly used in the mining industry, including conventional flotation recovery methods typical for lead-zinc material. The production plant has been constructed and adjustments will continue to optimize performance. Additional flotation cells have been installed to remove fluorine from the concentrates.
Run-of-mine (“ROM”) material is crushed in a primary jaw crusher located near the underground mine portal. It is then conveyed to the processing facilities where it is ground to 80% finer than 45 microns in a semi-autogenous grinding and ball milling circuit. The ore is further processed in a flotation circuit, consisting of lead flotation followed by zinc flotation. The majority of the silver will be recovered in the lead flotation circuit and some silver will also be collected in the zinc flotation circuit. Lead sulfide is recovered in a rougher flotation bank, producing a concentrate that is then upgraded to smelter specifications in three stages of cleaning. Tails from the lead flotation section is then conditioned for zinc sulfide flotation. The process scheme for zinc flotation also includes a rougher bank and five stages of cleaning to produce smelter-grade zinc concentrates. For both lead and zinc sections, the rougher flotation concentrates are reground to 80% finer than 25 microns prior to cleaner flotation to liberate the sulfides for further upgrading. An additional deep-froth flotation cell has been added to the zinc circuit, and one additional deep-froth flotation cell has been added to the zinc and lead circuits during 2020, to remove more fluorine, a deleterious mineral for sales. Both final lead and zinc concentrates are thickened, filtered and stored in concentrate storage facilities prior to being loaded in trucks for shipment.
Infrastructure, Permitting and Compliance Activities
In addition to the recently constructed CLG processing plant and other facilities, we have a field camp located in nearby San José del Sitio, a community of approximately 264 persons, with electrical and water services, an elementary school and basic health services. Water resources in the region are mostly related to the Conchos River Basin, which includes the San Pedro, San Francisco de Borja and Satevó River Sub-Basins. Locally, there are significant amounts of water, with shallow groundwater recorded from most exploration drilling conducted by us.

Underground development of the CLG commenced in 2015 and surface infrastructure development commenced in 2017. All significant surface infrastructure was completed in mid-2019 and the CLG commenced production of lead and zinc concentrates on September 1, 2019. The CLG processing plant is currently designed for 2,500 tpd capacity and the grinding circuit was engineered for expansion to 3,000 tpd in the future.
The CLG is located in the Municipality of Satevó, Chihuahua, Mexico, approximately 160 kilometers southwest of the state capital of Chihuahua City and approximately 8 kilometers west of San José del Sitio, Chihuahua. The access road from Chihuahua, Mexico is newly paved. A portion of the road from San José del Sitio was rerouted to the mine site to minimize interference with the stream that runs near the mine property.
Construction of required infrastructure has been completed, including administration offices, mine dry, fuel storage, mine maintenance shop, jaw crushing station, dome-covered crushed ore stockpile, process plant (including grinding circuit, flotation circuit, concentrate and tailing thickeners, concentrate loadout and tailings detoxification), tailing storage facility, electrical substation, 66 kilometers of power line connecting high voltage to the grid substation at San Francisco de Borja, assay lab, mill maintenance, dewatering wells and water cooling and distribution system, and residential camps and associated infrastructure.
The camps consist of structural steel pre-engineered buildings capable of housing over 350 people. The camps include kitchen and cafeteria, laundry, infirmary, and other buildings required to maintain this facility. Emergency power is provided for in the camp to deliver 100% backup in the event of a power outage.
The entire project is served by satellite-dish based internet and telephone communications.
Power to the site is supplied via a 115 kV utility transmission line. This originates from the San Francisco de Borja substation in Satevó (Chihuahua), where a 115 kV connection has recently been installed.
All raw water to meet potable and non-potable water demand is supplied by groundwater pumped from dewatering wells. The well water is cooled from 50°C to 40°C prior to use. Sewage water treatment systems were included to handle waste as required on the project.
Storage and management of landfill disposal is housed in a single building, separated into two zones — one for non-hazardous waste and a second zone for hazardous waste. The hazardous waste is to be collected and disposal by a certified and authorized company per Mexican regulations.
In 2008, we negotiated surface access rights with local ranch owners and obtained environmental permits for drilling. In April 2012, we entered into a mine and land access agreement with the local community, the Ejido La Esperanza (the “Ejido”), which provides annual land access with a renewal fee of $11,200. We also maintain an easement contract for 30 years with the Ejido for the access road to the mine.
On December 12, 2016, MPR submitted an environmental impact statement to the Mexican Secretary of Environment and Natural Resources, which regulates the environmental aspects of mining projects and issued the permits once such statement is approved. The statement was approved in 2017. We also received approval for the permits for land use, authorization and approval for initiation of construction of mining workings and infrastructure and official alignment and number from the Municipality of Satevó, Chihuahua in June and July of 2018. In May 2019, we received approval for Environmental Unique License for the production of 2,500 tpd.
On July 17, 2017, the Mexican Secretary of Environment and Natural Resources approved a mining exploitation project in Satevó, Chihuahua to develop work and activities (site preparation, construction, operation and others) needed to mine and explore the area. The authorized permit period is for 24 years ending July 17, 2041, with the possibility to extend for a similar period. Additionally, on September 4, 2017, we received the permitting to develop, construct and operate a project named Línea Eléctrica 115 KV Los Gatos, which consists of opening an 18-meter wide corridor over 58.0 kilometers. This project affects an area of 105 hectares to support the power lines in the municipalities of San Francisco de Borja and San Javier Satevó, Chihuahua. The authorized permit period is until September 4, 2037. We also received the relevant change of land use permitting to remove forest vegetation and fertile soil in an area of 390.6972 hectares to prepare the site and construct the infrastructure required for the mining exploitation of the Los Gatos project which expires November 1, 2020, with the option to extend.
We are committed to safety at the CLG. The CLG is built to higher environmental standards than required by Mexican law, with a fully-lined tailings impoundment facility and enclosure of the conveyors and ore storage dome. We also use state-of-the-art rescue capsules to hoist personnel to surface. Our cumulative injury frequency rate at the CLG has consistently been below the annual U.S. MSHA Lost Time Injury Frequency Rate.
Capital and Operating Costs
All costs and economic results are presented in U.S. dollars. Quantities and values are presented using standard metric units unless otherwise specified. No escalation has been applied to capital or operating costs. Financing costs have not been included in the analysis. Capital and operating cost estimates have an accuracy level of ±15%, and, given that the mine is currently in production, capital and operating cost estimates have a contingency of 0%. See Section 21.3 and Section 21.4 of the Los Gatos Technical Report.
The economic analysis contained in the Los Gatos Technical Report is presented on an unlevered, post-tax, present value basis and has an effective date of July 1, 2020. For a discussion of the mineral resource estimates and mineral reserve estimates contained in the Los Gatos Technical Report, see “— The Los Gatos District — Mineral Resource Estimates — CLG, Esther and Amapola Deposits” and “— The Los Gatos District — Mineral Reserve Estimates — CLG.” Technical economic tables and figures presented in this Report require subsequent calculations to derive subtotals, totals, and weighted averages. Such calculations inherently involve a degree of rounding, which are not considered to be material.
Per the Los Gatos Technical Report, LOM sustaining capital cost requirements are estimated to be $267,000 thousand. Initial capital of $315,600 thousand was required to commence operations and construction was completed on time and on budget. Capital cost estimates used MPR-provided database information for mine and surface infrastructure, process plant and infrastructure, tailings storage facility, waste rock storage facility, water management, environmental, reclamation and owner’s cost.
Description	Units	Sustaining Capital
Direct Costs
Mine & Surface Infrastructure	$000s	266,398
Direct Costs	$000s	266,398
Indirect Costs
Mine & Surface Infrastructure	$000s	932
Indirect Costs	$000s	932
Total Sustaining Capital	$000s	267,330
LOM operating costs are based on current operations and are summarized in the table below. The mine operating cost estimate includes all sill development, stope production, and drift-and-fill production and associated indirect costs. Operating costs include all labor, material, mobile and fixed equipment operating, and power consumption costs.
Description	Unit Cost ($/meter)	Unit Cost ($/t-milled)
Mine, Surface and G&A	26.47	83.58
LOM Operating	—	83.58
Economic Analysis
The economic analysis contained in the Los Gatos Technical Report is presented on an unlevered, post-tax, present value basis and has an effective date of July 1, 2020. For a discussion of the mineral resource estimates and mineral reserve estimates contained in the Los Gatos Technical Report, see “— The Los Gatos

District — Mineral Resource Estimates — Cerro Los Gatos Mine, Esther and Amapola Deposits” and “— The Los Gatos District — Mineral Reserve Estimates — Cerro Los Gatos Mine.” For a discussion of the assumed capital and operating costs in the Los Gatos Technical Report, see “— The Los Gatos District — Capital and Operating Costs.”
The results of the economic analysis are summarized below:
Economic Analysis Results
Mine Life	years	11
Ore Tonnage	kt	9,618
	Average Grade Processed		Life-of-Mine Payable Production		Avg. Annual PayableProduction (51.5% basis)
		(100% basis)	(51.5% basis)	(100% basis)
Production Statistics
Silver	305 g/t	72.0 Moz	37.1 Moz	6.5 Moz	3.4 Moz
Zinc	5.7%	679 Mlb	350 Mlb	62 Mlb	32 Mlb
Lead	2.8%	442 Mlb	228 Mlb	40 Mlb	21 Mlb
Gold	0.35 g/t	45.5 Koz	23.4 Koz	4.1 Koz	2.1 Koz
Silver Equivalent	642 g/t	134.7 Moz	69.4 Moz	12.2 Moz	6.3 Moz
Life-of-Mine Cost Metrics
Total Sustaining Capital Costs	$ millions	$267
Operating Costs	$/t-milled	$83.58
TC / RC, Penalties and Freight Costs	$/mt	$51.90
Royalties	$/mt	$1.50
Life-of-Mine By-Product Costs
AISC	$/oz Ag	$5.47
Life-of-Mine Co-Product Costs
AISC	$/oz AgEq	$11.77
Project Economics
NPV (post-tax; 5.0%)	$ millions	$653
Silver equivalent and by-product credits calculated using LOM average prices of $18.99/oz silver, $1,472/oz gold, $0.87/lb lead and $1.09/lb zinc. The economic analysis contained in the Los Gatos Technical Report have an effective date of July 1, 2020 and exclude 655,746 tonnes of mineral reserves that have been mined through June 30, 2020. Subsequent to July 1, 2020, 363,857 tonnes of material have been mined through December 31, 2020, which we believe would not result in a material change to the information contained in the Los Gatos Technical Report.
Exploration, Development, and Production
Concentrate production is currently achieving quality specifications and expected grades. The CLG is expected to produce, on average, 12.2 million payable silver equivalent ounces annually through the existing mine life (or 6.3 million payable silver equivalent ounces annually on a 51.5% basis), with an attractive, low-cost AISC profile. In addition to the goal of achieving the plant’s 2,500 tpd design capacity, we intend to complete a feasibility study, prepared in accordance with the SEC Mining Modernization Rules and NI 43‑ 101, to expand the CLG production rate to 3,000 tpd. If feasible, we expect the LGJV to complete the expansion within the next three to four years.
We believe there is widespread mineralization potential beyond the CLG, the Esther and Amapola deposits and the 11 other mineralized zones, as more than 85% of the land position has yet to be drilled.

Location of the Cerro Los Gatos District

340000 mE
350000 mE
360000 mE
370000 mE
380000 mE
390000 mE
60km
El Lince
Wall-E/Ava
Amapola
La Paula
Mezcalera
San Luis
El Rodeo
Cieneguita
San Jose del Sito
San Agustin
Los Torunos
Santa Valeria Zone
(100% Owned by Gatos Silver)
Ocelote
Cerro Los Gatos
Esther
Boca De Leon
Mine / processing site location
Current Resource Estimate
Ore Grade Intercept
Additional Exploration Properties

The current resources are significant, but we believe that additional resource potential remains in the immediate area. Drill testing of other high-priority targets within the Los Gatos District has been relatively limited given our focus on delineation of reserves at, and construction of, the CLG. As a result, the highly prospective Los Gatos District remains underexplored. Drilling at the Esther deposit to date has demonstrated good grade continuity along the system and characteristics similar to that identified during preliminary work at the CLG. Following potentially positive results from infill drilling at the Esther and Amapola deposits, we expect to update the resources and perform a scoping study to determine if these two deposit areas could generate economic production, representing further upside potential for the broader Los Gatos District.
We expect to perform additional definition drilling to expand the Southeast and Northwest zones of the CLG and to perform additional drilling to expand the Esther and Amapola deposits, which remain open to extensions at depth. In addition to the CLG, the Esther deposit and the Amapola deposit, we have identified 11 other mineralized zones defined by high-grade drill intersections in the Los Gatos District. Grade intercepts from such mineralized zones are shown below.

Mineralized Zones Grade Intercepts
Mineralized Zones	Length (m)	Ag (g/t)	Pb (%)	Zn (%)
Boca de Leon	2.2	90.6	5.0	0.8
Cieneguita	1.3	62.4	5.4	0.9
El Lince	4.0	62.2	0.0	0.1
El Rodeo	0.8	61.5	3.4	4.0
La Paula	4.0	180.0	0.1	0.1
Los Torunos	1.8	34.2	2.6	0.9
Mezcalera	2.0	59.4	0.1	0.1
San Agustin	1.3	148.0	1.2	2.3
San Luis	2.0	271.0	0.3	0.1
The table above does not include Ocelote and Wall-E/Ava zones, as they do not have sufficient drilling.
Subject to financing, our objectives at the Los Gatos District are to, among other things:
•
perform additional in-fill and expansion drilling to further define and expand mineralization at the Esther and Amapola deposits;

•
study the feasibility of expanding production at the CLG from 2,500 tpd to 3,000 tpd;

•
conduct social, environmental and technical work on the property with the objective of completing a scoping study on the Esther and Amapola deposits;

•
expand the exploration drilling program on the Esther deposit, the Amapola deposit and the other 11 mineralized zones within the Los Gatos District; and

•
continue to expand the LGJV’s interest in prospective mineral and surface rights.

Internal Controls
Quality assurance at the CLG and the Los Gatos District involves the use of standard practice procedures for sample collection and includes oversight by experienced geological staff during data collection. Certain quality control measures for sample analysis include in-stream sample submittal of standard reference material, blank material and field duplicate sampling. For data verification, staff members observed drill hole locations and orientations, inspected drill cores and compared to logs and analytical results, observed core intake, visited outcrops and discussed with on-site geologists, including reviewing working maps and cross-sections. Inherent risks in quality control include potential sample contamination, among others.
Item 3.   Legal Proceedings
We are, from time to time, involved in legal proceedings of a nature considered normal to our business. We believe that none of the litigation in which we are currently involved, or have been involved since the beginning of our most recently completed financial year, individually or in the aggregate, is material to our consolidated financial condition, cash flows or results of operations. See Note 10 — Commitments, Contingencies and Guarantees in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our assessment of contingencies related to legal matters.
Item 4.   Mine Safety Disclosures
Information pertaining to mine safety matters or other regulatory matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K in Exhibit 95.1 attached to this Form 10-K.

PART II
Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange under the ticker symbol “GATO” and began trading on October 28, 2020.
Holders
On March 23, 2021, there were 59,409,052 outstanding shares of the Company’s common stock which were held by approximately 48 stockholders of record. The actual number of holders of the Company’s common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.
Securities Authorized for Issuance Under Equity Compensation Plans
The Company has an equity compensation plan under which options and shares of the Company’s common stock are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board of Directors. The Company’s stockholders have approved these plans. Please refer to Note 8 — Stockholders’ Equity in the Company’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further information about the material terms of the Company’s equity compensation plans. The following table is a summary of the shares of common stock authorized for issuance under equity compensation plans as of December 31, 2020:
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders:	—	—	—
Equity compensation plans approved by security holders:
Equity Incentive Compensation Plan(1)
Deferred stock units(2)	182,714	N/A
Stock options(3)	5,455,606	$12.48
Total for Equity Incentive Compensation Plan	5,638,320	$—	9,361,680

(1)
In October 2020, the Board of Directors approved the Amended and Restated Long-Term Incentive Plan to authorize the issuance of stock options, stock appreciation rights, stock awards, deferred stock units, cash awards and performance awards to NEOs, other employees, consultants and non-employee directors.

(2)
DSUs do not have exercise prices associated with them, but rather a fair value that equaled the Company’s common stock fair value on grant date. The weighted-average per unit fair value for the outstanding DSUs is $9.43.

(3)
The Company’s stock options have a contractual term of 10 years and entitle the holder to purchase one share of the Company’s common stock.

Dividends
The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings for use in its operations and expansion of its business. Payment of any dividends will depend upon the Company’s future earnings, if any, the Company’s financial condition, and other factors as deemed relevant by the Company’s Board of Directors.
Pursuant to the priority distribution agreement, the LGJV is required to deposit all dividends or distributions, other than management fees and partner expense reimbursements, into an escrow account until an aggregate amount equal to $20 million has been deposited into such account for the benefit of Dowa as a priority dividend. Following the payment of $20 million to Dowa, dividends from LGJV will be paid in accordance with the ownership percentage of the LGJV.
Unregistered Sales of Equity Securities
All unregistered sales of equity securities during the year ended December 31, 2020 were reported in the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2020.
Use of Proceeds
On October 27, 2020, the SEC declared effective the Company’s registration statement on Form S-1 (No. 333-249224), as amended, filed in connection with the Company’s IPO. There has been no material change in the planned use of proceeds from the IPO as described in the Company’s final prospectus, filed with the SEC on October 29, 2020 pursuant to Rule 424(b) under the Securities Act.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
During the quarter ended December 31, 2020, there were no purchases made by or on behalf of the Company or any affiliated purchaser of the Company’s common stock.
Item 6.   [Reserved]
Not applicable.
Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” and the other information included elsewhere in this Report.
Overview
We are a U.S.-based precious metals production, development and exploration company with the objective of becoming a premier silver producer. We are currently focused on the production and continued development of the CLG and the further exploration and development of the Los Gatos District:
•
The CLG, located within the Los Gatos District, Chihuahua, Mexico, consists of a 2,500 tpd polymetallic mine and processing facility that commenced concentrate sales on September 1, 2019.

For the year ended December 31, 2020, the CLG mined 652,739 tonnes and processed 667,422 tonnes at average grades of 229 g/t silver, 0.42 g/t gold, 2.27% lead and 3.64% zinc, with metallurgical recovery of 84.1% silver, 61.9% gold, 86.6% lead and 72.8% zinc. A total of 21,176 tonnes of lead concentrate were produced at average grades of 5,295 g/t silver, 7.3 g/t gold, 58.9% lead and 10.1% zinc, with metallurgical recovery of 72.7% silver, 55.4% gold, 82.3% lead and 8.8% zinc. A total of 27,879 tonnes of zinc concentrate were produced at average grades of 619 g/t silver, 0.66 g/t gold, 2.4% lead and 55.6% zinc, with metallurgical recovery of 11.3% silver, 6.6% gold, 4.3% lead and 63.9% zinc. For the year ended December 31, 2019, the CLG mined 357,342 tonnes and processed 269,853 tonnes at average grades of 229 g/t silver, 0.52 g/t gold, 1.97% lead and 3.03% zinc, with metallurgical recovery of 82.1% silver, 63.5% gold, 83.4% lead and 72.3% zinc. A total of 7,188 tonnes of lead concentrate were produced at average grades of 5,774 g/t silver, 10.9 g/t gold, 56.3% lead and 12.6% zinc, with metallurgical recovery of 67.3% silver, 55.2% gold, 76.0% lead and 11.1% zinc. A total of 9,320 tonnes of zinc concentrate were produced at average grades of 978 g/t silver, 1.26 g/t gold, 4.2% lead and 53.7% zinc, with metallurgical recovery of 14.8% silver, 8.3% gold, 7.4% lead and 61.2% zinc.

The Los Gatos Technical Report estimates that the deposit contains approximately 9.6 million diluted tonnes of proven and probable mineral reserves (or approximately 5.0 million diluted tonnes of proven and probable mineral reserves on a 51.5% basis), with approximately 6.4 million diluted tonnes of proven mineral reserves (or approximately 3.3 million diluted tonnes of proven mineral reserves on a 51.5% basis) and approximately 3.3 million diluted tonnes of probable mineral reserves (or approximately 1.7 million diluted tonnes of probable mineral reserves on a 51.5% basis). Average proven and probable mineral reserve grades are 306 g/t silver, 0.35 g/t gold, 2.76% lead and 5.65% zinc. The mineral reserve estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2020 and exclude 655,746 tonnes of mineral reserves that have been mined through June 30, 2020. Subsequent to July 1, 2020, 363,857 tonnes of material have been mined through December 31, 2020, which we believe would not result in a material change to the information contained in the Los Gatos Technical Report.
•
The Los Gatos District, located in Chihuahua, Mexico, is located approximately 120 kilometers south of Chihuahua City and is comprised of a 103,087-hectare land position, constituting a new mining district. The Los Gatos District consists of 14 mineralized zones, which include three identified silver-lead-zinc deposits that contain mineral resources — the CLG, the Esther deposit and the Amapola deposit — as well as 11 additional high-priority targets defined by high-grade drill intersections and over 150 kilometers of outcropping quartz and calcite veins. The area is characterized by a predominant silver-lead-zinc epithermal mineralization. On September 1, 2020, the LGJV commenced concentrate sales at the CLG. A core component of the LGJV’s business plan is to explore the highly prospective, underexplored Los Gatos District with the objective of identifying additional mineral deposits that can be mined and processed, possibly utilizing the CLG plant infrastructure.

2020 Key Highlights
•
Rapid recommissioning of the CLG following Mexico’s mandated COVID-19 project suspension;

•
Strong operational and financial results from the CLG following a 45-day temporary suspension. The CLG was recommissioned in late May 2020 with an optimized plan averaging a production rate of 2,324 tpd in December 2020;

•
Record production from the CLG — 652,739 ore tonnes were mined in 2020;

•
Record silver, gold, zinc and lead metal recoveries at the CLG processing plant by the end of 2020 — silver, gold, zinc and lead recovery exceeded plan at 86.2%, 62.7%, 73.3% and 87.1% respectively, during the fourth quarter;

•
Commencement of a 27,000-meter exploration program at CLG; and

•
Successful completion of an IPO on the NYSE and TSX of 24,644,500 shares, raising gross proceeds of $172,500 thousand in the fourth quarter of 2020.

Recent Developments
Initial Public Offering
On October 27, 2020, our Registration Statement on Form S-1 relating to its initial public offering was declared effective by the SEC. Our common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange on October 28, 2020. On October 30, 2020, we completed our initial public offering of 21,430,000 shares of common stock at a public offering price of $7.00 per share, resulting in net proceeds of $134,800 thousand, after deducting underwriting discounts and commissions and expenses payable by us. On November 10, 2020, we issued and sold an additional 3,214,500 shares of common stock at a public offering price of $7.00 per share, pursuant to the exercise in full of the underwriters’ over-allotment option, resulting in net proceeds of $20,900 thousand, after deducting underwriting discounts and commissions and expenses payable by us.
On October 30, 2020, we effected the Reorganization in which (i) our then-subsidiary Silver Opportunity Partners LLC became a wholly owned subsidiary of a newly created Delaware corporation named Silver Opportunity Partners Corporation, (ii) each share of our common stock outstanding immediately prior to the Reorganization was exchanged for (A) 0.394057448219062 shares of our common stock (subject to rounding to eliminate fractional shares) and (B) 0.105942551780938 shares of common stock of SOP Corporation (subject to rounding to eliminate fractional shares) and (iii) we changed our name from Sunshine Silver Mining & Refining Corporation to Gatos Silver, Inc. SOP held our interest in the Sunshine Complex, which is located in the Coeur d’Alene Mining District in Idaho and is comprised of the Sunshine Mine and the Sunshine Big Creek Refinery. Through the Reorganization, we distributed all of our equity interest in SOP to our stockholders immediately prior to the Reorganization. The Reorganization did not have any effect on the stated par value of our common stock. All shares of common stock and options outstanding immediately prior to the Reorganization were appropriately adjusted by dividing the number of shares of common stock into which the options are exercisable or convertible by two and multiplying the exercise or conversion price thereof by two.
Impact of COVID-19 Pandemic
In late March 2020, the Mexican government declared a national health emergency due to increasing infection rates from the COVID-19 pandemic. Pursuant to the health emergency declaration, the Mexican government ordered a temporary suspension of all “non-essential” operations nationwide in Mexico, including mining operations, in order to help combat the spread of COVID-19. In response to the order, the LGJV effected a 45-day temporary suspension of all non-essential activities at the CLG site, which reduced the number of employees and contractors at the site and at the Chihuahua corporate office. During the temporary suspension, the LGJV implemented health protocols, allowed most administrative and technical services employees to work remotely, reduced mining and milling, completed project enhancements and finalized a mine plan upon reactivation of mining activities after the temporary suspension.
In late May 2020, the Mexican government designated mining an essential service and allowed mines to resume production, subject to deploying COVID-19 prevention protocols. Our existing COVID-19 protocols exceeded those mandated by the Mexican government and, accordingly, the LGJV reactivated mine development and mining in late May 2020 and hired additional employees. Ore processing resumed in early June 2020 and daily production progressively increased with COVID-19 prevention protocols fully implemented.
The COVID-19 pandemic temporarily affected our financial condition in 2020, in part due to the loss of revenue resulting from the 45-day temporary suspension of all non-essential activities at the LGJV’s CLG site and the expenses associated with the development and implementation of COVID-19 protocols. In addition, as the LGJV reactivated mine development and mining, it implemented a scalable optimized plan with a lower employee complement and with reduced average monthly production rate at 1,750 tpd until September 2020, targeting higher ore grades. In December 2020, the average monthly production rate was at 2,324 tpd.
We are closely monitoring the developments of the outbreak and continually assessing the potential impact on our business. If the Mexican government were to reinstate the suspension order caused by the COVID-19 pandemic, or if all mining activities at the CLG site were suspended for an undefined period of time, there could be additional costs incurred, production and development delays, cost overruns and operational restart costs that would negatively impact our business, financial condition and results of operations. The degree to which the pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain, continuously evolving and in many cases cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity and the actions to contain the virus or treat its impact, such as the efficacy of vaccines (particularly with respect to emerging strains of the virus). See “Item 1A. Risk Factors” for additional risks we face due to the COVID-19 pandemic.

Exploration Drilling Program
In December 2020, the Company and its LGJV partner, Dowa, commenced a 27,000-meter exploration program to convert the CLG’s established 3.2 million tonnes of inferred resources to the measured and indicated category and to discover additional resources along the northwest and southeast extensions of the CLG deposit.
In 2021, the LGJV intends to initiate a second exploration program to expand resources throughout the Los Gatos District. The initial target is an estimated 19,000-meter campaign at the Esther deposit, to expand its initial NI 43-101 compliant indicated resource of 0.46 million tonnes at 133 g/t silver, 2.1% zinc, 0.7% lead and inferred resource of 2.29 million tonnes at 98 g/t silver, 3.0% zinc, and 1.6% lead. Esther is located about four kilometers from Cerro Los Gatos and contains similar styles of mineralization and geochemistry. The Company believes that further drilling may materially expand the size and mineral tenor of this resource.
In March 2021, the Company commenced a 5,400-meter exploration program on its wholly-owned Santa Valeria property. The Santa Valeria target has been developed through regional geologic work by the Company’s exploration team, which defined a large basin structure hosting the mineralization zones within the Los Gatos District. Santa Valeria is geologically comparable to Cerro Los Gatos and may contain similar mineral content.
Components of Results of Operations
Operating Expenses
Exploration Expenses
We conduct exploration activities under mining concessions in Mexico. We expect exploration expenses to increase significantly as we continue to expand our exploration activities at the Los Gatos District and our other exploration properties. Exploration expenses primarily consist of drilling costs, lease concession payments, assay costs and other geological and support costs at exploration properties.
General and Administrative Expenses
Our general and administrative expenses consist of salaries and benefits, stock compensation, professional and consultant fees, insurance and other general administration costs. Our general and administrative expenses are expected to increase significantly as we operate as a public company. We expect higher costs related to salaries, benefits, stock compensation, legal fees, compliance and corporate governance, accounting and audit expenses, stock exchange listing fees, transfer agent and other stockholder-related fees, directors’ and officers’ and other insurance costs, and other administrative costs. We are party to a Management Services Agreement with SOP, pursuant to which we provide certain executive and managerial advisory services to SOP. SOP reimburses us for costs of providing such services.
Equity Loss in Affiliates
Our equity loss in affiliates relates to our proportional share of net loss incurred from the LGJV.
LGJV Arrangement Fee
Our LGJV arrangement fee consists of arrangement fees related to the Term Loan and the WCF. The arrangement fees are based on fixed 2% and 15% rates for the Term Loan and the WCF, respectively, and 70% of the outstanding principal of the respective facility. These arrangement fees are solely our responsibility. On March 11, 2021, the WCF was extinguished and thus we do not expect to incur LGJV arrangement fees in future periods with respect to the WCF but will continue to incur LGJV arrangement fees with respect to the Term Loan as long as such loan remains outstanding.
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
Results of Operations
The following table presents certain information relating to our operating results and discontinued SOP operations for the years ended December 31, 2020 and 2019. In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), these financial results represent the consolidated results of operations of our Company and its subsidiaries (in thousands). See Note 12 — Discontinued Operations in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.
	Year Ended December 31,
	2020	2019
Expenses
Exploration	$785	$923
General and administrative	7,765	2,903
Amortization	30	34
Total expenses	8,580	3,860
Other expense (income)
Dilution loss in affiliates	—	11,231
Equity loss in affiliates	17,585	12,865
Arrangement fees	4,843	2,988
Interest expense	4,047	—
Other income	(28)	(36)
Net other expense	26,447	27,048
Net loss from continuing operations	$35,027	$30,908
Loss from discontinued operations	5,414	6,910
Net loss	$40,441	$37,818
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Loss from Continuing Operations
For the year ended December 31, 2020, we experienced a net loss from continuing operations of $35,027 thousand compared to a net loss of $30,908 thousand for the year ended December 31, 2019. The $4,119 thousand increase in net loss from continuing operations was primarily attributable to an increase in operating expenses. General and administrative expense increased to $7,765 thousand for the year ended December 31, 2020, compared to $2,903 thousand for the year ended December 31, 2019, primarily due to higher costs associated with becoming a publicly traded company with higher legal and consulting costs, additional personnel, higher directors fees, increased directors and officers insurance premiums and increased stock-based compensation expense related to the offering.
For the years ended December 31, 2020, and December 31, 2019, other expense decreased to $26,447 thousand from $27,048 thousand, respectively. The decrease in other expense was primarily due to the $11,231 thousand dilution loss on affiliates in 2019, partially offset by the $4,720 thousand increase in equity loss in affiliates from LGJV operation in 2020, the $1,855 thousand increase in LGJV arrangement fees due to higher average outstanding balances on the WCF that was extinguished March 11, 2021, and $4,047 thousand in non-recurring interest expense associated with the convertible note that was converted to capital stock as part of the IPO.
The LGJV’s increase in operating loss, which is picked up under the equity method of accounting in our financial statements under the item ‘‘Equity loss in affiliates,’’ for the year ended December 31, 2020, resulted primarily from the continued mining and processing activities to ramp-up to design throughput, a full year of depreciation on the assets placed in service, and a full year of interest and arrangement fee expenses. In addition, as a result of the COVID-19 pandemic, the LGJV incurred certain fixed costs during the April through May 2020 temporary suspension and the related ramp-up periods, which contributed to the operating loss for the year ended December 31, 2020.
Loss from Discontinued Operations
Net loss from discontinued operations decreased to $5,414 thousand for the year ended December 31, 2020 from $6,910 thousand for the year ended December 31, 2019. Our fiscal 2020 results include the SOP operations through October 30, 2020, the effective date of the Reorganization. As a result, the 2020 results reflect only 10 months (83%) of discontinued SOP operations.
Liquidity and Capital Resources
As of December 31, 2020, and December 31, 2019, we had cash and cash equivalents of $150,146 thousand and $8,581 thousand, respectively. The increase in cash and cash equivalents was primarily due to net proceeds from the IPO and from the issuance of the convertible notes, described below, partially offset by increased financing costs and higher administrative costs from being a publicly listed company. As of December 31, 2020, and December 31, 2019, we had working capital of $151,728 thousand and $14,990 thousand, respectively. The increase in working capital was primarily due to the higher cash and cash equivalents and an increase in prepaid expenses, partially offset by converting related-party receivables to capital contributions in the LGJV and a decrease in deferred financing costs.
Sources and Uses of Capital Resources
On April 20, 2020, we entered into a convertible note purchase agreement with Electrum Silver US LLC, which was subsequently amended. The outstanding principal amount of the convertible notes and any accrued but unpaid interest was due and payable on April 19, 2023 unless converted into shares of our common stock in a qualified financing. However, any conversion of the convertible notes into equity securities as described above was deemed a repayment of the convertible notes so converted. The convertible notes bore interest at a rate of 5.00% per annum, compounding annually. From April 20, 2020 to September 21, 2020, we issued $15,000 thousand aggregate principal amount of convertible notes. In connection with the closing of the IPO on October 30, 2020, we converted all of the outstanding principal amount of the convertible notes plus $187 thousand in accrued and unpaid interest into an aggregate of 2,712,003 shares of common stock.
On October 30, 2020, we completed our initial public offering of 21,430,000 shares of common stock at a public offering price of $7.00 per share, resulting in net proceeds of $134,800 thousand, after deducting underwriting discounts and commissions and expenses payable by us. On November 10, 2020, we issued and sold an additional 3,214,500 shares of common stock at a public offering price of $7.00 per share, pursuant to the exercise in full of the underwriters’ over-allotment option, resulting in net proceeds of $20,900 thousand, after deducting underwriting discounts and commissions and expenses payable by us.
On March 11, 2021, we repurchased an approximate 18.5% interest in the LGJV, increasing our ownership to 70.0% for a total consideration of $71,550 thousand, including a 70% penalty and all costs incurred by Dowa in connection with its ownership of such equity interest, including, but not limited to, legal and accounting fees, capital contributions and taxes. Additionally, we extinguished our 70% share of the $60,000 thousand WCF for $42,000 thousand.

We believe we have sufficient cash and resources to carry out our business plans for at least the next 12 months. We are focused on our forward-looking liquidity needs. We are evaluating our ongoing fixed cost structure as well as decisions related to project retention, advancement and development. We will likely be required to raise capital or take other measures to fund future exploration and development. Significant development activities, if warranted, will require that we arrange for financing in advance of planned expenditures. In addition, we expect to continue to increase our current financial resources with external financings as long as our long-term business needs require us to do so. We manage liquidity risk through the management of our capital structure.
We may be required to provide funds to the LGJV to support operations at the CLG which, depending upon the circumstances, may be in the form of equity, various forms of debt or some combination thereof. There can be no assurance that additional funds will be available to us on acceptable terms, or at all. If we raise additional funds by issuing equity or convertible debt securities, substantial dilution to existing stockholders may result. Additionally, if we raise additional funds by incurring new debt obligations, the terms of the debt may require significant cash payment obligations, as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Indebtedness and Lines of Credit
We had no related party debt as of December 31, 2020 or 2019. We had no outstanding lines of credit or other bank financing arrangements as of December 31, 2020 or 2019. We guaranteed 70.0% of the Term Loan and the WCF as of December 31, 2020. We had certain arrangement fee obligations related to the CLG as detailed in the “LGJV Arrangement Fee” above. As of December 31, 2020, the approximate ownership of the LGJV entities was 51.5% in favor of the Company and 48.5% in favor of Dowa.
Dowa Debt Agreements
Dowa Term Loan
On July 11, 2017, we entered into the Term Loan with the LGJV and Dowa, whereby the LGJV could borrow up to $210,000 thousand to finance the development of the Los Gatos project, with a maturity date of December 29, 2027. Interest accrues daily at LIBOR plus 2.35% per annum, and the interest was added to the amount borrowed until production commenced at the Los Gatos project. The LGJV is obligated to pay 14 consecutive semi-annual payments totaling the aggregate principal amount and capitalized interest beginning June 30, 2021, with payments made two business days prior to the end of each June and December. We guarantee 70.0% of the Term Loan and are required to pay an arrangement fee on the borrowing, calculated as 2% per annum on 70% of the outstanding principal balance, payable in semi-annual installments. The Term Loan contains affirmative and negative covenants reasonably customary for similar facilities, with which the LGJV is in compliance in all material respects as of December 31, 2020.
Los Gatos Working Capital Facility
On May 30, 2019, we entered into the WCF with the LGJV and Dowa, under which Dowa agreed to provide a maximum of $60,000 thousand for the benefit of the LGJV, with a maturity date of June 28, 2021. The interest under the WCF was LIBOR plus 3% per annum and was payable by the LGJV. We guaranteed 70% of this facility and were required to pay an arrangement fee on the borrowing, calculated as 15.0% per annum on 70.0% of the average daily principal amount outstanding during the relevant fiscal quarter. The WCF contained affirmative and negative covenants reasonably customary for similar facilities, with which the LGJV was in compliance in all material respects as of December 31, 2020. The full principal amount of the WCF was drawn down by the LGJV as of September 2019. On March 11, 2021, the WCF was extinguished.

Cash Flows
The following table presents our cash flows for the years ended December 31, 2020 and 2019.
	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used by)
Operating activities from continuing operations	$(18,388)	$(12,295)
Investing activities from continuing operations	(12,129)	(21,905)
Financing activities from continuing operations	172,464	39,828
Total change in cash	$141,947	$5,628
Cash used by operating activities was $18,388 thousand and $12,295 thousand for the years ended December 31, 2020 and 2019, respectively. The $6,093 thousand increase was primarily due to the net loss, after non-cash adjustments for equity loss in affiliates, stock-based compensation expense and interest expense on convertible notes issued in shares, partially offset by an increase in prepaid expenses.
Cash used by investing activities was $12,129 thousand and $21,905 thousand for the years ended December 31, 2020 and 2019, respectively. The $9,776 thousand decrease was primarily due to the $18,200 thousand investment in the LGJV in 2019 compared to the $12,298 thousand investment in the LGJV in 2020.
Cash provided by financing activities was $172,464 thousand and $39,828 thousand for the years ended December 31, 2020 and 2019, respectively. The $132,636 thousand increase reflects the $40,465 thousand in proceeds from the issuance of common stock in 2019 in certain private placement offerings compared to the $160,436 thousand in proceeds from the sale of common stock in the IPO and the $15,000 thousand in proceeds from the sale of convertible notes in 2020, partially offset by an increase in deferred financing costs in 2020.
Results of LGJV Operations
The following table presents information relating to the LGJV’s financial condition and operating results for years ended December 31, 2020 and 2019. In accordance with U.S. GAAP, these financial statements represent the combined financial position and results of the LGJV. As of December 31, 2020, our ownership of the LGJV was approximately 51.5%.

LOS GATOS JOINT VENTURE
COMBINED BALANCE SHEETS
(in thousands)
	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,676	$1,302
Receivables	3,988	5,655
Inventories	10,315	11,374
VAT receivable	50,732	50,184
Other current assets	2,891	1,672
Total current assets	69,602	70,187
Non-Current Assets
Mine development, net	202,874	182,602
Property, plant and equipment, net	196,942	216,131
Total non-current assets	399,816	398,733
Total Assets	$469,418	$468,920
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$35,767	$43,287
Related party payable	1,703	6,875
Accrued interest	101	885
Unearned revenue	3,276	—
Equipment loans	7,084	6,948
Dowa Term Loan	31,826	—
Working Capital Facility	60,000	—
Total current liabilities	139,757	57,995
Non-Current Liabilities
Dowa Term Loan	187,767	217,796
Working Capital Facility	—	60,000
Equipment loans	6,120	12,916
Reclamation obligations	12,162	11,314
Total non-current liabilities	206,049	302,026
Owners’ Capital
Capital contributions	271,368	237,905
Paid-in capital	16,366	7,400
Accumulated deficit	(164,122)	(136,406)
Total owners’ capital	123,612	108,899
Total Liabilities and Owners’ Capital	$469,418	$468,920

LOS GATOS JOINT VENTURE
COMBINING STATEMENT OF LOSS
(in thousands)
	Twelve Months Ended December 31,
	2020	2019
Sales	$121,470	$36,508
Expenses
Cost of sales	65,005	30,339
Royalties	2,148	184
Exploration	841	208
General and administrative	9,718	2,587
Depreciation, depletion and amortization	44,904	15,460
Other	3,416	—
	126,032	48,778
Other (income) expense
Interest expense	12,484	5,107
Arrangement fee	8,888	3,524
Accretion expense	849	789
Other (income) expense	(109)	239
Foreign exchange loss	1,042	174
	23,154	9,833
Net Loss	$(27,716)	$(22,103)
At December 31, 2020 and 2019, the LGJV had current assets of $69,602 thousand and $70,187 thousand, respectively. The decrease in total current assets was primarily due to decreases in trade receivables and inventory, partially offset by an increase in value added tax receivables and other current assets. At December 31, 2020 and 2019, the LGJV had noncurrent assets of $399,816 thousand and $398,733 thousand, respectively. The increase in noncurrent assets was primarily due to additional mine development costs related to further development of the CLG, partially offset by depletion and depreciation.
At December 31, 2020 and 2019, the LGJV had current liabilities of $139,757 thousand and $57,995 thousand, respectively. The increase in current liabilities was primarily due to the amounts due within one year under the Term Loan and the WCF becoming current liabilities, partially offset by decreases in accounts payable, accrued liabilities and related party payables. At December 31, 2020 and 2019, the LGJV had noncurrent liabilities of $206,049 thousand and $302,026 thousand, respectively. The decrease in non-current liabilities was primarily due to the amounts due within one year under the Term Loan and the WCF becoming current liabilities.
For the year ended December 31, 2020, the LGJV had a $27,716 thousand net loss compared to a $22,103 thousand net loss for the year ended December 31, 2019. The LGJV’s increase in operating loss for the year ended December 31, 2020 resulted primarily from the continued mining and processing activities to ramp-up to design throughput, a full year of depreciation on the assets placed in service, and a full year of interest and arrangement fee expenses, partially offset by increased revenue. In addition, as a result of the COVID-19 pandemic, the LGJV incurred certain fixed costs during the April through May 2020 temporary suspension and the related ramp-up periods, that contributed to the operating loss for the year ended December 31,2020.
The following table presents summarized information relating to the LGJV’s cash flows for years ended December 31, 2020 and 2019.

LOS GATOS JOINT VENTURE
COMBINED STATEMENT OF CASH FLOWS
(in thousands)
	Twelve Months Ended December 31,
	2020	2019
Net cash provided by (used by)
Operating activities	$47,872	$(16,008)
Investing activities	(64,436)	(123,078)
Financing activities	16,938	129,157
Total change in cash	$374	$(9,929)
Cash provided by (used by) operating activities was $47,872 thousand and $(16,008) thousand for the years ended December 31, 2020 and 2019, respectively. The $63,880 thousand increase in cash provided by operating activities was primarily due to the net loss, after non-cash adjustments for depreciation and depletion expense and arrangement fee expense, and a decrease in inventories, partially offset by an increase in VAT receivables.
Cash used by investing activities was $64,436 thousand and $(123,078) thousand for the years ended December 31, 2020 and 2019, respectively. The $58,642 thousand decrease in cash used was primarily due to completion of the initial project construction in 2019 with reduced expenditures for property, plant and equipment and mine development in 2020.
Cash provided by financing activities was $16,938 thousand and $129,157 thousand for the years ended December 31, 2020 and 2019, respectively. The $112,219 thousand decrease reflects the $135,000 thousand in borrowings under the Term Loan and WCF and $18,200 thousand in cash capital contributions in 2019 compared to the $18,904 thousand in cash proceeds from related party capital advances and $5,000 in cash capital contributions in 2020.
Contractual Obligations
We entered into commitments with federal and state agencies to lease surface and mineral rights in Mexico related to our exploration activities. These leases are renewable annually.
Off-Balance Sheet Arrangements
During the periods presented, we did not, and we currently do not, have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our shareholders.
Critical Accounting Policies
Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability or expense that is being reported. For a discussion of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the notes to the consolidated financial statements.
Equity Method Investment
We account for our investment in affiliates using the equity method of accounting whereby, after valuing the initial investment, we recognize our proportional share of results of operations of the affiliate in its consolidated financial statements. Equity method investments are reviewed periodically for other-than-temporary decline in value. Our investment in the LGJV is presented as investment in affiliates in the consolidated balance sheet. The difference between the carrying amount of the investment in affiliates and our equity in the LGJV’s net assets is due to value of mineral resources at MPR. We incur certain costs on behalf of the LGJV, primarily related to a project development loan arrangement fee. Our proportional share of such costs are reported as an investment in affiliate and the residual costs, related to Dowa’s proportional ownership, are reported in the statement of loss.
Mineral Properties and Carrying Value of Long-Lived Assets
Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under option agreements, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When proven and probable mineral reserves are determined for a property, subsequent development costs on the property are capitalized. If a project were to be put into production, capitalized development costs would be depleted on the units of production basis determined by the proven and probable mineral reserves for that project.
Existing proven and probable mineral reserves and value beyond proven and probable mineral reserves, including mineralization other than proven and probable mineral reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of silver and other commodities that will be obtained after taking into account losses during mining, mineral resources processing and treatment and ultimate sale. Estimates of recoverable minerals from such exploration-stage mineral interests are risk-adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected silver and other commodity prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on LOM plans. No impairment tests have been required during the periods presented.
Various factors could impact our ability to achieve our forecasted production schedules from proven and probable mineral reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration-stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable mineral reserves have been identified, due to the lower level of confidence that the identified mineral resources could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.
Income and Mining Taxes
We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in the United States and Mexico. Refer to “— Critical Accounting Policies — Mineral Properties and Carrying Value of Long-Lived Assets” above for a discussion of the factors that could cause future cash flows to differ from estimates. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize deferred tax assets recorded at the balance sheet date could be impacted. Additionally, future changes in tax laws in the jurisdictions in which we operate could limit our ability to obtain the future tax benefits represented by our deferred tax assets recorded at the reporting date.
Our properties involve dealing with uncertainties and judgments in the application of complex tax regulations in multiple jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and Mexico tax audits. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues, if any, in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If an estimate of tax liabilities proves to be greater than the ultimate assessment, a tax benefit would result. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
Common Stock Valuation
We estimated the fair value of our common stock in 2019, and prior to October 2020, based on resource multiples, discounted cash flows, comparable property values, comparable public company equity values, changes in comparable public company equity values, and a discount for a lack of marketability. Prior to the IPO, based on this market data, the corresponding fair value of our common stock was used in valuing the options and DSUs granted in 2019 and 2020. At and subsequent to the IPO, the fair value of our common stock was based on the market price of our common stock on the grant date.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 2 of our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Report.
Jumpstart Our Business Startups Act of 2012
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
On September 1, 2019, the LGJV commenced production of silver and concentrates containing silver, lead, zinc, antimony and gold at the CLG. Accordingly, we expect the principal source of future revenue to be the sale of silver, and to a lesser extent, lead and zinc. A significant and sustained decrease in the price of these metals from current levels could have a material and negative impact on our business, financial condition and results of operations.
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

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of
Directors Gatos Silver, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Gatos Silver, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for the years then ended , and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Denver, Colorado
March 29, 2021

GATOS SILVER, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(In thousands, except for share and per share amounts)
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$150,146	$8,581
Deferred financing costs	—	1,777
Related party receivables	1,727	6,422
Other current assets	3,879	552
Current assets of discontinued operations	—	1,123
Total current assets	155,752	18,455
Non-Current Assets
Investment in affiliates	109,597	105,396
Property, plant and equipment, net of accumulated depreciation of $948 and $917, respectively	61	92
Non-current assets of discontinued operations	—	30,352
Total Assets	$265,410	$154,295
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	$4,024	$2,817
Current liabilities of discontinued operations	—	648
Total current liabilities	$4,024	$3,465
Non-Current Liabilities
Non-current liabilities of discontinued operations	—	1,439
Shareholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 59,183,076 and 40,323,430 shares outstanding as of December 31, 2020 and December 31, 2019(1)	108	80
Paid-in capital	409,728	375,921
Accumulated deficit	(147,423)	(225,583)
Treasury stock, at cost, 144,589 shares as of December 31, 2020 and December 31, 2019(1)	(1,027)	(1,027)
Total shareholders’ equity	261,386	149,391
Total Liabilities and Shareholders’ Equity	$265,410	$154,295

(1)
Prior period results have been adjusted to reflect the two-for-one reverse split in October 2020. See Note 1, Description of Business for details.

See accompanying notes to the consolidated financial statements.

GATOS SILVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31,
(In thousands, except for share and per share amounts)
	2020	2019
Expenses
Exploration	$785	$923
General and administrative	7,765	2,903
Amortization	30	34
Total expenses	8,580	3,860
Other expense (income)
Dilution loss in affiliates	—	11,231
Equity loss in affiliates	17,585	12,865
Arrangement fees	4,843	2,988
Interest expense	4,047	—
Other income	(28)	(36)
Net other expense	26,447	27,048
Net loss from continuing operations	$35,027	$30,908
Loss from discontinued operations	5,414	6,910
Net loss	$40,441	$37,818
Other comprehensive (gain) loss
Unrealized gain on securities, net of tax, from discontinued operations	—	(32)
Comprehensive loss from continuing operations	35,027	30,908
Comprehensive loss from discontinued operations	5,414	6,878
Comprehensive loss	$40,441	$37,786
Net loss per share:
From continuing operations, basic and diluted(1)	$0.80	$0.79
From discontinued operations, basic and diluted(1)	$0.13	$0.18
Basic and diluted(1)	$0.93	$0.97
Weighted average shares outstanding:
Basic and diluted(1)	43,655,601	38,967,038

(1)
Prior period results have been adjusted to reflect the two-for-one reverse split in October 2020. See Note 1, Description of Business for details.

See accompanying notes to the consolidated financial statements.

GATOS SILVER, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except for share and per share amounts)
	Number(1)		Amount		Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance at December 31, 2018	36,951,274	144,589	$74	$(1,027)	$331,802	$(187,765)	$(32)	$143,052
Stock-based compensation	—	—	—	—	3,219	—	—	3,219
Issuance of common stock	3,372,156	—	6	—	40,459	—	—	40,465
Unrealized gain on investments, net of tax	—	—	—	—	—	—	32	32
Deferred share unit compensation	—	—	—	—	491	—	—	491
Other	—	—	—	—	(50)	—	—	(50)
Net loss	—	—	—	—	—	(37,818)	—	(37,818)
Balance at December 31, 2019	40,323,430	144,589	$80	$(1,027)	$375,921	$(225,583)	$—	$149,391
Stock-based compensation	—	—	—	—	4,563	—	—	4,563
Issuance of common stock, net	24,644,500	—	25	—	155,612	—	—	155,637
Convertible note conversion	2,712,003	—	3	—	18,981	—	—	18,984
Deferred salary conversion	47,061	—	—	—	329	—	—	329
Deferred share unit compensation	—	—	—	—	61	—	—	61
Distribution from Reorganization	(8,543,918)	—	—	—	(145,780)	118,601	—	(27,179)
Other	—	—	—	—	41	—	—	41
Net loss	—	—	—	—	—	(40,441)	—	(40,441)
Balance at December 31, 2020	59,183,076	144,589	$108	$(1,027)	$409,728	$(147,423)	$—	$261,386

(1)
Prior period results have been adjusted to reflect the two-for-one reverse split in October 2020. See Note 1, Description of Business for details.

See accompanying notes to the consolidated financial statements.

GATOS SILVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(In thousands, except for share and per share amounts)
	2020	2019
OPERATING ACTIVITIES
Net loss	$(40,441)	$(37,818)
Plus net loss from discontinued operations	$5,414	$6,910
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	30	34
Dilution loss in affiliates	—	11,231
Stock compensation expense	4,368	3,007
Equity loss in affiliates	17,585	12,865
Interest expense on convertible notes beneficial conversion terms	3,984	—
Other	329	—
Changes in operating assets and liabilities:
Receivables from related-party	(4,752)	(5,078)
Accounts payable and other accrued liabilities	2,027	549
Other current assets	(3,479)	22
Operating cash flows from discontinued operations	(3,453)	(4,017)
Net cash used by operating activities	(18,388)	(12,295)
INVESTING ACTIVITIES
Transfers of restricted cash to cash	151	—
Investment in affiliates	(12,298)	(21,371)
Investing cash flows from discontinued operations	18	(534)
Net cash used by investing activities	(12,129)	(21,905)
FINANCING ACTIVITIES
Issuance of common stock	160,436	40,465
Related-party convertible notes	15,000	—
Deferred financing costs	(4,039)	(637)
Other	260	—
Financing cash flows from discontinued operations	807	—
Net cash provided by financing activities	172,464	39,828
Net increase in cash and cash equivalents	141,947	5,628
Cash and cash equivalents, beginning of period	9,085	3,457
Cash and cash equivalents, end of period	151,032	9,085
Less cash of discontinued operations	886	504
Cash of continuing operations, end of period	$150,146	$8,581
Supplemental disclosure of noncash transactions:
Director Compensation	$61	$491
Deferred financing costs included in accrued liabilties	$—	$1,132
Conversion of related party receivable into investment in affiliate	$9,448	$—
Conversion of convertible notes to equity	$15,000	$—
Deferred financing costs included in accounts payable and accrued liabilties	$1,118	$—
Underwriting fees recorded to deferred financing costs	$(12,076)	$—
Deferred financing costs charged to equity	$16,874	$—
See accompanying notes to the consolidated financial statements.

GATOS SILVER, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share, option, and stock unit amounts)
1.
Description of Business

Organization and Nature of Business
Gatos Silver, Inc. (“Gatos Silver” or “the Company”) is a silver dominant production, development and exploration, company that discovered a new silver and zinc-rich mineral district in southern Chihuahua State, Mexico.
The Company’s primary efforts are focused on the operation of the Los Gatos Joint Venture (“LGJV”) in Chihuahua, Mexico. On January 1, 2015, the Company entered into the LGJV to develop the Los Gatos District (“LGD”) with Dowa Metals and Mining Co., Ltd. (“Dowa”). The LGJV operating entities consist of Minera Plata Real S. de R.L. de C.V (“MPR”), Operaciones San Jose del Plata S. de R.L. de C.V. and Servicios San Jose del Plata S. de R.L. de C.V. (collectively the “LGJV Entities”). The LGJV completed an advanced definitional drilling and decline development program in 2016, a feasibility study in January 2017 and a technical update to the feasibility study in July 2020. Dowa completed its $50,000 funding requirement on April 1, 2016 thereby initially acquiring a 30% interest in the LGJV and the right to purchase future zinc-concentrate production at market rates. In May 2019, Dowa increased its ownership interest by 18.5% to 48.5% through the conversion of the Dowa MPR Loan to equity. On March 11, 2021, the Company repurchased the 18.5% interest from Dowa. See Note 10 — Commitment, Contingencies and Guarantees for further discussion. The LGJV ownership is currently 70% Gatos Silver and 30% Dowa. Despite owning the majority interest in the LGJV, the Company does not exercise control over the LGJV due to certain provisions contained in the Unanimous Omnibus Partner Agreement that currently require unanimous partner approval of all major operating decisions.
On September 1, 2019, the LGJV commenced commercial production of its two concentrate products: a lead concentrate and a zinc concentrate. The LGJV’s lead and zinc concentrates are sold to third-party customers.
On March 30, 2020, in response to the coronavirus pandemic, the Mexican government issued a temporary suspension of all non-essential activities. Accordingly, the LGJV temporarily suspended non-essential activities. The LGJV resumed mining operations in late May 2020 as permitted by the Mexican government.
The Company will be performing additional definitional drilling to further define and expand mineralization of the CLG, as well as continuing definitional and exploratory drilling at the nearby Esther deposit. On December 5, 2020, the LGJV began drilling the first program, an infill and extensional drilling program at the Cerro Los Gatos deposit.
The Company’s other regional Mexico exploration efforts are conducted through its wholly-owned subsidiary, Minera Luz del Sol S. de R.L. de C.V. (“MLS”).
Discontinued Operations — Sunshine Complex
The Company has conducted an advanced exploration drilling program and a rehabilitation program to improve certain mining infrastructure at the Sunshine Complex. The Sunshine Complex, located in the Coeur d’Alene Mining District in Idaho, is comprised of the Sunshine Mine and the Sunshine Big Creek Refinery. The Sunshine Mine is currently on care and maintenance, with a continued but reduced program of infrastructure improvement. In conjunction with the Company’s initial public offering (“ IPO”), all equity interest in the Company's wholly-owned subsidiary, SOP, who holds an interest in the Sunshine Complex, was distributed to its stockholders, creating Silver Opportunity Partners Corporation, which subsequently was renamed Sunshine Silver Mining & Refining Corporation, and is presented as discontinued operations in the Company’s consolidated financial statements for the years ended December 31, 2020 and 2019. Pursuant to the distribution and discontinued operations presentation, certain costs, assets and liabilities are removed from the consolidated financial statements, including but not limited to, mineral properties, property, plant and equipment and asset retirement obligation. See Note 12 — Discontinued Operations for further discussion.
Initial Public Offering and Reorganization
On October 30, 2020, the Company completed an IPO of 21,430,000 shares of its common stock at a price of $7.00 per share, resulting in gross proceeds from the IPO of $150,010 and its shares trading on the New York Stock Exchange and the Toronto Stock Exchange. On November 10, 2020, the Company issued an additional 3,214,500 shares of common stock at a price of $7.00 per share, through the exercise of the over-allotment option, with gross proceeds from the additional issuance of $22,502. The Company received net proceeds of approximately $155,750 thousand from these issuances of common stock, after deducting underwriting discounts and commissions and expenses payable by us.
In conjunction with the IPO, we effected a reorganization (the “Reorganization”) in which (i) the Company changed its name from Sunshine Silver Mining & Refining Corporation to Gatos Silver, Inc., (ii) Silver Opportunity Partners LLC, which held the Company’s interest in the Sunshine Complex in Idaho, comprised of the Sunshine Mine and the Sunshine Big Creek Refinery, became a wholly owned subsidiary of a newly created Delaware corporation named Silver Opportunity Partners Corporation (“SOP”), (iii) all equity interest in SOP was distributed to its shareholders, and (iv) each share of the Company’s common stock was split at a ratio of two-for-one (the “Reverse Split”). The Reverse Split did not have any effect on the stated par value of the Company’s common stock and the rights and privileges of the holders of shares of Common Stock were unaffected. All common stock and options outstanding immediately prior to the Reverse Split were appropriately adjusted by dividing the number of shares of common stock into which the options are exercisable or convertible by two and multiplying the exercise or conversion price thereof by two.
2.
Summary of Significant Accounting Policies

Basis of Consolidation and Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Gatos Silver and MLS. All Company subsidiaries are consolidated. All significant intercompany balances and transactions have been eliminated. All equity interest in the Company’s wholly-owned subsidiary, SOP, was distributed to its stockholders in October 2020. The accounts for SOP have been presented as discontinued operations in the accompanying consolidated financial statements. Prior year amounts have also been modified in these financial statements to properly report amounts under current operations and discontinued operations. See Note 12 — Discontinued Operations for further discussion.
All common stock shares, options and deferred stock units amounts and prices in the consolidated financial statements have been adjusted for the Reverse Split.
Equity method investment
The Company accounts for its investment in affiliates using the equity method of accounting whereby, after valuing the initial investment, the Company recognizes its proportional share of results of operations of the affiliate in its consolidated financial statements. Equity method investments are reviewed periodically for other-than-temporary decline in value. The Company’s investment in the LGJV Entities is presented as Investment in affiliates in the consolidated balance sheet. The basis difference between the carrying amount of the investment in affiliates and the Company’s equity in the LGJV Entities’ net assets is due to value of the LGJV mineral resources. This basis difference is amortized on a units of production basis as the mineral resource is produced.
The Company incurs certain costs on behalf of the LGJV, primarily related to a project development loan arrangement fee. The Company’s proportional share of such costs are reported as an investment in affiliate and the residual costs, related to Dowa’s proportional ownership, are reported in the statement of loss as arrangement fees.

Use of estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include mineral properties; environmental reclamation and closure obligations; valuation of stock and stock options; valuation allowances for deferred tax assets; and the fair value of financial instruments.
Functional currency and translation of foreign currencies
The U.S. dollar is the functional currency of the Company and its subsidiaries. Monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting gains or losses reported in foreign exchange (gain) loss in the statement of operations and comprehensive loss. Non-monetary assets and liabilities are translated at historical exchange rates. Expenses and income items denominated in foreign currencies are translated into U.S. dollars at historical exchange rates.
Cash and cash equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash, included in other current assets, consists of cash and investments held as collateral for a letter of credit and other extensions of credit.
Property, plant and equipment
Property, plant and equipment are recorded at cost. Amortization of plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of furniture, fixtures and computers range from three to 10 years.
Impairment of long-lived assets
Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairments recognized for the years ended December 31, 2020 and 2019.
Stock-based compensation
The Company recognizes all employee stock-based compensation as a cost in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black-Scholes option-pricing model using the grant date share price, estimated amounts for volatility of the Company’s stock based on the historical volatility of a group of peer companies’ common stock over the expected option life, the expected life of the awards, the fair value of the underlying shares, the risk-free interest rate and the expected dividend yield. The Company estimates forfeitures of stock-based awards based on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed. Stock-based compensation expense is included as a component of either exploration or general and administrative expense over the requisite service period of the award.
Net loss per share
Basic and diluted loss per share are computed by dividing the net loss available to common stockholders by the weighted-average number of common stock shares outstanding, including deferred stock units

(“DSUs”), for the respective period presented. For the years ended December 31, 2020 and 2019, stock options have been excluded from the dilutive earnings per share calculation as their effect would be anti-dilutive.
Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Recently issued accounting standards
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company’s fiscal year beginning January 1, 2022. The Company is still assessing the impact of the standard but does not expect there will be a material impact to the Company’s financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) to simplify and enhance accounting for income taxes. This update is effective in fiscal years, beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is still assessing the impact of the standard but does not expect there will be a material impact to the Company’s financial statements.
3.
Other Current Assets

	December 31, 2020	December 31, 2019
Value added tax receivable	$318	$213
Restricted cash	—	151
Prepaid expenses	3,560	157
Deposits and other	1	31
Total other current assets	$3,879	$552

4.
Property, Plant and Equipment, net

Mineral Properties
Mining Concessions
In Mexico, mineral concessions from the Mexican government can only be held by Mexican nationals or Mexican-incorporated companies. The concessions are valid for 50 years and are extendable provided the concessions are kept in good standing. For concessions to remain in good standing a semi-annual fee must be paid to the Mexican government and an annual report describing the work accomplished on the property must be filed. These concessions may be cancelled without penalty with prior notice to the Mexican government. MLS is the concession holder of a series of claims titles granted by the Mexican government. The rights to certain concessions are held through exploration agreements with purchase options, as discussed below:

Santa Valeria Concession
The Company was required to make monthly payments through 2020 to continue exploration activities and obtain ownership of the Santa Valeria concessions, and is required to make a production royalty payment of 1% of the net smelter returns on production. The Company may terminate the agreement upon prior notice.
The Company made mineral lease payments of $414 and $409 for the years ended December 31, 2020 and 2019, respectively.
5.
Accounts Payable and Other Accrued Liabilities

	December 31, 2020	December 31, 2019
Accounts payable	$560	$60
Accrued expenses	1,240	1,488
Accrued compensation	1,964	1,269
Other	260	—
Total accounts payable and other accrued liabilities	$4,024	$2,817

6.
Related-Party Convertible Notes

During the second quarter of 2020, the Company entered into a convertible note purchase agreement with Electrum Silver US LLC for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes incur an annual interest of 5%. On October 30, 2020, the outstanding $15,000 in convertible notes and $187 in accrued interest were converted into 2,712,003 shares of common stock of the Company as a result of the IPO in accordance with the conversion terms, and the Company incurred non-cash interest expense of $3,984.
7.
Related-Party Transactions

Service Agreement
The Company has a services agreement with the LGJV to provide certain consulting and administrative services. The Company earned $3,900 and $5,100 under this agreement for the years ended December 31, 2020 and 2019, respectively, and received $766 and $1,950 in cash from the LGJV under this agreement for the years ended December 31, 2020 and 2019, respectively. The Company had receivables under this agreement of $1,200 and $4,050 as of December 31, 2020 and 2019, respectively. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV. During the year ended December 31, 2020, $5,850 of receivables under this agreement, as well as other outstanding receivables to be reimbursed by the LGJV, were converted to capital of the LGJV, increasing Investment in Affiliates.
Management Services Agreement
Upon completion of the IPO, the Company entered into a Management Services Agreement with SOP, pursuant to which the Company provides certain executive and managerial advisory services to SOP until terminated by either party. SOP reimburses the Company for costs of such services. The Company earned $41 from SOP under this agreement in 2020, all of which was receivable as of December 31, 2020.
8.
Stockholders’ Equity

The Company is authorized to issue 700,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2020, 59,183,076 shares of common stock are outstanding, and no shares of preferred stock are outstanding.
Common Stock Transactions
During October 2020 in connection with the Reorganization, each share of common stock was exchanged for approximately 0.39406 shares of the Company’s common stock (subject to rounding to eliminate fractional shares). In October 2020, the Company completed an IPO of 21,430,000 common stock shares, and in November 2020, the Company issued an additional 3,214,500 common stock shares through the underwriters’ over-allotment option, each at $7.00 per share raising an aggregate of $172,512. Underwriting fees incurred in conjunction with the IPO and issuance of additional common stock are recorded as a reduction to Paid-in Capital. In October 2020, the Company also issued 47,061 common stock shares to executive officers for deferred salary compensation incurred in 2020 and converted the outstanding convertible notes into 2,712,003 common stock shares, each at $7.00 per share.
During May 2019, the Company issued 2,083,334 common stock shares at $12.00 per share raising $25,000 in a private placement. During June 2019, the Company issued 38,822 common stock shares at $12.00 per share raising $465 in a private placement. During July 2019, the Company issued 1,250,000 common stock shares at $12.00 per share raising $15,000 in a private placement.
Equity Compensation Plan
The Company has a Long-Term Incentive Plan under which options and shares of the Company’s common stock are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board of Directors. Awards under the plan include stock options, stock appreciation rights, stock awards, deferred stock units, and performance awards. Stock options and deferred stock units have been granted by the Company in different periods. As of December 31, 2020, approximately 9.4 million shares of common stock were available for grant under the plan. Stock-based compensation expense for the years ended December 31, 2020 and 2019 was $4,368 and $3,007, respectively.
Stock Option Transactions
The Company’s stock options have a contractual term of 10 years and entitle the holder to purchase one share of the Company’s common stock. The options granted to the Company’s employees and LGJV personnel prior to 2020 have a requisite service period of four years and vest in equal annual installments. Starting in 2020, the options granted to the Company’s employees and LGJV personnel have a requisite service period of three years. The options granted to non-employee directors prior to 2020 have a requisite service period of one year and vest in equal monthly installments. The options granted to non-employee directors in January 2020 have a requisite service period of one and a half years and vest in monthly installments. On December 31, 2020, there was $9,377 of unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.2 years.
The following table summarizes the respective vesting start dates and number of options granted to employees and directors in 2020 and 2019:
Recipient	Options Granted	Vesting Start Date	Grant Date
Employees	508,500	December 14, 2018	May 3, 2019
Directors	93,000	December 14, 2018	May 3, 2019
Employees	416,000	January 20, 2020	January 20, 2020
Directors	197,666	January 20, 2020	January 20, 2020
Employees	164,000	January 20, 2020	January 30, 2020
Directors	20,667	March 1, 2020	March 1, 2020
Employees	12,000	July 31, 2020	July 31, 2020
Employees	1,127,500	October 27, 2020	October 27, 2020
The following assumptions were used to compute the fair value of the options granted using the Black-Scholes option valuation model:
	Grant Date
	May 2019	Jan. 2020	Mar. 2020	Jul. 2020	Oct. 2020
Risk-free interest rate	2.38%	1.63%	1.63%	1.63%	0.51%
Dividend yield	—	—	—	—	—
Estimated volatility	66.80%	62.20%	62.20%	62.20%	62.50%
Expected option life	6 years	6 years	6 years	6 years	6 years

Post-Reorganization, the weighted-average grant date fair value per share was $5.65 and $7.00 for the years ended December 31, 2020 and 2019, respectively.
The following assumptions were used to compute the fair value of the LGJV Personnel options using the Black-Scholes option valuation model as of December 31, 2020 and 2019:
	December 31,
	2020	2019
Risk-free interest rate	0.51%	1.76%
Dividend yield	—	—
Estimated volatility	62.09%	63.60%
Expected option life	6 years	6 years
The Company’s estimated volatility computation was based on the historical volatility of a group of peer companies’ common stock over the expected option life and included both exploration stage and development stage companies. The peer information was used because the Company was not publicly traded and therefore did not have the market trading history required to calculate a meaningful volatility factor. The computation of the expected option life was determined based on a reasonable expectation of the option life prior to being exercised or forfeited. The risk-free interest rate assumption was based on the U.S. Treasury constant maturity yield at the date of the grant over the expected life of the option. No dividends are expected to be paid.
The following tables summarize the stock option activity for the years ended December 31, 2020:
Employee & Director Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (Years)
Outstanding at December 31, 2019	3,551,186	$14.39		5.96
Granted	1,937,833	$9.09
Exercised	—	$—
Forfeited	(77,089)	$12.46
Outstanding at December 31, 2020	5,411,930	$12.52	$17,516	6.62
Vested at December 31, 2020	3,251,211	$14.71	$9,292	4.87
LGJV Personnel Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Life (Years)
Outstanding at December 31, 2019	54,595	$7.37		6.11
Granted	—	$—
Exercised	—	$—
Forfeited	(10,919)	$7.92
Outstanding at December 31, 2020	43,676	$7.23	$253	4.91
Vested at December 31, 2020	43,676	$7.23	$253	4.91
Deferred Stock Unit Transactions
Deferred stock units (“DSUs”) are awarded to directors at the discretion of the Board of Directors. The DSUs are fully vested on the grant date and each DSU entitles the holder to receive one share of the Company’s common stock upon departure from the Company. The fair value of DSUs are equal to the fair value of the Company’s common stock on the grant date.
On January 20, 2020, the Company granted 5,103 DSUs to Directors as compensation for director fees from October 2019 through December 2019. At December 31, 2020 and 2019, there were 182,714 and 177,611 DSUs outstanding, respectively.

9.
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
Financial Assets and Liabilities
At December 31, 2020 and 2019, the Company’s other financial instruments consist of cash and cash equivalents, receivables, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate fair value due to their short maturities.
Non-Financial Assets and Liabilities
The Company discloses and recognizes its non-financial assets and liabilities at fair value on a non-recurring basis. The estimated fair value for these non-financial liabilities are classified as Level 3 of the fair value hierarchy, as the valuation was determined based on internally developed assumptions that market participants would use in the pricing of such assets without observable inputs and no market activity.
The Company recorded its initial investment in affiliates at fair value. The estimated fair value for this non-financial asset is classified as Level 3 of the fair value hierarchy, as the valuation was determined based on internally developed assumptions with few observable inputs and no market activity.
10.
Commitments, Contingencies and Guarantees

In determining accruals and disclosures with respect to loss contingencies, the Company will charge to income an estimated loss if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the commitments and contingencies are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the combined financial statements when it is at least reasonably possible that a material loss could be incurred.
Environmental Contingencies
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
Legal
The Company is from time to time involved in various legal proceedings related to its business. Management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect of the Company’s financial condition or results of operations.
Dowa Debt Agreements
In July 2017, the LGJV Entities entered into a loan agreement (the “Term Loan”) with Dowa whereby the LGJV Entities could borrow up to $210,000 for LGD development, with a maturity date of December 29, 2027. Interest on the Term Loan accrues daily at LIBOR plus 2.35%, with the interest to be added to the amount borrowed until commencement of production. During 2018, the LGJV paid Dowa a $4,200 closing fee. Commencing June 30, 2021, 14 consecutive semi-annual equal payments of the aggregate principal and capitalized interest begin. The Company is required to pay an arrangement fee on the borrowing, calculated as 2% per annum of 70% of the outstanding principal balance, payable in semi-annual installments, on that date which is two business days prior to June 30 and December 31 each fiscal year until maturity, commencing after the initial drawdown which occurred in July 2018. The Term Loan also requires additional principal payments equal to 70% of excess cash flows (as defined). As of December 31, 2020, the LGJV had $222,783 outstanding under the Term Loan.
On January 23, 2018, the LGJV entered into a loan agreement (the “Dowa MPR Loan”) with Dowa whereby the LGJV could borrow up to $65,700 to continue LGD development. Interest on this loan accrued daily at LIBOR plus 1.5% and was added to the amount borrowed. The amount borrowed plus accrued interest was due the earlier of June 30, 2019, or upon LGD’s substantial completion. If the Dowa MPR Loan was not repaid in full on or before the due date, Dowa could elect to convert all or a portion of the principal amount into additional LGJV ownership at a favorable conversion rate.
In connection with entering into the WCF (as defined below), the Company contributed $18,200 to the LGJV in May 2019 to provide funding for a partial repayment of principal and interest related to the Dowa MPR Loan. In late May 2019, the Dowa MPR Loan was fully extinguished with a cash payment of $18,200 and the conversion of the remaining $50,737 of principal and interest for an approximate 18.5% of the equity interest of the LGJV. The conversion of the remaining principal and interest increased Dowa’s ownership in the LGJV entities to 48.5%. Due to the LGJV ownership dilution, the Company recognized a dilution loss on affiliates of $11,231 in May 2019. At December 31, 2020, the ownership of the LGJV entities was 51.5% the Company and 48.5% Dowa. On March 11, 2021, the Company repurchased the 18.5% interest from Dowa, for a total consideration of $71,550, including a 70% penalty and any Dowa holding costs of this incremental interest, increasing our ownership to 70.0%.
On May 30, 2019, the LGJV entered into a working capital facility agreement (the “WCF”) with Dowa whereby the LGJV could borrow up to $60,000 to fund the working capital and sustaining capital requirements of the LGD. Interest on this loan accrues daily at LIBOR plus 3.0% and all outstanding principal and interest matures on June 28, 2021. The Company is required to pay an arrangement fee on the borrowing, calculated as 15.0% per annum of 70.0% of the average daily principal amount outstanding under the WCF during such fiscal quarter. As of December 31, 2020, the LGJV had $60,000 outstanding under the WCF. On March 11, 2021, we extinguished our portion of the WCF of $42,000.
The Company has guaranteed 70% of the outstanding principal and accrued interest of the Term Loan and the WCF in the event of default by the LGJV. The Company has guaranteed the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements.

11.
Income Taxes

The components of loss from continuing operations before income taxes were as follows for the years ended December 31:
	2020	2019
U.S.	$(32,964)	$(28,761)
Mexico	(2,063)	(2,146)
Total	$(35,027)	$(30,907)
The consolidated income tax benefit from continuing operations consisted of nil and nil, for the years ended December 31, 2020 and 2019, respectively.
A reconciliation of the actual income tax benefit and the tax computed by applying the applicable U.S. federal rate to the loss before income taxes is as follows for the years ended December 31:
	2020	2019
Tax benefit from continuing operations	$7,356	$6,491
State tax benefit from continuing operations	1,577	1,052
Nondeductible expenses	(773)	(2)
Change in valuation allowance	(8,707)	(10,111)
Effect of tax rate change	2,991	666
Effect of foreign tax rate differential	49	125
Effect of reorganization on net operating loss	(2,186)	2,100
Other	(307)	(321)
Total income tax benefit	$—	$—

The components of the net deferred tax assets (liabilities) are summarized as follows for the year ended:
	2020	2019
Deferred tax assets
Accrued compensation	$457	$259
Deferred share unit awards	218	172
Other accrued liabilities	26	24
Mineral properties	2,487	2,332
Exploration	—	48
Operating loss carryforward	30,729	29,068
Foreign deferred tax assets	14,091	8,736
Stock options	8,182	6,605
Loan fees	1,303	592
Other	27	26
Valuation allowances	(56,320)	(47,600)
Total deferred tax assets	1,200	262
Deferred tax liabilities
Property, plant and equipment	(276)	(253)
Exploration and development	(16)	—
Prepaid expenses	(908)	(9)
Total deferred tax liabilities	(1,200)	(262)
Net deferred income tax assets (liabilities)	$—	$—
Based upon the level of taxable income (loss) and projections of future taxable income (loss) over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance from continuing operations against the United States and Mexico net deferred tax asset balances of $56,320. If the Company is profitable for a number of years, and the prospects for the realization of the deferred tax assets become more likely than not, the Company will then reverse all or a portion of the valuation allowance that could result in a reduction of future reported income tax expense.
At December 31, 2020 the Company had $118,049 of net operating loss carryforwards from continuing operations in the United States. Of the total net operating loss from continuing operations, $101,279 expire at various dates through 2037, and $16,769 may be carried forward indefinitely. There are also $5,572 of net operating loss carryforwards (net of inflation adjustments) in Mexico which expire at various dates through 2030. No assets have been recognized for net operating loss carryforwards where the Company believes it is more likely than not that the net operating losses will not be realized.
The Company has adopted the provisions of ASC 740-10, Income Taxes. The Company files income tax returns in the U.S. and Mexico. The statute of limitations for tax returns filed in the U.S. and Mexico is three years and five years, respectively, from the date of filing. The Company’s 2020, 2019, 2018 and 2017 U.S. tax returns are subject to examinations by U.S. tax authorities until 2024, 2023, 2022 and 2021, respectively. The Company is no longer subject to examinations by Mexico tax authorities for years prior to 2016.
As of December 31, 2020, the Company has not recognized any increases or decreases in unrecognized tax benefits, as it is more likely than not that all tax positions will be upheld by the taxing authorities. The Company reports tax penalties in income tax expense. No such penalties were recognized during the periods presented.
Effective January 1, 2017, the Company’s Mexico assets and operations are owned by entities that have elected to be treated for United States tax purposes as corporations and, as a result, the taxable income or loss and other tax attributes of such entities are stated separately from the Company’s United States assets and operations and are not included in the Company’s United States federal consolidated income tax return. The Company’s other foreign assets and operations are owned by entities that have elected to be treated for U.S. tax purposes as unincorporated branches of a U.S. holding company and, as a result, the taxable income or loss and other tax attributes of such entities are included in the Company’s U.S. federal consolidated income tax return.
On December 22, 2017, the United States enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act makes broad changes to the United States tax code for corporations, including, but not limited to, (1) reducing the United States federal corporate tax rate from 35% to 21%; (2) allowing immediate deductibility for 100% of expenditures for qualified property through bonus depreciation; (3) eliminating the alternative minimum tax; and (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
12.
Discontinued Operations

On October 30, 2020 in conjunction with the IPO, Gatos Silver, Inc. (named Sunshine Silver Mining & Refining Corporation prior to October 30, 2020) completed the distribution of its reportable U.S. segment, which was comprised of SOP. SOP holds an interest in the Sunshine Complex located in the Coeur d’Alene Mining District in Idaho and is comprised of the Sunshine Mine and the Sunshine Big Creek Refinery. To effect the distribution, the Company distributed, on a pro rata basis, all equity interest of SOP to its stockholders of record immediately prior to completion of the IPO. Shareholders received approximately 0.10594 shares of common stock of SOP for every share of the Company’s common stock held. SOP became a wholly owned subsidiary of a newly created Delaware corporation named Silver Opportunity Partners Corporation, subsequently renamed to Sunshine Silver Mining & Refining Corporation.
The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheet as of December 31, 2019, and consist of the following:
December 31, 2019
Current Assets of Discontinued Operations
Cash and cash equivalents	$504
Restricted Cash	315
Materials and supplies inventory	103
Prepaid expenses	201
Total current assets of discontinued operations	$1,123
Non-Current Assets of Discontinued Operations
Metals inventory	$250
Property, plant and equipment, net(1)	30,102
Total non-current assets of discontinued operations	$30,352
Current Liabilities of Discontinued Operations
Accounts payable and other accrued liabilities	$341
Other	307
Total current liabilities of discontinued operations	$648
Non-Current Liabilities of Discontinued Operations
Reclamation obligations	1,439
Total non-current liabilities of discontinued operations	$1,439

(1)
Property, plant and equipment of discontinued operations consisted of the following:

December 31, 2019
Mineral properties	$18,203
Plant and equipment	13,621
Land	1,814
Buildings, infrastructure and improvements	16,798
Furniture, fixtures and computers	556
Property, plant and equipment at cost	50,992
Less accumulated amortization	(20,890)
Property, plant and equipment, net	$30,102
Mineral Properties
SOP conducts exploration activities on patented and unpatented mining claims in the United States.
SOP is required to make mineral and concession lease payments to various entities to secure the appropriate claims or surface rights. Certain of these agreements also have royalty payments that are triggered when SOP produces and sells minerals.
The results of discontinued operations are presented separately in the consolidated statements of operations and comprehensive loss. The results of operations for this entity for the period ended October 30, 2020 and year ended December 31, 2019 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019, and consist of the following:
	December 31, 2020	December 31, 2019
Operating Expenses of Discontinued Operations
Exploration	$352	$325
Pre-development	1,700	2,317
General and administrative	1,431	1,943
Amortization	1,935	2,335
Total expenses	5,418	6,920
Other Income of Discontinued Operations
Other income	(4)	(10)
Net Loss of Discontinued Operations	$5,414	$6,910
Other Comprehensive Gain of Discontinued Operations
Unrealized gain on securities, net of tax	—	(32)
Comprehensive Loss of Discontinued Operations	$5,414	$6,878
The Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the period ended October 30, 2020 and year ended December 31, 2019 have been reflected as discontinued operations in the consolidated statements of cash flows for the years ended December 31, 2020 and 2019, and consist of the following:

	December 31, 2020	December 31, 2019
Discontinued Operating Activities
Net loss	$(5,414)	$(6,910)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	1,935	2,335
Stock compensation expense	195	212
Accretion expense	91	102
Other	—	63
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	(256)	97
Materials and supplies inventory	(2)	67
Other current assets	(2)	17
Net cash used by operating activities of discontinued operations	(3,453)	(4,017)
Investing Activities of Discontinued Operations
Purchase of property, plant and equipment	(22)	(534)
Transfers of restricted cash to cash	40	—
Net cash provided by (used by) investing activities of discontinued operations	18	(534)
Financing Activities of Discontinued Operations
Related-party convertible notes	500	—
PPP Loan proceeds	307	—
Net cash provided by financing activities of discontinued operations	807	—

13.
Segment Information

The Company operates in a single industry as a corporation engaged in the acquisition, exploration and development of silver mineral interests. The Company has mineral property interests in Mexico. The Company’s reportable segments are based on the Company’s mineral interests and management structure and include Mexico and Corporate segments. The Mexico segment engages in the exploration, development and operation of the Company’s Mexican mineral interests and includes the Company’s investment in its LGJV. Financial information relating to the Company’s segments is as follows:
	Year Ended December 31, 2020			Year Ended December 31, 2019
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$785	$—	$785	$923	$—	$923
General and administrative	549	7,216	7,765	296	2,607	2,903
Amortization	—	30	30	—	34	34
Arrangement fees	—	4,843	4,843	—	2,988	2,988
Interest expense	—	4,047	4,047	—	—	—
Equity loss in affiliates	17,585	—	17,585	12,865	—	12,865
Dilution loss on affiliates	—	—	—	11,231	—	11,231
Net other loss (income)	9	(37)	(28)	31	(67)	(36)
Capital expenditures	—	—	—	—	—	—
Total assets	38,326	227,084	265,410	55,372	67,448	122,820
14.   Investment in Affiliates
During the years ended December 31, 2020 and 2019, the Company recognized a $17,585 and $12,865 loss, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ operational results. The combined balance sheets and combined statements of loss of the LGJV Entities as of December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019 are as follows:

LOS GATOS JOINT VENTURE
COMBINED BALANCE SHEETS
(in thousands)
	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,676	$1,302
Receivables	3,988	5,655
Inventories	10,315	11,374
VAT receivable	50,732	50,184
Other current assets	2,891	1,672
Total current assets	69,602	70,187
Non-Current Assets
Mine development, net	202,874	182,602
Property, plant and equipment, net	196,942	216,131
Total non-current assets	399,816	398,733
Total Assets	$469,418	$468,920
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$35,767	$43,287
Related party payable	1,703	6,875
Accrued interest	101	885
Unearned revenue	3,276	—
Equipment loans	7,084	6,948
Dowa Term Loan	31,826	—
Working Capital Facility	60,000	—
Total current liabilities	139,757	57,995
Non-Current Liabilities
Dowa Term Loan	187,767	217,796
Working Capital Facility	—	60,000
Equipment loans	6,120	12,916
Reclamation obligations	12,162	11,314
Total non-current liabilities	206,049	302,026
Owners’ Capital
Capital contributions	271,368	237,905
Paid-in capital	16,366	7,400
Accumulated deficit	(164,122)	(136,406)
Total owners’ capital	123,612	108,899
Total Liabilities and Owners’ Capital	$469,418	$468,920

LOS GATOS JOINT VENTURE
COMBINED STATEMENT OF LOSS
(in thousands)
	Twelve Months Ended December 31,
	2020	2019
Sales	$121,470	$36,508
Expenses
Cost of sales	65,005	30,339
Royalties	2,148	184
Exploration	841	208
General and administrative	9,718	2,587
Depreciation, depletion and amortization	44,904	15,460
Other	3,416	—
	126,032	48,778
Other (income) expense
Interest expense	12,484	5,107
Arrangement fee	8,888	3,524
Accretion expense	849	789
Other (income) expense	(109)	239
Foreign exchange loss	1,042	174
	23,154	9,833
Net Loss	$(27,716)	$(22,103)
For the year ended December 31, 2020, the Company contributed $17,227 to the LGJV in support of continued operations in the form of cash and receivables converted to capital of the LGJV, as described in Note 7 — Related-Party Transactions.

Independent Auditors’ Report
The Board of Managers
Los Gatos Joint Venture:
We have audited the accompanying combined financial statements of Los Gatos Joint Venture and its subsidiaries, which comprise the combined balance sheets as of December 31, 2020 and 2019, and the related combined statements of loss, owners’ capital, and cash flows for the years then ended, and the related notes to the combined financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these combined financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of combined financial statements that are free from material misstatement, whether due to fraud or error.
Auditors’ Responsibility
Our responsibility is to express an opinion on these combined financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the combined financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the combined financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the combined financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the combined financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Los Gatos Joint Venture and its subsidiaries as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.
/S/KPMG LLP
Denver, Colorado
March 29, 2021

LOS GATOS JOINT VENTURE
COMBINED BALANCE SHEETS
AS OF DECEMBER 31,
(In thousands)
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$1,676	$1,302
Receivables	3,988	5,655
Inventories	10,315	11,374
VAT receivable	50,732	50,184
Other current assets	2,891	1,672
Total current assets	69,602	70,187
Non-Current Assets
Mine development, net	202,874	182,602
Property, plant and equipment, net	196,942	216,131
Total non-current assets	399,816	398,733
Total Assets	$469,418	$468,920
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$35,767	$43,287
Related party payable	1,703	6,875
Accrued interest	101	885
Unearned revenue	3,276	—
Equipment loans	7,084	6,948
Dowa Term Loan	31,826	—
Working Capital Facility	60,000	—
Total current liabilities	139,757	57,995
Non-Current Liabilities
Dowa Term Loan	187,767	217,796
Working Capital Facility	—	60,000
Equipment loans	6,120	12,916
Reclamation obligations	12,162	11,314
Total non-current liabilities	206,049	302,026
Owners’ Capital
Capital contributions	271,368	237,905
Paid-in capital	16,366	7,400
Accumulated deficit	(164,122)	(136,406)
Total owners’ capital	123,612	108,899
Total Liabilities and Owners’ Capital	$469,418	$468,920
See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF LOSS
FOR THE YEARS ENDED DECEMBER 31,
(In thousands)
	2020	2019
Sales	$121,470	$36,508
Expenses
Cost of sales	65,005	30,339
Royalties	2,148	184
Exploration	841	208
General and administrative	9,718	2,587
Depreciation, depletion and amortization	44,904	15,460
Other	3,416	—
	126,032	48,778
Other (income) expense
Interest expense	12,484	5,107
Arrangement fee	8,888	3,524
Accretion expense	849	789
Other (income) expense	(109)	239
Foreign exchange loss	1,042	174
	23,154	9,833
Net Loss	$(27,716)	$(22,103)
See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF OWNERS’ CAPITAL
(In thousands)
	Capital Contributions	Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2018	$168,967	$1,358	$(114,303)	$56,022
Contributions	68,938	—	—	68,938
Other	—	(116)	—	(116)
Costs paid by investor	—	6,158	—	6,158
Net loss	—	—	(22,103)	(22,103)
Balance at December 31, 2019	$237,905	$7,400	$(136,406)	$108,899
Contributions	33,463	—	—	33,463
Costs paid by investor	—	8,966	—	8,966
Net loss	—	—	(27,716)	(27,716)
Balance at December 31, 2020	$271,368	$16,366	$(164,122)	$123,612
See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(In thousands)
	2020	2019
Cash flows from operating activities:
Net loss	$(27,716)	$(22,103)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation, depletion and amortization	44,905	15,460
Arrangement fee	8,888	3,524
Accretion	849	789
Unrealized loss on foreign currency rate change	4,696	272
Interest expense	111	—
Other	77	(116)
Changes in operating assets and liabilities:
VAT receivable	(6,071)	(19,569)
Receivables	1,667	(5,655)
Inventories	5,055	(7,027)
Unearned revenue	3,276	—
Other current assets	(1,781)	(977)
Accounts payable and other accrued liabilities	9,569	13,368
Payables to related parties	4,276	3,281
Accrued interest	71	2,745
Net cash provided by (used by) operating activities	47,872	(16,008)
Cash flows from investing activities:
Deposits	—	1,005
Other current assets	—	2,568
Mine development	(50,618)	(74,630)
Purchase of property, plant and equipment	(14,249)	(53,727)
Materials and supplies inventory	431	—
Accrued interest	—	(513)
Transfers from restricted cash	—	2,219
Net cash used by investing activities	(64,436)	(123,078)
Cash flows from financing activities:
Capital contributions	5,000	18,200
Dowa MPR Loan paydown	—	(17,336)
Equipment loan payments	(6,966)	(6,485)
Working Capital Facility advances	—	60,000
Dowa Term Loan borrowings	—	75,000
Related party borrowings	18,904	—
Deferred financing costs	—	(222)
Net cash provided by financing activities	16,938	129,157
Net increase (decrease) in cash and cash equivalents	374	(9,929)
Cash and cash equivalents, beginning of period	1,302	11,231
Cash and cash equivalents, end of period	$1,676	$1,302
Interest paid	$7,406	$3,940
Supplemental dislosure of noncash transactions:
Accrued interest	$—	$8,535
Equipment loan borrowings	$—	$7,679
Conversion of related party payables to equity	$9,448	$—
Conversion of related party borrowings to equity	$18,904	$—
Conversion of MPR Loan to equity	$—	$50,737
Conversion of related party accrued interest to debt	$854	$10,179
Depreciation expense included in mine development	$—	$4,589
Materials and supplies included in accrued liabilities	$4,428	$—
Mine development costs included in accrued liabilities	$11,229	$10,720
Property, plant and equipment included in accrued liabilities	$8,917	$10,290
Deferred finacning costs included in PPE and mine development	$—	$495
Equity method investee portion of arrangement fee	$—	$2,634
See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE
NOTES TO THE COMBINED FINANCIAL STATEMENTS
(In thousands, except share, per share and option amounts, tonnes or as otherwise noted)
1.
Description of Business and Basis of Preparation

These combined financial statements represent the combined financial position and results of operations of the Los Gatos Joint Venture (“LGJV” or “the Company”). Unless the context otherwise requires, references to LGJV or the Company mean the Los Gatos Joint Venture.
On January 1, 2015, the LGJV was established to develop the Los Gatos Project (LGP) in northern Mexico. The LGJV consists of Minera Plata Real S. de R.L. de C.V. (“MPR”), Operaciones San Jose de Plata S. de R.L. de C.V. and Servicios San Jose de Plata S. de R.L. de C.V. (collectively the “LGJV Entities”). Upon completion of their $50,000 funding to the LGJV, Dowa Metals & Mining, Ltd. (“Dowa”) acquired a 30% interest in the LGJV Entities and the right to purchase future zinc-concentrate production at market rates. The remaining 70% interest in the LGJV entities was owned by Gatos Silver, Inc. (“Gatos Silver”) (Sunshine Silver Mining & Refining Corporation prior to October 30, 2020). Gatos Silver contributed $18,200 to OSJ in May 2019 to provide funding for a partial repayment of principal and interest related to the Dowa MPR Loan. In late May 2019, the Dowa MPR Loan was fully extinguished with a cash payment of $18,200 and the conversion of the remaining $50,737 of principal and interest. The conversion of the remaining principal and interest increased Dowa’s ownership in the LGJV entities by 18.5% to 48.5%. On March 11, 2021, Gatos Silver repurchased the 18.5% interest from Dowa. The current ownership of the LGJV Entities is 70% Gatos Silver and 30% Dowa.
On September 1, 2019, the LGP commenced commercial production of its two concentrate products; a lead concentrate and a zinc concentrate. The Company’s lead and zinc concentrates are sold to third-party customers.
2.
Summary of Significant Accounting Policies

Risks and uncertainties
As a mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices for silver, zinc, lead and gold. Historically, the commodity markets have been quite volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and the quantities of reserves the Company can economically produce. The carrying value of the Company’s property, plant and equipment, mine development, inventories and stockpiles are particularly sensitive to the outlook for commodity prices. A substantial or extended decline in the Company’s price outlook could result in material impairment charges related to these assets. Additionally, changes in other factors such as changes in mine plans, increases in costs, geotechnical failures, and changes in social, environmental or regulatory requirements can adversely affect the Company’s ability to recover its investment in certain assets and result in impairment charges.
The Company has considered and assessed the risk resulting from its concentrate sales arrangements with its customers. In the event that the Company’s relationships with its customers are interrupted for any reason, the Company believes that it would be able to locate another customer to purchase its metals concentrates; however, any interruption could temporarily disrupt the Company’s sale of its products and adversely affect operating results.
Our business could be adversely affected by the widespread outbreak of a health epidemic, communicable disease or any other public health crisis. For example, the outbreak of COVID-19 in the United States, Mexico and elsewhere has created significant business disruption and adversely affected our business and operations. In late March 2020, the Mexican government declared a national health emergency due to increasing infection rates from the COVID-19 pandemic. Pursuant to the health emergency declaration, the Mexican government ordered a temporary suspension of all “non-essential” operations nationwide in Mexico, including mining operations, in order to help combat the spread of COVID-19. In late May 2020, the Mexican government designated mining an essential service and allowed mines to resume production, subject to deploying COVID-19 prevention protocols.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable given the specific circumstances. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include receivables; inventories; mineral properties; reclamation and closure obligations; valuation allowances for deferred tax assets; depreciation, depletion and accretion and the fair value of financial instruments.
Functional currency and translation of foreign currencies
The U.S. dollar is the LGJV’s functional currency. Monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting gains or losses reported in foreign exchange (gain) loss in the computation of net loss. Non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Expenses and other income and expense items in foreign currencies are translated into U.S. dollars at average or historical exchange rates.
Cash and cash equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Receivables
Trade receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts, if deemed necessary. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. If management determines a receivable balance is uncollectible, the uncollectable portion will be recognized as a loss.
Metal and Materials Inventories
The Company’s inventories include ore, concentrate and operating materials and supplies. The classification of ore and concentrate inventories is determined by the production stage of the ore. All inventories are stated at the lower of cost or net realizable value. Cost is determined using the average cost method for all inventories and includes applicable taxes and freight. Ore inventory represents stockpiled ore that is available for processing. Concentrate inventory represents stockpiled lead or zinc concentrate that is available for shipment or in transit to customers. Ore and concentrate inventories include applicable operating and overhead costs.
Mine development
LGP’s proven and probable reserves were established in early January 2017. Accordingly, subsequent development costs were capitalized as mine development assets until September 1, 2019 when the LGP achieved production. Subsequent to September 1, 2019, costs incurred to further develop the mine including the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure are capitalized to mine development assets. Upon the commencement of production, capitalized costs are charged to operations using the units-of-production method in the period the applicable metal reserves are processed over the estimated proven and probable reserve tons directly benefiting from the capital expenditures. The LGJV incurred $19,117 and $7,291 for the years ended December 31, 2020 and 2019, respectively, in depletion expense.

Upon abandonment or sale of a mineral property, any remaining capitalized mine development costs relating to such property will be removed from the balance sheet and a gain or loss recognized.
Property, plant and equipment
Property, plant and equipment are recorded at cost and depreciation is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of plant and equipment and infrastructure range between three years and the end of the proven and probable reserves mine life. The estimated useful lives of furniture, fixtures and computers range from three to ten years.
Impairment of long-lived assets
Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairments recognized for 2020 or 2019.
Value added tax receivable and payable
Value added taxes (“VAT”) are assessed on purchases of materials, services and sales of products. The Company is entitled to recover the taxes they have paid related to purchases of materials and services. The Company collects VAT when certain products are sold to customers. VAT receivables represent refundable value-added taxes paid to the Mexican government on certain transactions in Mexico. The Company records the VAT cash flows as operating activities in the combined statement of cash flows, given the short-term, refundable and operating characteristics of these cash flows.
Reclamation and remediation costs (asset retirement obligations)
The Company has asset retirement obligations (“ARO”) arising from regulatory requirements to perform certain property and asset reclamation activities at the end of the respective asset life. An ARO is recognized when incurred and is initially measured at fair value and subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and amortized over the asset’s remaining useful life. The ARO is based on timing of expected spending for an existing environmental disturbance. The Company reviews, on an annual basis, unless otherwise deemed necessary, its reclamation obligation.
Revenue Recognition
The Company generates revenue by selling silver-bearing lead and zinc concentrates. Concentrate sales are initially recorded based on 100% of the provisional sales prices, net of estimated treatment and refining charges, when it satisfies the performance obligation of transferring control of the concentrate to the customer. Concentrate revenue is initially recorded on a provisional basis based on historical prices and provisional assays. Final settlement is based on the final assays and an applicable price as determined by a future quotational period at the time of sale, typically one to three months. Market changes in the prices of metals between the delivery and final settlement dates will result in adjustments to revenues related to previously recorded sales of concentrate.
Income taxes
The Company’s income tax jurisdiction is Mexico. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes tax penalties in income tax expense.
Recently issued accounting standards
In February 2016, the FASB issued ASU 2016-02 which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the Company’s fiscal year beginning January 1, 2021. The Company is still assessing the impact of the standard but does not expect there will be a material impact to the Combined Balance Sheet, Combined Statement of Income (Loss) or the Combined Statements of Cash Flows as a result of the adoption of ASU 2016-02. The Company is in the process of assessing the required disclosures of the new standard and expects to provide additional qualitative and quantitative disclosures related to its leasing arrangements upon adoption.
In December 2019, ASU No. 2019-12 was issued to simplify and enhance accounting for income taxes. This update is effective in fiscal years, beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is completing its assessment of the impact and anticipated adoption date of this guidance.
In March 2020, the FASB issued ASU No. 2020-04 which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and the London Interbank Offered Rate (“LIBOR”). The amendments are effective as of March 12, 2020 through December 31, 2022. The Company is evaluating the potential impact this guidance may have but does not expect there will be a material impact to the Company’s financial statements.
3.
Sales

The Company’s concentrate sales for the year ended December 31, are summarized below:
	2020	2019
Lead Concentrate	$90,883	$28,437
Zinc Concentrate	30,587	8,071
	$121,470	$36,508
During 2020, the Company entered into an agreement with a customer for a $6,000 prepayment on future sales, to be satisfied through the delivery of concentrate through March 31, 2021. Interest on the prepayment is incurred at 7% per annum, due monthly. The prepayment balance, presented as unearned revenue on the balance sheet, is $3,276 at December 31, 2020.
4.
Inventories

The Company’s inventories as of December 31, are summarized below:
	2020	2019
Ore stockpiles	$1,178	$4,863
Concentrate stockpiles	590	1,096
Material & supplies	8,547	5,415
	$10,315	$11,374

5.
Other Current Assets

The Company’s other current assets as of December 31, are summarized below:
	2020	2019
Prepaid expenses	$2,179	$1,432
Deposits and other	712	240
	$2,891	$1,672

6.
Property, Plant and Equipment, net

The Company’s property, plant and equipment as of December 31, are summarized below:
	2020	2019
Mineral properties	$853	$853
Plant & equipment	69,297	64,469
Land	14,422	14,422
Infrastructure & improvements	152,942	152,290
Furniture, fixtures & computers	509	508
Property, plant & equipment at cost	238,023	232,542
Less accumulated amortization	(41,081)	(16,411)
	$196,942	$216,131
Mineral Properties
The Company conducts exploration activities under mining concessions in Mexico.
The Company is required to make mineral and concession lease payments to various entities to secure its claims or surface rights. One of these agreements also requires royalty payments based on the production and sale of minerals.
Mining Concessions and Agreement
In Mexico, mineral concessions from the Mexican government can only be held by Mexican nationals or Mexican-incorporated companies. The concessions are valid for 50 years and are extendable provided the concessions are kept in good standing. For concessions to remain in good standing, a semi-annual fee must be paid to the Mexican government and a report must be filed each year which covers the work accomplished on the property during the previous year. These concessions may be cancelled without penalty with prior notice to the Mexican government.
MPR is the concession holder of a series of mineral concessions granted by the Mexican government. The rights to certain concessions are held through exploration agreements with purchase options or a finder’s fee agreement, as discussed below:
La Cuesta International S.A. de C.V. (La Cuesta)
The Company is required to pay a production royalty of a) 2% net smelter return on production from the concession until all payments reach $10,000 and b) 0.5% net smelter return on production from the concession after total payments have reached $10,000 and c) 0.5% net smelter return on production from other property within a one-kilometer boundary of the Los Gatos concession. After total payments reach $15,000, the Los Gatos concession ownership will be transferred to the Company. The agreement has no expiration date; however, the Company may terminate the agreement upon a 30-day notice. The agreement was revised in 2019 to allow a portion of production royalty payments to be deferred. The Company paid $600 and $45 for this obligation for the years ended December 31, 2020 and 2019, respectively, resulting in $1,135 paid through December 31, 2020.

As of December 31, 2020, the Company’s minimum remaining production royalty obligation is summarized in the table below:
2021	$2,000
2022	575
2023	100
2024	100
2025	100
Thereafter	10,990
Total	$13,865

7.
Accounts Payable and Other Accrued Liabilities

The Company’s accounts payable and other accrued liabilities as of December 31, are summarized below:
	2020	2019
Accounts payable	$25,022	$29,669
Accrued expenses	9,408	12,580
Accrued payroll & taxes	1,337	1,038
	$35,767	$43,287

8.
Related-Party Transactions

Effective January 1, 2015, the LGJV has a management services agreement with Gatos Silver whereby, Gatos Silver provides certain consulting and administrative services. The LGJV incurred $3,900 and $5,100 for the years ended December 31, 2020 and 2019, respectively, for these services. Certain expenses incurred by the owners on behalf of the LGJV are reimbursed.
9.
Related Party Debt

On July 11, 2017, the Company entered into a loan agreement (“Term Loan”) with Dowa whereby the Company can borrow up to $210,000 for LGP development, with a maturity date of December 29, 2027. Interest on this loan accrues daily at LIBOR plus 2.35%, but the interest is added to the amount borrowed for repayment monthly until the LGP commences concentrate production. A $4,200 fee was paid to Dowa during 2018 upon the loan closing. Commencing June 30, 2021, 14 consecutive semi-annual equal payments of the aggregate principal plus accrued interest on the payment date begin. The Term Loan also requires accelerated principal payments equal to 70% of excess cash flows (as defined) from the LGP. As of December 31, 2020, the Company had $222,783 outstanding, including $12,783 of interest, under the Term Loan. Prior to production commencing in September 2019, $7,100 interest was capitalized to Mine Development or Property, Plant and Equipment. Subsequent to the commencement of production, interest was expensed. Interest expense for the years ended December 31, 2020 and 2019 are $8,007 and $3,400, respectively.
On January 23, 2018, the Company entered into a loan agreement (“Dowa MPR Loan”) whereby the Company could borrow up to $65,000 for LGP development. Interest on this loan accrues daily at LIBOR plus 1.5%. but the interest is added to the amount borrowed. All interest was capitalized to Mine Development or Property, Plant and Equipment. The amount borrowed, including accrued and unpaid interest, was due the earlier of June 30, 2019, or upon substantial completion of the LGP development. If the Dowa MPR Loan was not repaid by the maturity date, Dowa could elect to convert all or a portion of Gatos Silver’s portion of the outstanding Dowa MPR Loan, including accrued interest, to additional equity in the LGJV Entities at 170% of Gatos Silver’s portion of the outstanding balance (“Additional Equity”). If Gatos Silver’s ownership in the LGJV Entities was diluted, for two years from the maturity date, Gatos Silver can repurchase the Additional Equity for 170% of such value plus all costs and expenses incurred by Dowa to acquire and hold the Additional Equity. In May 2019, Gatos Silver contributed $18,200 to OSJ to provide funding for a partial repayment of principal and interest related to the Dowa MPR Loan. In May 2019, the

Dowa MPR Loan was fully extinguished with a principal and interest payment of $18,200 and the conversion of the remaining principal and interest of $50,737 to additional Dowa ownership in the LGJV entities. Subsequent to this transaction the ownership of the LGJV entities was 51.5% Gatos Silver and 48.5% Dowa.
On May 30, 2019, the LGJV entered into a working capital facility agreement (“WCF”) with Dowa whereby the LGJV could borrow up to $60,000 to fund the working capital and sustaining capital requirements of the LGP. Interest on the WCF accrues daily at LIBOR plus 3.0%. The maturity date of the WCF is June 28, 2021. As of December 31, 2020, the LGJV had $60,000 of principal and $5 of accrued interest outstanding under this facility. The Company paid interest of $2,530 and $1,419 under this facility for the years ended December 31, 2020 and 2019, respectively.
Gatos Silver incurs certain fees on behalf of the LGJV entities related to the Term Loan and WCF. Prior to production, these fees were capitalized. Subsequent to production, these fees were expensed.
On March 11, 2021, pursuant to the definitive agreement between Gatos Silver and Dowa, Gatos Silver repurchased an additional 18.5% interest from Dowa, increasing Gatos Silver’s interest to 70% and the WCF was extinguished with partner capital contributions.
Scheduled minimum debt repayments for the years ending December 31 are summarized below:
2021	$98,910
2022	37,474
2023	32,298
2024	31,826
2025	31,826
Thereafter	63,652
$295,986

10.
Owners’ Capital

During 2020, Gatos Silver and Dowa, contributed $17,227 and $16,236, respectively, as owners’ capital to the LGJV to support limited operations during the temporary, government-mandated COVID-19 suspension. A portion of Gatos Silver contributions resulted from conversion of $9,448 of LGJV payables to capital contributions in the LGJV.
11.
Asset Retirement Obligations

In 2015, the Company recognized an ARO related to the work performed at the LGP. The Company estimated the present value of the estimated future cash flows required to revegetate the disturbed areas and perform any required monitoring. The Company used a discount rate and interest rate of 9% and 1%, respectively, to calculate the present value of this obligation, related to the disturbance of land around the mine portal, waste rock dump and road to the explosives storage area.
In 2018, the Company recognized an ARO related to the additional development work performed at the LGP. The Company estimated the present value of the estimated future cash flows required to reclaim the disturbed areas and perform any required monitoring. The Company used a discount rate and interest rate of 7.5% and 3%, respectively, to calculate the present value.
The Company recorded accretion expense related to the ARO of $848 and $789 for the years ended December 31, 2020 and 2019, respectively. The following table summarizes activity in the Company’s ARO as of December 31:
	2020	2019
Balance, beginning of period	$11,314	$10,525
Accretion expense	848	789
ARO additions	—	—
Balance, end of period	$12,162	$11,314

12.
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
Financial Assets and Liabilities
At December 31, 2020 the Company’s financial instruments consist of cash and cash equivalents, receivables, restricted cash, other current assets, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate fair value due to their short maturities.
The following table details the fair value of the Company’s debt obligations as of December 31, 2020 and 2019 and are included in Level 2 of the fair value hierarchy. The Term Loan is carried at amortized cost. The fair value of the WCF approximates carrying value as the liability is secured, has a variable interest rate, and lacks credit concerns. The carrying value of the equipment loans approximate fair value as the liability is secured by the underlying equipment, guaranteed by Gatos Silver, and lacks significant credit concerns. The fair value of the Term Loan was estimated using inputs directly related to the obligations. The following table summarizes the fair value as of December 31:
	2020	2019
Term Loan(1)	$219,593	$217,796
WCF	60,000	60,000
Equipment Loans	13,204	19,864
	$292,797	$297,660

(1)
Net of unamortized debt discount of $3,190 and $4,133 as of December 31, 2020 and 2019, respectively.

Non-Financial Assets and Liabilities
The Company discloses and recognizes its non-financial assets and liabilities, such as ARO, at fair value on a non-recurring basis. The estimated fair value for these non-financial assets and liabilities are classified as Level 3 of the fair value hierarchy, as the valuation was determined based on internally developed assumptions that market participants would use in the pricing of such liabilities without observable inputs and no market activity.
13.
Commitments and Contingencies

In determining accruals and disclosures with respect to loss contingencies, the Company will charge to income an estimated loss if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the commitments and contingencies are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the combined financial statements when it is at least reasonably possible that a material loss could be incurred.
The Company’s mining, development and exploration activities are subject to various laws, regulations and permits governing the protection of the environment. These laws, regulations and permits are continually changing and are generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws, regulations and permits, but cannot predict the full amount of such future expenditures.
From time to time, the Company may be involved in legal proceedings related to its business. Management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect of the Company’s combined financial condition or results of operations.
14.
Equipment Loans

During 2020 and 2019, the LGJV Entities entered into equipment loan agreements, with repayment over four years at interest rates ranging from 5.76% to 8.67%, to finance a portion of mining equipment purchases. As of December 31, 2020, and 2019, the Company had outstanding loans of $13,237 and $19,915, respectively, net of unamortized debt discount of $33 and $51, respectively. For the years ended December 31, 2020 and 2019, we incurred $1,289 and $1,647 of interest on these loans, respectively. Prior to production in September 2019 all interest was capitalized to Property, Plant and Equipment. Subsequent to production, all interest on equipment was expensed. Gatos Silver has guaranteed the payment of all obligations, including accrued interest, under the equipment loan agreements.
15.
Income Taxes

The combined loss before income taxes in Mexico is $27,716 and $22,103 for the years ended December 31, 2020 and 2019, respectively. The combined current and deferred income tax expense for the years ended December 31, 2020 and 2019 was nil.
A reconciliation of the actual income tax expense (benefit) and the tax computed by applying the Mexico federal rate (30%) to the loss before income taxes for the year ended December 31, is as follows:
	2020	2019
Tax benefit from continuing operations	$(8,315)	$(6,631)
Nondeductible expenses	6,049	2,244
Change in valuation allowance	543	3,772
NOL inflation adjustment	8,876	41
NOL expiration	1,454	574
NOL utilization	(1,785)	—
Other	(6,822)	—
	$—	$—
The net operating loss (NOL) inflation rate adjustment relates to historical net operating loss carryforwards in Mexico from 2010 to 2019. These historical carryforwards have been inflation-adjusted based upon an inflation factor published by the central bank of Mexico, as any inflationary adjustment will impact the Company’s basis in the net operating losses during the carryforward period.

A summary of the components of the net deferred tax assets for the year ended December 31, is as follows:
	2020	2019
Deferred tax assets
Accrued expenses	$2,468	$112
Unearned revenue	990	—
Fixed assets	3,033	—
Reclamation obligations	3,649	—
Exploration and development	9,958	8,451
Operating loss carryforward	26,422	35,589
NOL, inflation adjustment	4,675	5,838
Valuation allowances	(50,110)	(49,567)
	1,085	423
Deferred tax liabilities
Prepaid expenses	(1,085)	(103)
Fixed assets	—	(320)
	(1,085)	(423)
Net deferred income tax assets (liabilities)	$—	$—
Based upon the level of taxable income (loss) and projections of future taxable income (loss) over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance against the net deferred tax asset balance of $50,110. If the Company is profitable for a number of years and prospects for the realization of the deferred tax assets are more likely than not, the Company will then reverse its valuation allowance and credit income tax expense.
At December 31, 2020, the Company had $103,656 of net operating loss carryforwards in Mexico (including inflation adjustments) which expire at various dates through 2030. The statute of limitations for tax returns filed in Mexico is five years from the date of filing. The tax returns of the Company are no longer subject to examinations by Mexican tax authorities for years prior to 2016.
As of December 31, 2020, the Company has not recorded any unrecognized tax benefits, as it is more likely than not that all tax positions have a high probability of being upheld by the taxing authorities. The Company recognizes penalties and accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized.
16.
Subsequent Events

There are no other events or transactions requiring recognition in these combined financial statements through March 29, 2021.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to assure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to issue an attestation report on our internal control over financial reporting until we are no longer an emerging growth company (as defined in the JOBS Act) and no longer a smaller reporting company that is a non-accelerated filer.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect resource constraints, which require management to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control.
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
Item 9B.    Other Information
None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is incorporated by reference to the information provided in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) to be filed with the SEC within 120 days after the Company’s fiscal year ended December 31, 2020.
Item 11.
Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is incorporated by reference to the information provided in the 2021 Proxy Statement.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is incorporated by reference to the information provided in the 2021 Proxy Statement.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is incorporated by reference to the information provided in the 2021 Proxy Statement.
Item 14.
Principal Accountant Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is incorporated by reference to the information provided in the 2021 Proxy Statement.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
(1)
Consolidated Financial Statements.   For a list of the financial statements included herein, see Index to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

(2)
Consolidated Financial Statement Schedules.   Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3)
Exhibits.   The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.1	Amended and Restated Certificate of Incorporation of Gatos Silver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 30, 2020)
3.2	Amended and Restated By-Laws of Gatos Silver, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed October 30, 2020)
4.1*	Description of Securities Registered under Section 12 of the Exchange Act
10.1.1	Term Loan Agreement dated as of July 11, 2017 among Minera Plata Real S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., and Servicios San Jose de Plata, S. de R.L. de C.V. as Borrowers and Dowa Metals & Mining Co., Ltd. as Lender and Sunshine Silver Mining and Refining Corporation and Los Gatos Luxembourg S.a.r.l. (incorporated by reference to Exhibit 10.1.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.1.2	Amendment No. 1 to Term Loan Agreement, dated as of July 11, 2018 among Minera Plata Real S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., and Servicios San Jose de Plata, S. de R.L. de C.V., the Borrowers, Dowa Metals & Mining Co., Ltd., as Lender and Sunshine Silver Mining & Refining Corporation and Los Gatos Luxembourg S.a.r.l. (incorporated by reference to Exhibit 10.1.2 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.1.3	Amendment No. 2 to Term Loan Agreement, dated as of November 30, 2018 among Minera Plata Real S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., and Servicios San Jose de Plata, S. de R.L. de C.V., the Borrowers, Dowa Metals & Mining Co., Ltd., as Lender and Sunshine Silver Mining & Refining Corporation and Los Gatos Luxembourg S.a.r.l. (incorporated by reference to Exhibit 10.1.3 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.1.4	Amendment No. 3 to Term Loan Agreement, dated as of January 31, 2019 among Minera Plata Real S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., and Servicios San Jose de Plata, S. de R.L. de C.V., the Borrowers, Dowa Metals & Mining Co., Ltd., as Lender and Sunshine Silver Mining & Refining Corporation and Los Gatos Luxembourg S.a.r.l. (incorporated by reference to Exhibit 10.1.4 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.2.1	Memorandum of Understanding as of April 16, 2019 by and among Minera Plata Real S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., and Servicios San Jose de Plata, S. de R.L. de C.V., the Borrowers, Dowa Metals & Mining Co., Ltd. and Sunshine Silver Mining & Refining Corporation (incorporated by reference to Exhibit 10.3.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.3.1	Unanimous Omnibus Partner Agreement effective as of January 1, 2015 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Los Gatos Luxembourg S.a.r.l., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.3.2	Agreement to Make Capital Contribution dated April 10, 2017, among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Los Gatos Luxembourg S.a.r.l., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.3.3	Amendment to Partner Agreement dated June 30, 2017, among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Los Gatos Luxembourg S.a.r.l., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.3 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.3.4	Amendment No. 3 to Partner Agreement dated March 30, 2018 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Los Gatos Luxembourg S.a.r.l., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.4 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.3.5	Amendment No. 4 to Partner Agreement dated March 30, 2019 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.5 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.3.6	Amendment No. 5 to Partner Agreement dated April 29, 2020 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.6 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.3.7	Amendment No. 6 to Partner Agreement dated May 25, 2020 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.7 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.3.8	Amendment No. 7 to Partner Agreement dated June 16, 2020 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.8 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.4.1	Confirmation Agreement, dated March 9, 2021, among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Gatos Silver, Inc. and Dowa Metals and Mining Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2021)
10.5.1	Priority Distribution Agreement dated May 30, 2019 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.7.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.6.1	Exploration, Exploitation and Unilateral Promise to Sell Agreement dated May 4, 2006 between La Cuesta International, S.A. de C.V. and Minera Plata Real, S.A. de C.V. (incorporated by reference to Exhibit 10.8.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)
10.7.1#	Agreement dated July 15, 2019, between Ocean Partners USA. Inc. and Operaciones San Jose de Plata, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.9.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.7.2#
Memorandum of Agreement dated July 1, 2020, between Operaciones San Jose de Plata, S. de R.L. de C.V. and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.9.2 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.8.1#
Cerro Los Gatos Lead Concentrate Sales Agreement dated April 14, 2019 between Operaciones San Jose de Plata, S. de R.L. de C.V. and Metagri S.A. de C.V. (incorporated by reference to Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.9.1†	Amended and Restated Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 30, 2020)
10.9.2†	Form of Executive Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.2 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)
10.9.3†	Form of Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.3 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)
10.9.4†	Form of DiSU Award Agreement (incorporated by reference to Exhibit 10.12.4 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)
10.9.5†	Form of DSU Award Agreement (incorporated by reference to Exhibit 10.12.5 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)
10.10.1†	Annual Incentive Plan (incorporated by reference to Exhibit 10.13.1 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)
10.11.1†	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.14.1 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)
10.12.1†
Employment Agreement dated as of May 3, 2011 between Sunshine Silver Mining & Refining Corporation and Stephen Orr (incorporated by reference to Exhibit 10.15.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.12.2†
Employment Agreement dated as of April 1, 2016 between Sunshine Silver Mining & Refining Corporation and John Kinyon (incorporated by reference to Exhibit 10.15.2 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.12.3†
Employment Agreement dated as of June 1, 2011 between Sunshine Silver Mining & Refining Corporation and Philip Pyle (incorporated by reference to Exhibit 10.15.3 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.13.1
Management Services Agreement dated October 30, 2020 between Gatos Silver Inc. and Silver Opportunity Partners Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 30, 2020)

10.14.1
Shareholders Agreement dated October 30, 2020 among Gatos Silver Inc. and the stockholders that are signatories thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 30, 2020)

10.15.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18.1 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)
10.16.1
Registration Rights Agreement dated October 30, 2020 among Gatos Silver Inc. and the stockholders that are signatories thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 30, 2020)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP — Gatos Silver, Inc.
23.2*	Consent of KPMG LLP — Los Gatos Joint Venture
24.1*	Power of Attorney (included on signature page)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 1350 Certification

95.1*	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
Furnished herewith

†
Management contract or compensatory plan or agreement

#
Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

Item 16.
Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GATOS SILVER, INC.
March 29, 2021	By: /s/ Stephen Orr Stephen Orr Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Orr and Roger Johnson and each of them, their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Stephen Orr Stephen Orr	Chief Executive Officer and Director (principal executive officer)	March 29, 2021
/s/ Roger Johnson Roger Johnson	Chief Financial Officer (principal financial officer and principal accounting officer)	March 29, 2021
/s/ Janice Stairs Janice Stairs	Chair of the Board of Directors	March 29, 2021
/s/ Ali Erfan Ali Erfan	Director	March 29, 2021
/s/ Igor Gonzales Igor Gonzales	Director	March 29, 2021
/s/ Karl Hanneman Karl Hanneman	Director	March 29, 2021
/s/ Charles Hansard Charles Hansard	Director	March 29, 2021
/s/ Igor Levental Igor Levental	Director	March 29, 2021
/s/ David Peat David Peat	Director	March 29, 2021