Form 10-Q
period 2021-03-31
Gatos Silver, Inc.
filed 2021-05-07
CIK 1517006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Company has 700,000,000 shares of common stock, par value $0.001, authorized of which 59,409,052 were issued and outstanding as of May 3, 2021.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GATOS SILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$31,031	$150,146
Related party receivables	5,235	1,727
Other current assets	3,300	3,879
Total current assets	39,566	155,752
Non-Current Assets
Investment in affiliates	226,060	109,597
Other non-current assets	54	61
Total Assets	$265,680	$265,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	$3,539	$4,024
Shareholders' Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 59,409,052 and 59,183,076 shares outstanding as of March 31, 2021 and December 31, 2020	108	108
Paid-in capital	412,103	409,728
Accumulated deficit	(149,043)	(147,423)
Treasury stock, at cost, 144,589 shares as of March 31, 2021 and December 31, 2020	(1,027)	(1,027)
Total shareholders' equity	262,141	261,386
Total Liabilities and Shareholders' Equity	$265,680	$265,410

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Expenses
Exploration	$224	$171
General and administrative	3,603	837
Amortization	7	8
Total expenses	3,834	1,016
Other (income) expense
Equity (income) loss in affiliates	(2,701)	13,445
Arrangement fees	506	1,575
Other (income) loss	(19)	5
Net other (income) expense	(2,214)	15,025
Net loss from continuing operations	$1,620	$16,041
Net loss from discontinued operations	-	1,780
Net loss	$1,620	$17,821
Net loss per share:
From continuing operations, basic and diluted(1)	$0.03	$0.40
From discontinued operations, basic and diluted(1)	$-	$0.04
Basic and diluted(1)	$0.03	$0.44
Weighted average shares outstanding:
Basic and diluted(1)	59,473,566	40,505,079

(1) Prior period results have been adjusted to reflect the two-for-one reverse split in October 2020.

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except for share amounts)

	Number		Amount
	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2020	59,183,076	144,589	$108	$(1,027)	$409,728	$(147,423)	$261,386
Stock-based compensation	-	-	-	-	1,078	-	1,078
Issuance of common stock	182,453	-	-	-	1,559	-	1,559
DSUs converted to common stock	43,523	-	-	-	-	-	-
Other	-	-	-	-	(262)	-	(262)
Net loss	-	-	-	-	-	(1,620)	(1,620)
Balance at March 31, 2021	59,409,052	144,589	$108	$(1,027)	$412,103	$(149,043)	$262,141

	Number(1)		Amount
	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2019	40,323,430	144,589	$80	$(1,027)	$375,921	$(225,583)	$149,391
Stock-based compensation	-	-	-	-	1,031	-	1,031
DSU compensat ion	-	-	-	-	61	-	61
Net loss	-	-	-	-	-	(17,821)	(17,821)
Balance at March 31, 2020	40,323,430	144,589	$80	$(1,027)	$377,013	$(243,404)	$132,662

(1) Prior period results have been adjusted to reflect the two-for-one reverse split in October 2020.

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(1,620)	$(17,821)
Plus net loss from discontinued operations	-	1,780
Adjustments to reconcile net loss to net cash used by operating activities :
Amortization	7	8
Stock-based compensation expense	1,139	975
Equity (income) loss in affiliates	(2,701)	13,445

Changes in operating assets and liabilities:
Receivables from related-parties	(3,508)	(1,991)
Accounts payable and other accrued liabilities	(485)	455
Other current assets	579	(127)
Operating cash flows from discontinued operations	-	(1,445)
Net cash used by operating activities	(6,589)	(4,721)

INVESTING ACTIVITIES
Investment in affiliates	(113,823)	(2,574)
Investing cash flows from discontinued operations	-	(6)
Net cash used by investing activities	(113,823)	(2,580)

FINANCING ACTIVITIES
Financing costs	(262)	(229)
Issuance of common stock	1,559	-
Net cash provided by (used by) financing activities	1,297	(229)
Net decrease in cash and cash equivalents	(119,115)	(7,530)
Cash and cash equivalents, beginning of period	150,146	9,085
Cash and cash equivalents, end of period	31,031	1,555
Less cash of discontinued operations	-	350
Cash of continuing operations, end of period	$31,031	$1,205

Supplemental disclosure of noncash transactions:
Director compensation	$-	$61

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share, per share, option, and stock unit amounts)

1.	Description of Business

Organization and Nature of Business

Gatos Silver, Inc. (“Gatos Silver” or “the Company”) is a silver dominant production, development and exploration, company that discovered a new silver and zinc-rich mineral district in southern Chihuahua State, Mexico.

The Company’s primary efforts are focused on the operation of the Los Gatos Joint Venture (“LGJV”) in Chihuahua, Mexico. On January 1, 2015, the Company entered into the LGJV to develop the Los Gatos District (“LGD”) with Dowa Metals and Mining Co., Ltd. (“Dowa”). The LGJV operating entities consist of Minera Plata Real S. de R.L. de C.V (“MPR”), Operaciones San Jose del Plata S. de R.L. de C.V. and Servicios San Jose del Plata S. de R.L. de C.V. (collectively the “LGJV Entities”). The LGJV completed an advanced definitional drilling and decline development program in 2016, a feasibility study in January 2017 and a technical update to the feasibility study in July 2020. Dowa completed its $50,000 funding requirement on April 1, 2016 thereby acquiring a 30% interest in the LGJV and the right to purchase future zinc-concentrate production at market rates. In May 2019, Dowa increased its ownership interest by 18.5% to 48.5% through the conversion of the Dowa MPR Loan to equity. On March 11, 2021, the Company repurchased the 18.5% interest from Dowa. See Note 8 — Commitments, Contingencies and Guarantees for further discussion. As of March 31, 2021, the LGJV ownership is 70.0% Gatos Silver and 30.0% Dowa.

On September 1, 2019, the LGJV commenced commercial production of its two concentrate products: a lead concentrate and a zinc concentrate. The LGJV’s lead and zinc concentrates are currently sold to third-party customers.

The Company continues to perform additional definitional drilling to further define and expand mineralization of the Cerro Los Gatos deposit, and will be performing definitional and exploratory drilling at the nearby Esther deposit. On December 5, 2020, the LGJV began the first infill and extensional drilling program at the Cerro Los Gatos deposit.

The Company’s other regional Mexico exploration efforts are conducted through its wholly-owned subsidiary, Minera Luz del Sol S. de R.L. de C.V. (“MLS”). In March 2021, the Company commenced a 5,400-meter exploration program on the Santa Valeria property.

Discontinued Operations

   In October 2020, the Company completed the distribution of its wholly-owned subsidiary, Silver Opportunity Partners LLC (“SOP”), and SOP has been presented as discontinued operations in the Company’s condensed consolidated financial statements. See Note 9 – Discontinued Operations for additional detail.

2.	Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The financial statements represent the condensed consolidated financial position and results of operations of Gatos Silver, Inc. and its subsidiary, MLS. Unless the context otherwise requires, references to Gatos Silver or the Company mean Gatos Silver, Inc. and its consolidated subsidiary. All equity interest in the Company’s wholly-owned subsidiary, SOP, was distributed to its stockholders in October 2020. The accounts for SOP have been presented as discontinued operations in the accompanying interim condensed consolidated financial statements.

The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which are necessary for a fair presentation for the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”).

Summary of Significant Accounting Policies

The consolidated financial statements for the year ended December 31, 2020 disclose those accounting policies considered significant in determining results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the 2020 10-K.

Recent Accounting Pronouncements

The Company has adopted the provisions of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and ASU No. 2019-12, Income Taxes (Topic 740). These provisions did not have a material impact on the financial statements.

3.	Property, Plant and Equipment, net

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

Santa Valeria Concession

The Company is required to make a production royalty payment of 1% of the net smelter returns on production. The Company may terminate the agreement upon prior notice.

4.	Accounts Payable and Other Accrued Liabilities

	March 31, 2021	December 31, 2020
Accounts payable	$324	$560
Accrued expenses	2,385	1,240
Accrued compensation	570	1,964
Other	260	260
Total accounts payable and other current liabilities	$3,539	$4,024

5.	Related-Party Transactions

LGJV

The Company has a services agreement with the LGJV to provide certain consulting and administrative services. The Company earned $1,250 and $1,200 under this agreement for the three months ended March 31, 2021 and 2020, respectively, and received nil in cash from the LGJV under this agreement for the three months ended March 31, 2021 and 2020. The Company had receivables under this agreement of $2,450 and $5,950 as of March 31, 2021 and 2020, respectively. The Company also incurs certain LGJV costs and provides short term advances that are reimbursed by the LGJV.

SSMRC

The Company has a Management Services Agreement with Sunshine Silver Mining & Refining Corporation (“SSMRC”) (formerly named Silver Opportunity Partners Corporation), pursuant to which the Company provides certain executive and managerial advisory services to SSMRC until terminated by either party. SSMRC reimburses the Company for costs of such services. The Company earned $16 and nil from SSMRC under this agreement for the three months ended March 31, 2021 and 2020, respectively, all of which was receivable as of March 31, 2021.

6.	Stockholders’ Equity

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

The Company did not grant any stock options during the three months ended March 31, 2021. The Company granted 798,333 stock options during the three months ended March 31, 2020. The weighted-average grant-date fair value per share was $6.62 for the three months ended March 31, 2020. The Company received $1,559 from stock options exercised during the three months ended March 31, 2021.

Total unrecognized stock-based compensation expense as of March 31, 2021 was $7,931 which is expected to be recognized over a weighted average period of 2.1 years.

Stock option activity for the three months ended March 31, 2021 is summarized in the following tables:

Director and Employee Options	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2020	5,411,930	$12.52
Granted	-	$-
Exercised	182,453	$8.54
Forfeited	23,250	$12.00
Outstanding at March 31, 2021	5,206,227	$12.66
Vested at March 31, 2021	3,329,954	$14.82

LGJV Personnel Options	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2020	43,676	$7.23
Outstanding and vested at March 31, 2021	43,676	$7.23

Deferred Stock Unit Transactions

Deferred stock units (“DSUs”) are awarded to directors at the discretion of the Board of Directors. The DSUs are fully vested on the grant date and each DSU entitles the holder to receive one share of the Company’s common stock upon departure from the Company. The fair value of the DSUs are equal to the fair value of the Company’s common stock on the grant date.

At March 31, 2021, there were 225,152 DSUs outstanding. The Company granted 85,961 and 5,103 DSUs during the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, 43,523 DSUs were converted to common stock upon termination of the holders’ consulting agreements.

7.	Fair Value Measurements

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

Financial Assets and Liabilities

At March 31, 2021 and December 31, 2020, the Company’s financial instruments consist of cash and cash equivalents, receivables, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate fair value due to their short maturities.

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

8.	Commitments, Contingencies and Guarantees

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

In July 2017, the LGJV Entities entered into a loan agreement (the “Term Loan”) with Dowa whereby the LGJV Entities could borrow up to $210,000 for LGD development, with a maturity date of December 29, 2027. Interest on the Term Loan accrues daily at LIBOR plus 2.35% per annum, with the interest to be added to the amount borrowed until commencement of production. During 2018, the LGJV paid Dowa a $4,200 closing fee. Commencing June 30, 2021, 14 consecutive semi-annual equal payments of the aggregate principal and capitalized interest begin. The Company is required to pay an arrangement fee on the borrowing, calculated as 2% per annum of 70% of the outstanding principal balance, payable in semi-annual installments, on that date which is two business days prior to June 30 and December 31 each fiscal year until maturity, commencing after the initial drawdown which occurred in July 2018. The Term Loan also requires additional principal payments equal to 70% of excess cash flows (as defined). As of March 31, 2021, the LGJV had $222,783 outstanding under the Term Loan.

On January 23, 2018, the LGJV entered into a loan agreement (the “Dowa MPR Loan”) with Dowa whereby the LGJV could borrow up to $65,700 to continue LGD development. Interest on this loan accrued daily at LIBOR plus 1.5% per annum and was added to the amount borrowed. The amount borrowed plus accrued interest was due the earlier of June 30, 2019, or upon LGD’s substantial completion. If the Company’s 70% portion of the Dowa MPR Loan was not repaid in full on or before the due date, Dowa could elect to convert all or a portion of the principal amount into additional LGJV ownership at a favorable conversion rate.

The Company contributed $18,200 to the LGJV in May 2019 to provide funding for a partial repayment of principal and interest related to the Dowa MPR Loan. In late May 2019, the Dowa MPR Loan was fully extinguished with a cash payment of $18,200 and the conversion of the remaining $50,737 of principal and interest. The conversion of the remaining principal and interest increased Dowa’s ownership in the LGJV entities by 18.5% to 48.5%. On March 11, 2021, the Company repurchased the 18.5% interest from Dowa, for a total consideration of $71,550, including Dowa holding costs of this incremental interest, increasing the Company’s ownership in the LGJV to 70.0%. These transactions resulted in a $47,400 higher basis than the underlying net assets of the LGJV Entities. This basis difference is being amortized over the LGJV Entities proven and probable reserves.

On May 30, 2019, the LGJV entered into a working capital facility agreement ( the “WCF”) with Dowa whereby the LGJV could borrow up to $60,000 to fund the working capital and sustaining capital requirements of the LGD. Interest on this loan accrued daily at LIBOR plus 3.0% per annum and all outstanding principal and interest was to mature on June 28, 2021. The Company was required to pay an arrangement fee on the borrowing, calculated as 15.0% per annum of 70.0% of the average daily principal amount outstanding under the WCF during such fiscal quarter. On March 11, 2021, the full $60,000 amount outstanding under the WCF was extinguished of which the Company’s pro-rata capital contribution to the LGJV was $42,000.

The Company has guaranteed 70% of the outstanding principal and accrued interest of the Term Loan in the event of default by the LGJV. The Company has guaranteed the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements. As of March 31, 2021, the LGJV had $11,141 outstanding under the LGJV equipment loan agreements, net of unamortized debt discount of $28, with varying maturity dates through August 2023.

9.	Discontinued Operations

In October 2020, the Company completed the distribution of its reportable U.S. segment, which was comprised of SOP. To effect the distribution, the Company distributed, on a pro rata basis, all equity interest of SOP to its stockholders of record immediately prior to completion of the initial public offering. Shareholders received approximately 0.10594 shares of common stock of SOP for every share of the Company’s common stock held. SOP became a wholly owned subsidiary of a newly created Delaware corporation named Silver Opportunity Partners Corporation, subsequently renamed to SSMRC.

The results of operations for SOP have been reflected as discontinued operations in the condensed consolidated statement of operations for the quarter ended March 31, 2020, and consist of the following:

March 31, 2020
Operating Expenses of Discontinued Operations
Exploration	$111
Pre-development	516
General and administrative	561
Amortization	593
Total expenses	1,781
Other Income of Discontinued Operations
Other income	(1)
Net loss of discontinued operations	$1,780

The cash flow activity from discontinued operations for the quarter ended March 31, 2020 have been reflected as discontinued operations in the condensed consolidated statement of cash flows for the quarter ended March 31, 2020, and consist of the following:

March 31, 2020
Discontinued Operating Activities
Net loss	$(1,780)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	593
Stock compensation expense	56
Accretion expense	27
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	(220)
Other current assets	(121)
Net cash used by operating activities of discontinued operations	(1,445)
Investing Activities of Discontinued Operations
Purchase of property, plant and equipment	(6)
Net cash used by investing activities of discontinued operations	(6)

10.	Segment Information

The Company operates in a single industry as a corporation engaged in the acquisition, exploration and development of silver mineral interests. The Company has mineral property interests in Mexico. The Company’s reportable segments are based on the Company’s mineral interests and management structure and include Mexico and Corporate segments. The Mexico segment engages in the development and exploration on the Company’s Mexican mineral properties and includes the Company’s investment in the LGJV. Financial information relating to the Company’s segments is as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$224	$-	$224	$171	$-	$171
General and administrative	154	3,449	3,603	61	776	837
Amortization	-	7	7	-	8	8
Arrangement fees	-	506	506	-	1,575	1,575
Equity (gain) loss in affiliates	(2,701)	-	(2,701)	13,445	-	13,445
Net other (income) loss	14	(33)	(19)	11	(6)	5
Total assets	$42,197	$223,483	$265,680	$42,363	$64,549	$106,912

11.	Investment in Affiliate

During the three months ended March 31, 2021 and 2020, the Company recognized $2,701 of income and a $13,445 loss, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results. The equity income or loss in affiliate includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized over the LGJV Entities proven and probable reserves.

The LGJV Entities combined balance sheets as of March 31, 2021 and December 31, 2020, and the combined statements of income (loss) for the three months ended March 31, 2021 and 2020 are as follows:

LOS GATOS JOINT VENTURE
COMBINED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$5,441	$1,676
Receivables	4,550	3,988
Inventories	10,408	10,315
VAT receivable	48,089	50,732
Other current assets	3,481	2,891
Total current assets	71,969	69,602
Non-Current Assets
Mine development, net	206,824	202,874
Property, plant and equipment, net	194,239	196,942
Total non-current assets	401,063	399,816
Total Assets	$473,032	$469,418
LIABILITIES AND OWNERS' CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$31,973	$35,767
Related party payable	5,258	1,703
Accrued interest	1,609	101
Unearned revenue	-	3,276
Equipment loans	7,017	7,084
Dowa Term Loan	31,826	31,826
Working Capital Facility	-	60,000
Total current liabilities	77,683	139,757
Non-Current Liabilities
Dowa Term Loan	187,978	187,767
Equipment loans	4,096	6,120
Reclamation obligations	12,390	12,162
Total non-current liabilities	204,464	206,049
Owners' Capital
Capital contributions	331,368	271,368
Paid-in capital	16,786	16,366
Accumulated deficit	(157,269)	(164,122)
Total owners' capital	190,885	123,612
Total Liabilities and Owners' Capital	$473,032	$469,418

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF INCOME (LOSS) [UNAUDITED]

(in thousands)

	Three Months Ended March 31,
	2021	2020
Sales	$46,330	$18,913
Expenses
Cost of sales	19,805	18,276
Royalties	884	301
Exploration	649	264
General and administrative	3,246	2,745
Depreciation, depletion and amortization	10,949	11,717
	35,533	33,303
Other expense
Interest expense	2,117	3,553
Accretion expense	228	212
Other income	(30)	(109)
Foreign exchange loss	1,630	5,861
	3,945	9,517
Net Income (Loss)	$6,852	$(23,907)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes and other information included elsewhere in this Form 10-Q (the “Report”) and the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021.

Forward-Looking Statements

This Report contains statements that constitute “forward looking information” and “forward-looking statements” within the meaning of U.S. and Canadian securities laws. Forward-looking statements are often identified by words such as ‘‘may,’’ ‘‘might,’’ ‘‘could,’’ ‘‘would,’’ ‘‘achieve,’’ ‘‘budget,’’ ‘‘scheduled,’’ ‘‘forecasts,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue,’’ the negative of these terms and other comparable terminology. These forward-looking statements may include, but are not limited to, those relating to projections of our future financial performance, our anticipated growth strategies and anticipated trends in our industry, production from the Cerro Los Gatos Mine (“CLG”), our expectations relating to further exploration of the Los Gatos District and the Santa Valeria property, estimated calculations of mineral reserves and resources at our properties, anticipated expenses, tax benefits, future strategic infrastructure development at the CLG and our requirements for additional capital.

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

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and information included in this Report and those described from time to time in our filings with the SEC, including, but not limited to, our 2020 10-K. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. Undue reliance should not be placed on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, except as required by law. Certain forward-looking statements are based on assumptions, qualifications and procedures which are set out only in the Los Gatos Technical Report. For a complete description of assumptions, qualifications and procedures associated with such information, reference should be made to the full text of the Los Gatos Technical Report.

Overview

We are a U.S.-based precious metals production, development and exploration company with the objective of becoming a premier silver producer. We are currently focused on the production and continued development of the CLG and the further exploration and development of the Los Gatos District:

•	The CLG, located within the Los Gatos District, Chihuahua, Mexico, consists of a 2,500 tpd polymetallic mine and processing facility that commenced production on September 1, 2019. For the three months ended March 31, 2021, the CLG mined 209,832 tonnes and processed 203,479 tonnes at average grades of 261 g/t silver, 0.32 g/t gold, 2.0% lead and 3.24% zinc, with metallurgical recovery of 85.0% silver, 60.2% gold, 87.4% lead and 71.2% zinc. A total of 6,312 tonnes of lead concentrate were produced at average grades of 6,314 g/t silver, 5.6 g/t gold, 54.8% lead and 12.9% zinc, with metallurgical recovery of 75.0% silver, 54.1% gold, 84.9% lead and 12.3% zinc. A total of 7,036 tonnes of zinc concentrate were produced at average grades of 757 g/t silver, 0.56 g/t gold, 1.4% lead and 55.2% zinc, with metallurgical recovery of 10.0% silver, 6.1% gold, 2.5% lead and 58.9% zinc. The Los Gatos Technical Report, which has an effective date of July 1, 2020, estimates that the deposit contains approximately 9.6 million diluted tonnes of proven and probable mineral reserves (or approximately 6.7 million diluted tonnes of proven and probable mineral reserves on a 70.0% basis), with approximately 6.4 million diluted tonnes of proven mineral reserves (or approximately 4.5 million diluted tonnes of proven mineral reserves on a 70.0% basis) and approximately 3.3 million diluted tonnes of probable mineral reserves (or approximately 2.3 million diluted tonnes of probable mineral reserves on a 70.0% basis). Average proven and probable mineral reserve grades are 306 g/t silver, 0.35 g/t gold, 2.76% lead and 5.65% zinc.

•	The Los Gatos District, located in Chihuahua, Mexico, is located approximately 120 kilometers south of Chihuahua City and is comprised of a 103,087 hectares land position, constituting a new mining district. The Los Gatos District consists of 14 mineralized zones, which include three identified silver, lead and zinc deposits that contain mineral resources—the CLG, the Esther deposit and the Amapola deposit—as well as 11 additional high priority targets defined by high grade drill intersections and over 150 kilometers of outcropping quartz and calcite veins. The area is characterized by a predominant silver, lead and zinc epithermal mineralization. On September 1, 2019, the LGJV commenced production at the CLG. A core component of the LGJV’s business plan is to explore the highly prospective, underexplored Los Gatos District with the objective of identifying additional mineral deposits that can be mined and processed, possibly utilizing the CLG plant infrastructure.

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic temporarily affected our operations in 2020 in part due to the loss of revenue resulting from the 45-day temporary suspension of all nonessential activities at the LGJV’s CLG site and the expenses associated with the development and implementation of COVID-19 protocols. We believe we have taken appropriate steps to minimize the risk to our employees and to maintain normal business operations. We may take further actions as may be required by government authorities or as we determine are in the best interests of our employees and business partners which may cause additional closures of some or all of our operations in the future.

While the full impact of this pandemic is unknown, we are closely monitoring the developments of the outbreak and continually assessing the potential impact on our business. Any prolonged disruption of our operations and closure of facilities could result in additional costs incurred, production and development delays, cost overruns and operational restart costs that would negatively impact our business, financial condition and results of operations. The degree to which the pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain, continuously evolving and in many cases cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity and the actions to contain the virus or treat its impact, such as the efficacy of vaccines (particularly with respect to emerging strains of the virus). Accordingly, there remains significant uncertainty about the duration and extent of the impact of the COVID-19 pandemic. See “Item 1A. Risk Factors” in the 2020 10-K for additional risks we face due to the COVID-19 pandemic.

Exploration Drilling Programs

In December 2020, the LGJV commenced a 90-hole, 27,000-meter exploration program to convert CLG’s established 3.2 million tonnes of inferred resources to the measured and indicated category and to discover additional resources along the northwest and southeast extensions of the CLG deposit. To date, 30 holes have been drilled.

In 2021, the LGJV intends to initiate a second exploration program to expand resources throughout the Los Gatos District. The initial target is an estimated 19,000-meter campaign at the Esther deposit, to expand its initial NI 43-101 compliant indicated resource of 0.46 million tonnes at 133 g/t silver, 2.1% zinc, 0.7% lead and inferred resource of 2.29 million tonnes at 98 g/t silver, 3.0% zinc, and 1.6% lead. Esther is located about four kilometers from CLG and contains similar styles of mineralization and geochemistry. The Company believes that further drilling may materially expand the size and mineral tenor of this resource.

In March 2021, the Company commenced an 18-hole, 5,400-meter exploration program on its wholly-owned Santa Valeria property. The Santa Valeria target has been developed through regional geologic work by the Company’s exploration team, which defined a large basin structure hosting the mineralization zones within the Los Gatos District. Santa Valeria is geologically comparable to CLG, and the Company believes it may contain similar mineral content. To date, two drill holes have been completed.

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

General and Administrative Expenses

Our general and administrative expenses consist of salaries and benefits, stock compensation, professional and consultant fees, insurance and other general administration costs. Our general and administrative expenses have increased and are expected to further increase significantly as we operate as a public company. We expect higher costs related to salaries, benefits, stock compensation, legal fees, compliance and corporate governance, accounting and audit expenses, stock exchange listing fees, transfer agent and other shareholder-related fees, directors’ and officers’ and other insurance costs, and other administrative costs. We are party to a Management Services Agreement with SSMRC, pursuant to which we will provide certain executive and managerial advisory services to SSMRC. SSMRC reimburses us for costs of providing such services.

Equity (Income) Loss in Affiliates

Our equity (income) loss in affiliates relates to our proportional share of net income or loss incurred from the LGJV and the amortization of the basis difference between our investment in the LGJV and the net assets of the LGJV.

LGJV Arrangement Fee

Our LGJV arrangement fee consists of arrangement fees related to the Term Loan and the WCF with Dowa. The arrangement fees are based on a fixed 1% and 15% rate for the Term Loan and the WCF, respectively, and 70% of the outstanding principal of the respective facility. These arrangement fees are solely our responsibility. On March 11, 2021, the WCF was extinguished and thus we do not expect to incur LGJV arrangement fees in future periods with respect to the WCF, but will continue to incur LGJV arrangement fees with respect to the Term Loan as long as such loan remains outstanding.

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

Royalties

Exploration activities are conducted on the Los Gatos District mining concessions and on the Company’s 100% owned Santa Valeria concessions in Mexico. Mineral and concession lease payments are required to be paid to various entities to secure the appropriate claims or surface rights. Certain of these agreements also have royalty payments that were triggered when we began producing and selling metal-bearing concentrate.

Results of Operations

The following table presents certain information relating to our operating results for the three months ended March 31, 2021 and 2020. In accordance with generally accepted accounting principles in the United States (‘‘GAAP’’), these financial results represent the consolidated results of operations of our Company and its subsidiary (in thousands).

	Three Months Ended March 31,
	2021	2020
Expenses
Exploration	$224	$171
General and administrative	3,603	837
Amortization	7	8
Total expenses	3,834	1,016

Other expense (income)
Equity (income) loss in affiliates	(2,701)	13,445
Arrangement fees	506	1,575
Other (income) loss	(19)	5
Net other expense (income)	(2,214)	15,025
Net loss from continuing operations	$1,620	$16,041
Net loss from discontinued operations	-	1,780
Net loss	$1,620	$17,821

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

For the three months ended March 31, 2021, we incurred a net loss from continuing operations of $1,620 thousand compared to a net loss of $16,041 thousand for the three months ended March 31, 2020. The $14,421 thousand decrease in net loss from continuing operations was primarily attributable to $16,146 thousand change in equity (income) loss in affiliates from the LGJV operations, partially offset by the $2,766 thousand increase in general and administrative expense due to higher legal and consulting costs and directors and officers insurance premiums related to public company governance and reporting requirements, and increased stock-based compensation expense.

The LGJV’s operating income, which is recognized using the equity method of accounting in our financial statements for the three months ended March 31, 2021, resulted primarily from: the increase in our ownership in the LGJV from 51.5% to 70.0% on March 11, 2021; mining and processing activities operating near designed throughput for the three months ended March 31, 2021, compared to the ramp-up to designed throughput during the three months ended March 31, 2020; and significantly higher metals prices for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $31,031 thousand and $150,146 thousand, respectively, and working capital of $36,027 thousand and $151,728 thousand, respectively. The decrease in cash and cash equivalents and working capital were primarily due to our $71,550 thousand repurchase of the 18.5% interest in the LGJV from Dowa and a $42,000 thousand capital contribution to the LGJV to extinguish our 70% share of the WCF. As a result, our ownership in the LGJV increased to 70.0% and Dowa’s ownership returned to 30% on March 11, 2021.

On October 30, 2020, we completed our initial public offering (the “IPO”) of 21,430,000 shares of common stock at a public offering price of $7.00 per share, resulting in net proceeds of $134,800 thousand, after deducting underwriting discounts and commissions and expenses payable by us. On November 10, 2020, we issued and sold an additional 3,214,500 shares of common stock at a public offering price of $7.00 per share, pursuant to the exercise in full of the underwriters’ over-allotment option, resulting in net proceeds of $20,900 thousand, after deducting underwriting discounts and commissions and expenses payable by us.

We did not have any related party debt as of March 31, 2021 or December 31, 2020. We have no outstanding lines of credit or other bank financing arrangements. We guarantee 70.0% of the Term Loan and all of the LGJV equipment loans as of March 31, 2021. We have certain arrangement fees obligations related to the CLG as detailed in the “LGJV Arrangement Fee” above.

We believe we have sufficient cash and resources to carry out our business plans for at least the next 12 months. We are focused on our forward-looking liquidity needs. We are evaluating our ongoing fixed cost structure as well as decisions related to project retention, advancement and development. We will likely be required to raise capital or take other measures to fund future exploration and development. Significant development activities, if warranted, will require that we arrange for financing in advance of planned expenditures. In addition, we expect to continue to increase our current financial resources with external financings as long as our long-term business needs require us to do so. There can be no assurance that external financing will be available to us on acceptable terms, or at all. We manage liquidity risk through the management of our capital structure.

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

Dowa Debt Agreements

Dowa Term Loan

On July 11, 2017, we entered into the Term Loan with Dowa whereby the LGJV could borrow up to $210,000 thousand to finance the development of the Los Gatos project, with a maturity date of December 29, 2027. Interest accrues daily at LIBOR plus 2.35% per annum, and the interest was added to the amount borrowed until production commenced at the Los Gatos project. The LGJV is obligated to pay 14 consecutive semi-annual payments totaling the aggregate principal amount and capitalized interest beginning June 30, 2021, with payments made two business days prior to the end of each June and December. We guarantee 70.0% of the Term Loan and are required to pay an arrangement fee on the borrowing, calculated as 2% per annum on 70% of the outstanding principal balance, payable in semi-annual installments. The Term Loan contains affirmative and negative covenants reasonably customary for similar facilities, with which the LGJV is in compliance in all material respects as of March 31, 2021.

Los Gatos Working Capital Facility

On May 30, 2019, we entered into the WCF with the LGJV and Dowa, under which Dowa agreed to provide a maximum of $60,000 thousand for the benefit of the LGJV, with a maturity date of June 28, 2021. Interest payable under the WCF was LIBOR plus 3% per annum and was payable by the LGJV. We guaranteed 70% of this facility and were required to pay an arrangement fee on the borrowing, calculated as 15.0% per annum on 70.0% of the average daily principal amount outstanding during the relevant fiscal quarter. The full principal amount of the WCF was drawn down by the LGJV as of September 2019. On March 11, 2021, we and Dowa contributed $42,000 thousand and $18,000 thousand, respectively, in capital to the LGJV extinguishing the WCF.

Cash Flows

The following table presents our sources and uses of cash for the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash provided by (used by)
Operating activities	$(6,589)	$(4,721)
Investing activities	(113,823)	(2,580)
Financing activities	1,297	(229)
Total change in cash	$(119,115)	$(7,530)

Cash used by operating activities was $6,589 thousand and $4,721 thousand for the three months ended March 31, 2021 and 2020, respectively. The $1,868 thousand increase was primarily due to the higher general and administrative costs, partially offset by lower arrangement fees associated with the extinguishment of the WCF.

Cash used by investing activities was $113,823 thousand and $2,580 thousand for the three months ended March 31, 2021 and 2020, respectively. The $111,243 thousand increase was primarily due to the $71,550 thousand acquisition of the 18.5% interest in the LGJV from Dowa and the $42,000 pro-rata capital contribution to the LGJV for the extinguishment of the WCF in March 2021.

Cash provided by (used by) financing activities was $1,297 thousand and $(229) thousand for the three months ended March 31, 2021 and 2020, respectively. The $1,526 thousand increase was primarily related to the $1,559 thousand in proceeds from the issuance of common stock from the exercise of stock options.

Results of LGJV Operations

The following table presents information relating to the LGJV’s financial condition as of March 31, 2021 and December 31, 2020, and the operating results for the three months ended March 31, 2021 and 2020 in accordance with GAAP. Pursuant to the purchase of the 18.5% interest from Dowa on March 11, 2021, our current ownership of the LGJV is 70.0%.

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$5,441	$1,676
Receivables	4,550	3,988
Inventories	10,408	10,315
VAT receivable	48,089	50,732
Other current assets	3,481	2,891
Total current assets	71,969	69,602
Non-Current Assets
Mine development, net	206,824	202,874
Property, plant and equipment, net	194,239	196,942
Total non-current assets	401,063	399,816
Total Assets	$473,032	$469,418
LIABILITIES AND OWNERS' CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$31,973	$35,767
Related party payable	5,258	1,703
Accrued interest	1,609	101
Unearned revenue	-	3,276
Equipment loans	7,017	7,084
Dowa Term Loan	31,826	31,826
Working Capital Facility	-	60,000
Total current liabilities	77,683	139,757
Non-Current Liabilities
Dowa Term Loan	187,978	187,767
Equipment loans	4,096	6,120
Reclamation obligations	12,390	12,162
Total non-current liabilities	204,464	206,049
Owners' Capital
Capital contributions	331,368	271,368
Paid-in capital	16,786	16,366
Accumulated deficit	(157,269)	(164,122)
Total owners' capital	190,885	123,612
Total Liabilities and Owners' Capital	$473,032	$469,418

At March 31, 2021 and December 31, 2020, the LGJV had current assets of $71,969 thousand and $69,602 thousand, respectively. The increase in total current assets was primarily due to an increase in cash and cash equivalents and trade receivables generated from operations, partially offset by a decrease in value added tax receivables primarily from a weakening Mexican Peso. At March 31, 2021 and December 31, 2020, the LGJV had noncurrent assets of $401,063 thousand and $399,816 thousand, respectively. The increase in noncurrent assets was due to sustaining capital expenditures, primarily for mine development at the CLG, partially offset by depletion and depreciation for the three months ended March 31, 2021.

At March 31, 2021 and December 31, 2020, the LGJV had current liabilities of $77,683 thousand and $139,757 thousand, respectively. The decrease in current liabilities was primarily due to the extinguishment of the $60,000 thousand WCF on March 11, 2021. At March 31, 2021 and December 31, 2020, the LGJV had noncurrent liabilities of $204,464 thousand and $206,049 thousand, respectively. The decrease in non-current liabilities was primarily due to scheduled payments on equipment loans.

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (LOSS) [UNAUDITED]

(in thousands)

	Three Months Ended March 31,
	2021	2020
Sales	$46,330	$18,913

Expenses
Cost of sales	19,805	18,276
Royalties	884	301
Exploration	649	264
General and administrative	3,246	2,745
Depreciation, depletion and amortization	10,949	11,717
	35,533	33,303
Other expense
Interest expense	2,117	3,553
Accretion expense	228	212
Other income	(30)	(109)
Foreign exchange loss	1,630	5,861
	3,945	9,517
Net Income (Loss)	$6,852	$(23,907)

For the three months ended March 31, 2021, the LGJV had net income of $6,852 thousand compared to a net loss of $23,907 thousand for the three months ended March 31, 2020. The change in net income (loss) was primarily due to increased revenue as a result of higher metal prices and higher production rates, lower interest expense due to decreasing interest rates, and a lower foreign exchange loss due to the strengthening Mexican Peso.

The following table presents summarized information relating to the LGJV’s cash flows for the three months ended March 31, 2021 and 2020.

LOS GATOS JOINT VENTURE

COMBINED STATEMENT OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used by)
Operating activities	$23,335	$7,950
Investing activities	(17,596)	(8,170)
Financing activities	(1,974)	662
Total change in cash	$3,765	$442

Cash provided by operating activities was $23,335 thousand and $7,950 thousand for the three months ended March 31, 2021 and 2020, respectively. The $15,385 thousand increase in cash provided by operating activities was primarily due to the increase in revenue for the three months ended March 31, 2021 compared to the prior year period, partially offset by increased payments to vendors.

Cash used by investing activities was $17,596 thousand and $8,170 thousand for the three months ended March 31, 2021 and 2020, respectively. The $9,426 thousand increase in cash used was primarily due to higher sustaining capital expenditures for property, plant and equipment and mine development.

Cash (used by) provided by financing activities was $(1,974) thousand and $662 thousand for the three months ended March 31, 2021 and 2020, respectively. The $2,636 thousand change in financing cash flows was primarily due to the $2,574 thousand related party loan to the LGJV during the three months ended March 31, 2020.

Non-GAAP Financial Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

Cash Costs and All-In Sustaining Costs

Cash costs and all-in sustaining costs (“AISC”) are non-GAAP measures. AISC was calculated based on guidance provided by the World Gold Council (“WGC”). WGC is not a regulatory industry organization and does not have the authority to develop accounting standards for disclosure requirements. Other mining companies may calculate AISC differently as a result of differences in underlying accounting principles and policies applied, as well as definitional differences of sustaining versus expansionary (i.e. non-sustaining) capital expenditures based upon each company’s internal policies. Current GAAP measures used in the mining industry, such as cost of sales, do not capture all of the expenditures incurred to discover, develop and sustain production. Therefore, we believe that cash costs and AISC are non-GAAP measures that provide additional information to management, investors and analysts that aid in the understanding of the economics of the Company’s operations and performance compared to other producers and provides investors visibility by better defining the total costs associated with production.

Cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, treatment and refining costs, general and administrative costs, royalties and mining production taxes. AISC includes total production cash costs incurred at the LGJV’s mining operations plus sustaining capital expenditures. The Company believes this measure represents the total sustainable costs of producing silver from current operations and provides additional information of the LGJV’s operational performance and ability to generate cash flows. As the measure seeks to reflect the full cost of silver production from current operations, new project and expansionary capital at current operations are not included. Certain cash expenditures such as new project spending, tax payments, dividends, and financing costs are not included.

Reconciliation of expenses (GAAP) to cash costs (non-GAAP), co-product all-in sustaining costs before by-product credits (non-GAAP) and by-product all-in sustaining costs after by-product credits (non-GAAP)

The table below presents a reconciliation between the most comparable GAAP measure of expenses to the non-GAAP measures of (i) cash costs, (ii) co-product all-in sustaining costs and (iii) by-product all-in sustaining costs for our operations.

Three Months Ended
(in thousands, except unit costs)	March 31, 2021
Expenses	$35,533
Depreciation, depletion and amortization	(10,949)
Exploration[1]	(649)
Treatment and refining costs[2]	6,635
Cash costs	$30,570
Sustaining capital	12,216
All-in sustaining costs	$42,786
By-product credits[3]	(16,879)
All-in sustaining costs, net of by-product credits	$25,907
Cash costs, net of by-product credits	$13,691

Payable ounces of silver equivalent[4]	2,010
Co-product cash cost per ounce of payable silver equivalent	$15.21
Co-product all-in sustaining cost per ounce of payable silver equivalent	$21.29

Payable ounces of silver	1,311
By-product cash cost per ounce of payable silver	$10.44
By-product all-in sustaining cost per ounce of payable silver	$19.76

1 Exploration costs are not related to current operations.

2 Represent reductions on customer invoices and included in Sales of the LGJV combined statement of income (loss).

3 By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period.

4 Silver equivalents utilize the average realized prices during the three months ended March 31, 2021 of $24.15/oz silver, $1.16/lb zinc, $0.93/lb lead and $1,812/oz gold.

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

Critical Accounting Policies

Please refer to Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements included in this Report and the 2020 10-K for discussion of our critical accounting policies and estimates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We engage in the production of silver and concentrates containing silver, lead, zinc, antimony and gold at the CLG and commenced production on September 1, 2019. Accordingly, we expect the principal source of future revenue to be the sale of silver, and to a lesser extent, lead and zinc. A significant and sustained decrease in the price of these metals from current levels could have a material and negative impact on our business, financial condition and results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are, from time to time, involved in legal proceedings of a nature considered normal to our business. We believe that none of the litigation in which we are currently involved, or have been involved since the beginning of our most recently completed financial year, individually or in the aggregate, is material to our consolidated financial condition, cash flows or results of operations. See Note 9 – Commitments, Contingencies and Guarantees in our consolidated financial statements included in this Report for additional information regarding our assessment of contingencies related to legal matters.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Report include, but are not limited to, any of the risks described in the 2020 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also adversely affect us. As of the date of this Report, there have been no material changes to the risk factors disclosed in the 2020 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2021, the Company did not issue any shares of its common stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

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

As of March 31, 2021, the Company has used approximately $119,310 thousand of the net proceeds from the IPO, including (i) $71,550 thousand for the repurchase of the 18.5% interest in the LGJV from Dowa; (ii) $42,000 thousand for the capital contribution to the LGJV to extinguish the Company’s 70% share of the WCF; and (iii) $5,760 thousand for working capital and general corporate purposes.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended March 31, 2021, there were no purchases made by or on behalf of the Company or any affiliated purchaser of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Gatos Silver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 30, 2020)

3.2	Amended and Restated By-Laws of Gatos Silver, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed October 30, 2020)

10.1	Confirmation Agreement, dated March 9, 2021, among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Gatos Silver, Inc. and Dowa Metals and Mining Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 12, 2021)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATOS SILVER, INC.
(Registrant)

May 7, 2021	By:	/s/ Stephen Orr
Stephen Orr
Chief Executive Officer

May 7, 2021	By:	/s/ Roger Johnson
Roger Johnson
Chief Financial Officer