Form 10-Q
period 2021-06-30
Gatos Silver, Inc.
filed 2021-08-09
CIK 1517006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The Company has 700,000,000 shares of common stock, par value $0.001, authorized of which 68,704,201 were issued and outstanding as of August 2, 2021.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GATOS SILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share and per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$29,607	$150,146
Deferred financing costs	285	—
Related party receivables	5,102	1,727
Other current assets	2,190	3,879
Total current assets	37,184	155,752
Non‑Current Assets
Investment in affiliates	247,326	109,597
Other non-current assets	48	61
Total Assets	$284,558	$265,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	$3,781	$4,024
Shareholders' Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 59,774,201 and 59,183,076 shares outstanding as of June 30, 2021 and December 31, 2020	108	108
Paid‑in capital	417,248	409,728
Accumulated deficit	(135,552)	(147,423)
Treasury stock, at cost, 144,589 shares as of June 30, 2021 and December 31, 2020	(1,027)	(1,027)
Total shareholders' equity	280,777	261,386
Total Liabilities and Shareholders' Equity	$284,558	$265,410

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expenses
Exploration	$694	$211	$918	$382
General and administrative	4,411	1,543	8,014	2,380
Amortization	7	9	14	17
Total expenses	5,112	1,763	8,946	2,779
Other income (expense)
Equity income (loss) in affiliates	18,291	(8,071)	20,992	(21,516)
Other income (loss)	312	(765)	(175)	(2,345)
Net other income (expense)	18,603	(8,836)	20,817	(23,861)
Net income (loss) from continuing operations	$13,491	$(10,599)	$11,871	$(26,640)
Net loss from discontinued operations	—	(1,545)	—	(3,325)
Net income (loss)	$13,491	$(12,144)	$11,871	$(29,965)
Net income (loss) per share:
Basic(1)
Continuing operations	$0.23	$(0.26)	$0.20	$(0.66)
Discontinued operations	$—	$(0.04)	$—	$(0.08)
	$0.23	$(0.30)	$0.20	$(0.74)
Diluted(1)
Continuing operations	$0.22	$(0.26)	$0.20	$(0.66)
Discontinued operations	$—	$(0.04)	$—	$(0.08)
	$0.22	$(0.30)	$0.20	$(0.74)
Weighted average shares outstanding:
Basic(1)	59,747,048	40,506,144	59,611,062	40,505,611
Diluted(1)	60,623,496	40,506,144	60,420,811	40,505,611

(1)	Prior period results have been adjusted to reflect the two-for-one reverse split in October 2020.

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except for share amounts)

	Number		Amount
	Common	Treasury	Common	Treasury	Paid‑in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2020	59,183,076	144,589	$108	$(1,027)	$409,728	$(147,423)	$261,386
Stock‑based compensation	—	—	—	—	1,078	—	1,078
Issuance of common stock	182,453	—	—	—	1,559	—	1,559
DSUs converted to common stock	43,523	—	—	—	—	—	—
Other	—	—	—	—	(262)	—	(262)
Net loss	—	—	—	—	—	(1,620)	(1,620)
Balance at March 31, 2021	59,409,052	144,589	$108	$(1,027)	$412,103	$(149,043)	$262,141
Stock‑based compensation	—	—	—	—	2,490	—	2,490
Issuance of common stock	331,497	—	—	—	2,662	—	2,662
DSUs converted to common stock	33,652	—	—	—	—	—	—
Other	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	13,491	13,491
Balance at June 30, 2021	59,774,201	144,589	108	(1,027)	417,248	(135,552)	280,777

	Number(1)		Amount
	Common	Treasury	Common	Treasury	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2019	40,323,430	144,589	$80	$(1,027)	$375,921	$(225,583)	149,391
Stock-based compensation	—	—	—	—	1,031	—	1,031
DSU compensation	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	(17,821)	(17,821)
Balance at March 31, 2020	40,323,430	144,589	$80	$(1,027)	$377,013	$(243,404)	$132,662
Stock-based compensation	—	—	—	—	1,086	—	1,086
Net loss	—	—	—	—	—	(12,144)	(12,144)
Balance at June 30, 2020	40,323,430	144,589	80	(1,027)	378,099	(255,548)	121,604

(1)	Prior period results have been adjusted to reflect the two-for-one reverse split in October 2020.

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$11,871	$(29,965)
Plus net loss from discontinued operations	—	3,325
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization	14	17
Stock‑based compensation expense	3,426	2,001
Equity (income) loss in affiliates	(20,992)	21,516

Changes in operating assets and liabilities:
Receivables from related‑parties	(3,375)	(3,333)
Accounts payable and other accrued liabilities	(528)	(766)
Other current assets	1,689	(70)
Operating cash flows from discontinued operations	—	(2,262)
Net cash used by operating activities	(7,895)	(9,537)

INVESTING ACTIVITIES
Investment in affiliates	(116,595)	(7,573)
Net cash used by investing activities	(116,595)	(7,573)

FINANCING ACTIVITIES
Related‑party convertible debt	—	10,000
Financing costs	(269)	(588)
Issuance of common stock	4,221	—
Other	(1)	260
Financing cash flows from discontinued operations	—	307
Net cash provided by financing activities	3,951	9,979
Net decrease in cash and cash equivalents	(120,539)	(7,131)
Cash and cash equivalents, beginning of period	150,146	9,085
Cash and cash equivalents, end of period	29,607	1,954
Less cash of discontinued operations	—	380
Cash of continuing operations, end of period	$29,607	$1,574

Supplemental disclosure of noncash transactions:
Deferred financing costs included in accrued liabilities	$284	$149
Director compensation	$—	$61

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share, per share, option, and stock unit amounts)

1.           Description of Business

Organization and Nature of Business

Gatos Silver, Inc. (“Gatos Silver” or “the Company”) is a silver dominant production, development and exploration company that discovered a new silver and zinc-rich mineral district in southern Chihuahua State, Mexico.

The Company’s primary efforts are focused on the operation of the Los Gatos Joint Venture (“LGJV”) in Chihuahua, Mexico. On January 1, 2015, the Company entered into the LGJV to develop the Los Gatos District (“LGD”) with Dowa Metals and Mining Co., Ltd. (“Dowa”). The LGJV operating entities consist of Minera Plata Real S. de R.L. de C.V (“MPR”), Operaciones San Jose del Plata S. de R.L. de C.V. and Servicios San Jose del Plata S. de R.L. de C.V (“Servicios”). (collectively the “LGJV Entities”). Effective July 15, 2021, Servicios was merged with MPR.

The LGJV completed an advanced definition drilling and decline development program in 2016, a feasibility study in January 2017 and a technical update to the feasibility study in July 2020. Dowa completed its $50,000 funding requirement on April 1, 2016, thereby acquiring a 30% interest in the LGJV and the right to purchase future zinc-concentrate production at market rates. In May 2019, Dowa increased its ownership interest by 18.5% to 48.5% through the conversion of the Dowa MPR Loan (as defined in Note 9 — Commitments, Contingencies and Guarantees) to equity. On March 11, 2021, the Company repurchased the 18.5% interest from Dowa. See Note 9 — Commitments, Contingencies and Guarantees for further discussion. As of June 30, 2021, the LGJV ownership is 70.0% Gatos Silver and 30.0% Dowa.

On September 1, 2019, the LGJV commenced commercial production of its two concentrate products: a lead concentrate and a zinc concentrate. The LGJV’s lead and zinc concentrates are currently sold to third-party customers.

The Company continues to perform additional definition drilling to further define and expand mineralization of the Cerro Los Gatos deposit, and is performing definition and exploratory drilling at the nearby Esther deposit. On December 5, 2020, the LGJV began the current infill and extension drilling program at the Cerro Los Gatos deposit. On May 7, 2021, the LGJV restarted drilling at the Esther zone.

The Company’s other Mexico exploration efforts are conducted through its wholly-owned subsidiary, Minera Luz del Sol S. de R.L. de C.V. (“MLS”). In March 2021, MLS commenced a 5,400-meter exploration program on the Santa Valeria project, located approximately 15 kilometers from the Cerro Los Gatos deposit.

Discontinued Operations

In October 2020, the Company completed the distribution of its wholly-owned subsidiary, Silver Opportunity Partners LLC (“SOP”), and SOP has been presented as discontinued operations in the Company’s condensed consolidated financial statements. See Note 10 – Discontinued Operations for additional detail.

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

Summary of Significant Accounting Policies

The consolidated financial statements for the year ended December 31, 2020, disclose those accounting policies considered significant in determining results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the 2020 10-K.

Recent Accounting Pronouncements

On January 1, 2021, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and ASU No. 2019-12, Income Taxes (Topic 740). These provisions did not have a material impact on the financial statements. There have been no additional accounting pronouncements issued or adopted during the six months ended June 30, 2021, which are expected to have a material impact on the financial statements.

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

4.           Accounts Payable and Other Accrued Liabilities

	June 30,	December 31,
	2021	2020
Accounts payable	$369	$560
Accrued expenses	2,059	1,240
Accrued compensation	1,093	1,964
Other	260	260
Total accounts payable and other current liabilities	$3,781	$4,024

5.           Related-Party Transactions

LGJV

The Company has a services agreement with the LGJV to provide certain consulting and administrative services. The Company earned $2,500 and $2,100 under this agreement for the six months ended June 30, 2021 and 2020, respectively. The Company did not receive any cash from the LGJV under this agreement for the six months ended June 30, 2021 and 2020. The Company had receivables under this agreement of $3,700 and $6,850 as of June 30, 2021 and 2020, respectively. The Company also incurs certain LGJV costs and provides short term advances that are reimbursed by the LGJV.

SSMRC

The Company has a Management Services Agreement with Sunshine Silver Mining & Refining Corporation (“SSMRC”) (formerly Silver Opportunity Partners Corporation), pursuant to which the Company provides certain limited executive and managerial advisory services to SSMRC until terminated by either party. SSMRC reimburses the Company for costs of such services. The Company earned $16 and nil from SSMRC under this agreement for the six months ended June 30, 2021 and 2020, respectively.

6.           Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed similarly, except that weighted average common shares is increased to reflect the potential dilution that would occur if stock options outstanding were exercised or converted into common stock. The dilutive effects are calculated using the treasury stock method.

The computation of diluted earnings per common share excludes the effect of the assumed exercise of 1,391,236 stock options for the three and six months ended June 30, 2021, as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect. For the three and six months ended June 30, 2020, all stock options outstanding have been excluded from the dilutive earnings per share calculation as their effect would be anti-dilutive.

A reconciliation of basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)
Continuing operations	$13,491	$(10,599)	$11,871	$(26,640)
Discontinued operations	—	(1,545)	—	(3,325)
	$13,491	$(12,144)	$11,871	$(29,965)

Weighted average shares:
Basic	59,747,048	40,506,144	59,611,062	40,505,611
Effect of dilutive stock options	876,448	—	809,749	—
Diluted	60,623,496	40,506,144	60,420,811	40,505,611

Net income (loss) per share:
Basic:
Continuing operations	$0.23	$(0.26)	$0.20	$(0.66)
Discontinued operations	—	(0.04)	—	(0.08)
	$0.23	$(0.30)	$0.20	$(0.74)
Diluted:
Continuing operations	$0.22	$(0.26)	$0.20	$(0.66)
Discontinued operations	—	(0.04)	—	(0.08)
	$0.22	$(0.30)	$0.20	$(0.74)

7.           Stockholders’ Equity

The Company is authorized to issue 700,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

Stock Option Transactions

The Company’s stock options have a contractual term of 10 years and entitle the holder to purchase shares of the Company’s common stock. The options granted to the Company’s employees and LGJV personnel prior to 2020 have a requisite service period of four years and vest in equal annual installments. Starting in 2020, the options granted to the Company’s employees and LGJV personnel have a requisite service period of three years. The options granted to non-employee directors prior to 2020 have a requisite service period of one year and vest in equal monthly installments. The options granted to non-employee directors in January 2020 have a requisite service period of one and a half years and vest in monthly installments. The options granted to non-employee directors in June 2020 have a requisite service period of one year and vest in semi-annual installments.

The Company granted 489,719 and 798,333 stock options during the six months ended June 30, 2021 and 2020, respectively. The weighted-average grant-date fair value per share was $9.53 and $6.76 for the six months ended June 30, 2021 and 2020, respectively. The Company received $4,221 from stock options exercised during the six months ended June 30, 2021.

Total unrecognized stock-based compensation expense as of June 30, 2021, was $10,483 which is expected to be recognized over a weighted average period of 2.0 years.

Stock option activity for the six months ended June 30, 2021, is summarized in the following tables:

		Weighted‑
		Average
Director and Employee Options	Shares	Exercise Price
Outstanding at December 31, 2020	5,411,930	$12.52
Granted	489,719	$16.72
Exercised	513,950	$8.21
Forfeited	15,000	$7.00
Outstanding at June 30, 2021	5,372,699	$13.33
Vested at June 30, 2021	3,070,896	$15.63

		Weighted‑
		Average
LGJV Personnel Options	Shares	Exercise Price
Outstanding at December 31, 2020	43,676	$7.23
Outstanding and vested at June 30, 2021	43,676	$7.23

Deferred Stock Unit Transactions

Deferred stock units (“DSUs”) are awarded to directors at the discretion of the Board of Directors. The DSUs are fully vested on the grant date and each DSU entitles the holder to receive one share of the Company’s common stock upon the director’s cessation of continuous service. The fair value of the DSUs are equal to the fair value of the Company’s common stock on the grant date.

At June 30, 2021, there were 214,855 DSUs outstanding. The Company granted 109,316 and 5,103 DSUs during the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, 77,175 DSUs were converted to common stock.

8.         Fair Value Measurements

The Company establishes a framework for measuring the fair value of financial assets and liabilities and nonfinancial assets and liabilities, which are measured at fair value on a recurring (annual) basis in the form of a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:

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

Financial Assets and Liabilities

At June 30, 2021, and December 31, 2020, the Company’s financial instruments consist of cash and cash equivalents, receivables, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate fair value due to their short maturities.

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

9.         Commitments, Contingencies and Guarantees

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

In July 2017, the LGJV Entities entered into a loan agreement (the “Term Loan”) with Dowa whereby the LGJV Entities could borrow up to $210,000 for LGD development, with a maturity date of December 29, 2027. Interest on the Term Loan accrued daily at LIBOR plus 2.35% per annum, with the interest added to the amount borrowed until commencement of production. During 2018, the LGJV paid Dowa a $4,200 closing fee. Commencing June 30, 2021, repayment of the Term Loan in 14 consecutive semi-annual equal payments of the aggregate principal and capitalized interest began. The Company was required to pay an arrangement fee on the borrowing, calculated as 2% per annum of 70% of the outstanding principal balance, payable in semi-annual installments, on that date which is two business days prior to June 30 and December 31 each fiscal year until maturity, commencing after the initial drawdown which occurred in July 2018. The Term Loan also required additional principal payments equal to 70% of excess cash flows (as defined). As of June 30, 2021, the LGJV had $206,870 outstanding under the Term Loan.

On July 26, 2021, the Term Loan was repaid in full through capital contributions made to the LGJV by the Company and Dowa in pro-rata amounts equal to their ownership in the LGJV of 70% and 30%, respectively. In conjunction with the repayment, the Company paid to Dowa a closing fee of $10,000 and the LGJV paid to Dowa a $1,585 fee.

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

As of June 30, 2021, the Company had guaranteed 70% of the outstanding principal and accrued interest of the Term Loan in the event of default by the LGJV. The Company guarantees the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements. As of June 30, 2021, the LGJV had $9,617 outstanding under the LGJV equipment loan agreements, net of unamortized debt discount of $23, with varying maturity dates through August 2023.

10.          Discontinued Operations

In October 2020, the Company completed the distribution of its reportable U.S. segment, which was comprised of SOP. To effect the distribution, the Company distributed, on a pro rata basis, all equity interest of SOP to its stockholders of record immediately prior to completion of the initial public offering. Shareholders received approximately 0.10594 shares of common stock of SOP for every share of the Company’s common stock held. SOP became a wholly owned subsidiary of a newly created Delaware corporation named Silver Opportunity Partners Corporation, subsequently renamed SSMRC.

The results of operations for SOP have been reflected as discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2020, and consist of the following:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Operating Expenses of Discontinued Operations
Exploration	$105	$216
Pre-development	532	1,048
General and administrative	316	877
Amortization	593	1,186
Total expenses	1,546	3,327

Other Income of Discontinued Operations
Other income	(1)	(2)
Net loss of discontinued operations	$1,545	$3,325

The cash flow activity from discontinued operations for the six months ended June 30, 2020, have been reflected as discontinued operations in the condensed consolidated statement of cash flows for the six months ended June 30, 2020, and consist of the following:

June 30,
2020
Discontinued Operating Activities
Net loss	$(3,325)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	1,186
Stock compensation expense	117
Accretion expense	55
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	(304)
Other current assets	9
Net cash used by operating activities of discontinued operations	(2,262)
Financing Activities of Discontinued Operations
PPP Loan proceeds	307
Net cash provided by financing activities of discontinued operations	307

11.          Segment Information

The Company operates in a single industry as a corporation engaged in the acquisition, exploration and development of primarily silver mineral interests. The Company has mineral property interests in Mexico. The Company’s reportable segments are based on the Company’s mineral interests and management structure and include Mexico and Corporate segments. The Mexico segment engages in the development and exploration on the Company’s Mexican mineral properties and includes the Company’s investment in the LGJV. Financial information relating to the Company’s segments is as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$694	$—	$694	$211	$—	$211
General and administrative	178	4,233	4,411	190	1,353	1,543
Amortization	—	7	7	—	9	9
Equity income (loss) in affiliates	18,291	—	18,291	(8,071)	—	(8,071)
Net other income (loss)	(5)	317	312	(13)	(752)	(765)
Total assets	59,679	224,879	284,558	34,346	71,646	105,991

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$918	$—	$918	$382	$—	$382
General and administrative	332	7,682	8,014	252	2,128	2,380
Amortization	—	14	14	—	17	17
Equity income (loss) in affiliates	20,992	—	20,992	(21,516)	—	(21,516)
Net other income (loss)	(19)	(156)	(175)	(24)	(2,321)	(2,345)
Total assets	$59,679	$224,879	$284,558	$34,346	$71,646	$105,991

12.         Investment in Affiliate

During the six months ended June 30, 2021 and 2020, the Company recognized $20,992 of income and a $21,516 loss, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results. The equity income or loss in affiliate includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized over the LGJV Entities’ proven and probable reserves.

The LGJV Entities combined balance sheets as of June 30, 2021, and December 31, 2020, and the combined statements of income (loss) for the six months ended June 30, 2021 and 2020, are as follows:

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$2,242	$1,676
Receivables	23,872	3,988
Inventories	10,288	10,315
VAT receivable	46,088	50,732
Other current assets	5,502	2,891
Total current assets	87,992	69,602
Non‑Current Assets
Mine development, net	213,895	202,874
Property, plant and equipment, net	192,206	196,942
Total non‑current assets	406,101	399,816
Total Assets	$494,093	$469,418
LIABILITIES AND OWNERS' CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$31,995	$35,767
Related party payable	5,118	1,703
Accrued interest	159	101
Unearned revenue	6,034	3,276
Equipment loans	6,898	7,084
Dowa Term Loan	31,826	31,826
Working Capital Facility	—	60,000
Total current liabilities	82,030	139,757
Non‑Current Liabilities
Dowa Term Loan	172,269	187,767
Equipment loans	2,696	6,120
Reclamation obligations	12,619	12,162
Total non‑current liabilities	187,584	206,049
Owners' Capital
Capital contributions	333,768	271,368
Paid‑in capital	18,636	16,366
Accumulated deficit	(127,925)	(164,122)
Total owners' capital	224,479	123,612
Total Liabilities and Owners' Capital	$494,093	$469,418

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales	$75,005	$18,247	$121,335	$37,160

Expenses
Cost of sales	24,096	9,996	43,901	28,272
Royalties	1,415	(272)	2,299	29
Exploration	1,261	144	1,910	408
General and administrative	2,833	1,905	6,079	4,650
Depreciation, depletion and amortization	12,705	9,543	23,654	21,260
Other	—	3,416	—	3,416
	42,310	24,732	77,843	58,035
Other (income) expense
Interest expense	2,356	3,390	4,473	6,943
Arrangement fee	2,090	4,709	2,090	4,709
Accretion expense	228	212	456	424
Other (income) expense	11	—	(19)	(108)
Foreign exchange (gain) loss	(1,335)	(339)	295	5,522
	3,350	7,972	7,295	17,490
Net Income (Loss)	$29,345	$(14,457)	$36,197	$(38,365)

13.         Subsequent Events

On July 12, 2021, the Company entered into a Revolving Credit Facility (the “Credit Agreement”) with Bank of Montreal. The Credit Agreement provides for a revolving line of credit in a principal amount of $50,000 and has an accordion feature which allows for an increase in the total line of credit up to $100,000, subject to certain conditions. The Credit Agreement matures on July 31, 2024. The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The affirmative covenants consist of a leverage ratio, a liquidity covenant and an interest coverage ratio. The negative covenants include, among other things, limitations on asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates. Obligations under the Credit Agreement may be accelerated upon the occurrence of certain customary events of default. Loans under the Credit Agreement will bear interest at a rate equal to either the LIBOR rate plus a margin ranging from 3.00% to 4.00% or the U.S. Base Rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company, in each case, with such margin determined in accordance with a pricing grid based upon the Company’s consolidated net leverage ratio as of the end of the applicable period.

On July 19, 2021, the Company borrowed $13,000 under the Credit Agreement at a rate of LIBOR plus 3%.

On July 19, 2021, the Company completed a follow-on public offering of 8,930,000 shares of common stock at a price of $14.00 per share, resulting in net proceeds of $118,894, after deducting underwriting discounts and commissions and expenses payable by us.

The proceeds from the public offering, together with the funds borrowed under the Credit Agreement and cash on hand, were used to retire our 70% portion of the Dowa Term Loan at the LGJV effective July 26, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Report”) and the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021.

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

All forward-looking statements speak only as of the date on which they are made. These statements are not a guarantee of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. Important factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

●	we have a history of negative operating cash flows and net losses and we may not sustain profitability;
●	we are dependent on two principal projects for our future operations;
●	the Los Gatos Joint Venture (“LGJV”) has historically had significant debt and may incur further debt in the future, which could adversely affect the LGJV’s and our financial health and ability to obtain financing in the future and pursue certain business opportunities;
●	we have outstanding indebtedness and may incur further debt in the future, and the degree to which we are leveraged may have a material adverse effect on our business financial condition or results of operations and cash flows;
●	mineral reserve and mineral resource calculations at the CLG and the Los Gatos District are only estimates and actual production results may vary significantly from the estimates;
●	our mineral exploration efforts are highly speculative in nature and may be unsuccessful;
●	actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any future development activities will result in profitable mining operations;
●	our operations involve significant risks and hazards inherent to the mining industry;
●	the title to some of the mineral properties may be uncertain or defective;
●	the widespread outbreak of the COVID-19 pandemic and any other health epidemics, communicable diseases or public health crises could also adversely affect us, particularly in regions where we conduct our business operations;
●	the prices of silver, zinc and lead are subject to change and a substantial or extended decline in the prices of silver, zinc or lead could materially and adversely affect our revenues and the value of our mineral properties;
●	the Mexican government, as well as local governments, extensively regulate mining operations, which impose significant actual and potential costs on us, and future regulation could increase those costs, delay receipt of regulatory refunds or limit our ability to produce silver and other metals;

●	our operations are subject to additional political, economic and other uncertainties not generally associated with U.S. operations; and
●	we are required to obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may ultimately not be possible.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and information included in this Report and those described from time to time in our filings with the SEC, including, but not limited to, our 2020 10-K. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. Undue reliance should not be placed on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, except as required by law. Certain forward-looking statements are based on assumptions, qualifications and procedures, which are set out only in the technical report entitled “Los Gatos Project, Chihuahua, Mexico,” dated July 1, 2020, which was prepared in accordance with the requirements of subpart 1300 of Regulation S-K and Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (the “Los Gatos Technical Report”). For a complete description of assumptions, qualifications and procedures associated with such information, reference should be made to the full text of the Los Gatos Technical Report, which was filed as Exhibit 96.1 to our Registration Statement on Form S-1 (File No. 333-249224), filed with the SEC on October 1, 2020.

Overview

We are a U.S.-based precious metals production, development and exploration company with the objective of becoming a premier silver producer. We are currently focused on the production and continued development of the CLG and the further exploration and development of the Los Gatos District through the LGJV with Dowa:

●	The CLG, located within the Los Gatos District, Chihuahua, Mexico, consists of a 2,500 tpd polymetallic mine and processing facility that commenced production on September 1, 2019. The Los Gatos Technical Report, which has an effective date of July 1, 2020, estimates that the deposit contains approximately 9.6 million diluted tonnes of proven and probable mineral reserves (or approximately 6.7 million diluted tonnes of proven and probable mineral reserves on a 70.0% basis, representing the Company’s current ownership interest in the LGJV), with approximately 6.4 million diluted tonnes of proven mineral reserves (or approximately 4.5 million diluted tonnes of proven mineral reserves on a 70.0% basis) and approximately 3.3 million diluted tonnes of probable mineral reserves (or approximately 2.3 million diluted tonnes of probable mineral reserves on a 70.0% basis). The Los Gatos Technical Report states average proven and probable mineral reserve grades are 306 g/t silver, 0.35 g/t gold, 2.76% lead and 5.65% zinc.
●	The Los Gatos District, located in Chihuahua, Mexico, is located approximately 120 kilometers south of Chihuahua City and is comprised of a 103,087 hectares land position, constituting a new mining district. The Los Gatos District consists of 14 mineralized zones, which include three identified silver, lead and zinc deposits that contain mineral resources—the CLG, the Esther deposit and the Amapola deposit—as well as 11 additional high priority targets defined by high grade drill intersections and over 150 kilometers of outcropping quartz and calcite veins. The area is characterized by a predominant silver, lead and zinc epithermal mineralization. On September 1, 2019, the LGJV commenced production at the CLG. A core component of the LGJV’s business plan is to explore the highly prospective, underexplored Los Gatos District with the objective of identifying additional mineral deposits that can be mined and processed, possibly utilizing the CLG plant infrastructure.

Operational Update

In the first and second quarters of 2021, the LGJV achieved the following production from CLG:

CLG Production (100% Basis)	Q2 2021	Q1 2021
Tonnes mined (wmt - unreconciled)	240,047	209,832
Tonnes milled (dmt - reconciled)	230,656	203,479
Tonnes milled per day (dmt)	2,535	2,261
Average Grades
Silver grade (g/t)	322	261
Gold grade (g/t)	0.35	0.32
Lead grade (%)	2.51	2.00
Zinc grade (%)	4.41	3.24
Contained Metal
Silver ounces (millions)	2.1	1.5
Gold ounces - in lead concentrate (thousands)	1.5	1.1
Lead pounds - in lead concentrate (millions)	11.2	7.6
Zinc pounds - in zinc concentrate (millions)	14.5	8.7
Recoveries (combined lead and zinc concentrate)
Silver	89%	85%
Gold	63%	60%
Lead	90%	87%
Zinc	75%	71%

Operating costs for the three months ended June 30, 2021, were in line with management’s expectations and trending toward life-of-mine feasibility operating costs.

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

While the full impact of this pandemic is unknown, we are closely monitoring the developments of the outbreak and continually assessing the potential impact on our business. Any prolonged disruption of our operations and closure of facilities could result in additional costs incurred, production and development delays, cost overruns and operational restart costs that would negatively impact our business, financial condition and results of operations. The degree to which the pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain, continuously evolving and in many cases cannot be predicted, including, but not limited to, the duration and spread of the pandemic and its variants, its severity and the actions to contain the virus or treat its impact, such as the efficacy of vaccines (particularly with respect to emerging strains of the virus). Accordingly, there remains significant uncertainty about the duration and extent of the impact of the COVID-19 pandemic. See “Part I, Item 1A. Risk Factors” in the 2020 10-K for additional risks we face due to the COVID-19 pandemic.

Exploration Update

The Company is active in three different exploration drilling programs that are collectively estimated to require 51,400 meters of exploration and definition drilling at an expected cost of $6.1 million. The programs are further detailed below.

Cerro Los Gatos Infill and Extension Drilling Program

On December 5, 2020, the LGJV commenced a 90-hole, 27,000-meter fill and extension drilling program at the CLG within the LGJV with the goal of converting the CLG’s established 3.7 million tonnes of inferred resources to the measured and indicated category and to discover additional resources along the northwest and southeast extensions of the CLG deposit. Once completed, the Company intends to incorporate the additional measured and indicated resources into a new mine plan that will increase the proven and probable reserves and further support a possible expansion of the CLG’s production rate from 2,500 tpd to 3,000 tpd. The LGJV expects this program to cost about $2.8 million with completion anticipated by the third quarter of 2021. As of June 30, 2021, 48 holes have been drilled.

Los Gatos District Resource Expansion

On May 12, 2021, the LGJV commenced a second exploration program to expand resources throughout the Los Gatos District. The initial target is a 59-hole, 19,000-meter campaign with 50-meter spacing at the Esther deposit, to expand its initial indicated resource of 0.46 million tonnes at 133 g/t silver, 2.1% zinc, 0.7% lead and inferred resource of 2.29 million tonnes at 98 g/t silver, 3.0% zinc, and 1.6% lead. Esther is located about four kilometers from the CLG and contains similar styles of mineralization and geochemistry. The LGJV expects this program to cost about $2.7 million with completion anticipated by December 2021. As of June 30, 2021, six holes have been drilled.

Santa Valeria Project

In March 2021, the Company commenced an 18-hole, 5,400-meter exploration program on its wholly-owned Santa Valeria property. The Santa Valeria target has been developed through regional geologic work by the Company’s exploration team, which defined a large basin structure hosting the mineralization zones within the Los Gatos District. Santa Valeria is geologically comparable to CLG, and the Company believes it may contain similar mineral content. The Company expects this program to cost about $600,000 with completion anticipated by August 2021. As of June 30, 2021, 13 holes have been drilled.

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

General and Administrative Expenses

Our general and administrative expenses consist of salaries and benefits, stock compensation, professional and consultant fees, insurance and other general administration costs. Our general and administrative expenses have increased and are expected to further increase significantly as we operate as a public company. We expect higher costs related to salaries, benefits, stock compensation, legal fees, compliance and corporate governance, accounting and audit expenses, stock exchange listing fees, transfer agent and other shareholder-related fees, directors’ and officers’ and other insurance costs, and other administrative costs. We are party to a Management Services Agreement with SSMRC, pursuant to which we will provide certain limited executive and managerial advisory services to SSMRC. SSMRC reimburses us for costs of providing such services.

Equity Income (Loss) in Affiliates

Our equity income (loss) in affiliates relates to our proportional share of net income or loss incurred from the LGJV and the amortization of the basis difference between our investment in the LGJV and the net assets of the LGJV.

LGJV Arrangement Fee

Our LGJV arrangement fee consisted of arrangement fees related to the Term Loan and the Working Capital Facility (“WCF”) with Dowa prior to their extinguishment on July 26, 2021, and March 11, 2021, respectively. The arrangement fees were based on a fixed 1% and 15% rate for the Term Loan and the WCF, respectively, and 70% of the outstanding principal of the respective facility. These arrangement fees were solely our responsibility. We do not expect to incur LGJV arrangement fees beyond July 26, 2021, with respect to the WCF or Term Loan.

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

Results of Operations

The following table presents certain information relating to our operating results for the three and six months ended June 30, 2021 and 2020. In accordance with generally accepted accounting principles in the United States (‘‘GAAP’’), these financial results represent the consolidated results of operations of our Company and its subsidiary (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expenses
Exploration	$694	$211	$918	$382
General and administrative	4,411	1,543	8,014	2,380
Amortization	7	9	14	17
Total expenses	5,112	1,763	8,946	2,779

Other income (expense)
Equity income (loss) in affiliates	18,291	(8,071)	20,992	(21,516)
Other income (loss)	312	(765)	(175)	(2,345)
Net other income (expense)	18,603	(8,836)	20,817	(23,861)
Net income (loss) from continuing operations	$13,491	$(10,599)	$11,871	$(26,640)
Net loss from discontinued operations	—	(1,545)	—	(3,325)
Net income (loss)	$13,491	$(12,144)	$11,871	$(29,965)

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

For the three months ended June 30, 2021, we achieved net income from continuing operations of $13,491 thousand compared to a net loss of $10,599 thousand for the three months ended June 30, 2020. The $24,090 thousand increase in net income from continuing operations was primarily attributable to the $26,362 thousand change in equity income (loss) in affiliates from the LGJV operations, partially offset by the $2,868 thousand increase in general and administrative expense due to higher legal and consulting costs and directors and officer’s insurance premiums related to public company governance and reporting requirements, and increased stock-based compensation expense.

The improvement in our equity income (loss) in the LGJV’s operating income, which is recognized using the equity method of accounting in our financial statements, for the three months ended June 30, 2021, resulted primarily from: the increase in our ownership in the LGJV from 51.5% to 70.0% on March 11, 2021; mining and processing activities operating at design throughput for the three months ended June 30, 2021, compared to the ramp-up to design throughput during the three months ended June 30, 2020; and significantly higher metals prices for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

For the six months ended June 30, 2021, we achieved net income from continuing operations of $11,871 thousand compared to a net loss of $26,640 thousand for the six months ended June 30, 2020. The $38,511 thousand increase in net income from continuing operations was primarily attributable to the $43,898 thousand change in equity income (loss) in affiliates from the LGJV operations, partially offset by the $5,634 thousand increase in general and administrative expense due to higher legal and consulting costs and directors and officer’s insurance premiums related to public company governance and reporting requirements, and increased stock-based compensation expense.

The improvement in our equity income (loss) in the LGJV’s operating income, which is recognized using the equity method of accounting in our financial statements, for the six months ended June 30, 2021, resulted primarily from: the increase in our ownership in the LGJV from 51.5% to 70.0% on March 11, 2021; mining and processing activities operating near design throughput for the six months ended June 30, 2021, compared to the ramp-up to design throughput during the six months ended June 30, 2020; and significantly higher metals prices for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, and December 31, 2020, we had cash and cash equivalents of $29,607 thousand and $150,146 thousand, respectively, and working capital of $33,403 thousand and $151,728 thousand, respectively. The decrease in cash and cash equivalents and working capital were primarily due to our $71,550 thousand repurchase of the 18.5% interest in the LGJV from Dowa and a $42,000 thousand capital contribution to the LGJV to extinguish our 70% share of the WCF. As a result, our ownership in the LGJV increased to 70.0% and Dowa’s ownership was reduced to 30% on March 11, 2021.

On July 19, 2021, we completed a follow-on public offering of 8,930,000 shares of common stock at a price of $14.00 per share, resulting in net proceeds of $118,894 thousand, after deducting underwriting discounts and commissions and expenses payable by us.

We did not have any related party debt as of June 30, 2021, or December 31, 2020. We have no outstanding lines of credit or other bank financing arrangements as of June 30, 2021. We guaranteed 70.0% of the Term Loan (prior to the repayment of the Term Loan on July 26, 2021, as discussed further below) and all of the LGJV equipment loans as of June 30, 2021. We had certain arrangement fees obligations related to the CLG as detailed in the “LGJV Arrangement Fee” above.

We believe we have sufficient cash, access to borrowings and resources to carry out our business plans for at least the next 12 months. We are focused on our forward-looking liquidity needs. We are evaluating our ongoing fixed cost structure as well as decisions related to project retention, advancement and development. We may be required to raise additional capital or take other measures to fund future exploration and development. Significant development activities, if warranted, may require that we arrange for financing in advance of planned expenditures. In addition, we expect to continue to increase our current financial resources with external financings as long as our long-term business needs require us to do so. There can be no assurance that external financing will be available to us on acceptable terms, or at all. We manage liquidity risk through our credit facility and the management of our capital structure.

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

Dowa Debt Agreements

Dowa Term Loan

On July 11, 2017, we entered into the Term Loan with Dowa whereby the LGJV could borrow up to $210,000 thousand to finance the development of the Los Gatos project, with a maturity date of December 29, 2027. Interest accrued daily at LIBOR plus 2.35% per annum, and the interest was added to the amount borrowed until production commenced at the Los Gatos project. The LGJV was obligated to pay 14 consecutive semi-annual payments totaling the aggregate principal amount and capitalized interest beginning June 30, 2021, with payments made two business days prior to the end of each June and December. We guaranteed 70.0% of the Term Loan and were required to pay an arrangement fee on the borrowing, calculated as 2% per annum on 70% of the outstanding principal balance, payable in semi-annual installments. The Term Loan contained affirmative and negative covenants reasonably customary for similar facilities, with which the LGJV is in compliance in all material respects as of June 30, 2021.

On July 26, 2021, the LGJV repaid all amounts owed to Dowa under the Term Loan. The Company advanced a loan to the LGJV in an aggregate amount equal to 70% of the Term Loan balance, which was converted into a capital contribution to the LGJV on July 26, 2021. In conjunction with the Term Loan repayment, the Company also paid Dowa a closing fee of $10,000 thousand, for total consideration of $154,800 thousand. Dowa’s 30% portion of the Term Loan was converted into a capital contribution on July 26, 2021. The LGJV paid $386 thousand of outstanding accrued interest and a $1,585 thousand fee related to the Term Loan repayment.

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

Revolving Credit Facility

On July 12, 2021, the Company entered into a Revolving Credit Facility (the “Credit Agreement”) with Bank of Montreal, Chicago Branch. The Credit Agreement provides for a revolving line of credit in a principal amount of $50,000 and has an accordion feature, which allows for an increase in the total line of credit up to $100,000, subject to certain conditions. The Credit Agreement matures on July 31, 2024. The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The affirmative covenants consist of a leverage ratio, a liquidity covenant and an interest coverage ratio. The negative covenants include, among other things, limitations on asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates. Obligations under the Credit Agreement may be accelerated upon the occurrence of certain customary events of default. Loans under the Credit Agreement will bear interest at a rate equal to either the LIBOR rate plus a margin ranging from 3.00% to 4.00% or the U.S. Base Rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company, in each case, with such margin determined in accordance with a pricing grid based upon the Company’s consolidated net leverage ratio as of the end of the applicable period.

On July 19, 2021, the Company borrowed $13,000 under the Credit Agreement at a rate of LIBOR plus 3%.

Cash Flows

The following table presents our sources and uses of cash for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Net cash provided by (used by)
Operating activities	$(7,895)	$(9,537)
Investing activities	(116,595)	(7,573)
Financing activities	3,951	9,979
Total change in cash	$(120,539)	$(7,131)

Cash used by operating activities was $7,895 thousand and $9,537 thousand for the six months ended June 30, 2021 and 2020, respectively. The $1,642 thousand decrease in cash usage was primarily due to the loss from discontinued operations, which were reflected in the six months ended June 30, 2020, and lower arrangement fees associated with the extinguishment of the WCF, partially offset by higher general and administrative costs during the six months ended June 30, 2021.

Cash used by investing activities was $116,595 thousand and $7,573 thousand for the six months ended June 30, 2021 and 2020, respectively. The $109,022 thousand increase was primarily due to the $71,550 thousand acquisition of the 18.5% interest in the LGJV from Dowa and the $42,000 thousand pro-rata capital contribution to the LGJV for the extinguishment of the WCF in March 2021.

Cash provided by financing activities was $3,951 thousand and $9,979 thousand for the six months ended June 30, 2021 and 2020, respectively. The $6,028 thousand decrease was primarily related to the $10,000 thousand in proceeds from related party convertible debt for the six months ended June 30, 2020, partially offset by $4,221 thousand in proceeds from the issuance of common stock related to the exercise of stock options during the six months ended June 30, 2021.

Results of LGJV Operations

The following table presents information relating to the LGJV’s financial condition as of June 30, 2021, and December 31, 2020, and the operating results for the six months ended June 30, 2021 and 2020 in accordance with GAAP. Pursuant to the purchase of the 18.5% interest from Dowa on March 11, 2021, our current ownership of the LGJV is 70.0%.

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$2,242	$1,676
Receivables	23,872	3,988
Inventories	10,288	10,315
VAT receivable	46,088	50,732
Other current assets	5,502	2,891
Total current assets	87,992	69,602
Non-Current Assets
Mine development, net	213,895	202,874
Property, plant and equipment, net	192,206	196,942
Total non-current assets	406,101	399,816
Total Assets	$494,093	$469,418
LIABILITIES AND OWNERS' CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$31,995	$35,767
Related party payable	5,118	1,703
Accrued interest	159	101
Unearned revenue	6,034	3,276
Equipment loans	6,898	7,084
Dowa Term Loan	31,826	31,826
Working Capital Facility	—	60,000
Total current liabilities	82,030	139,757
Non-Current Liabilities
Dowa Term Loan	172,269	187,767
Equipment loans	2,696	6,120
Reclamation obligations	12,619	12,162
Total non-current liabilities	187,584	206,049
Owners' Capital
Capital contributions	333,768	271,368
Paid-in capital	18,636	16,366
Accumulated deficit	(127,925)	(164,122)
Total owners' capital	224,479	123,612
Total Liabilities and Owners' Capital	$494,093	$469,418

At June 30, 2021, and December 31, 2020, the LGJV had current assets of $87,992 thousand and $69,602 thousand, respectively. The increase in total current assets was primarily due to an increase in trade receivables generated from operations on the higher sales volumes generated in 2021, partially offset by a decrease in value added tax (“VAT”) receivables primarily from the ability to retain VAT collected from the higher concentrate sales. At June 30, 2021, and December 31, 2020, the LGJV had noncurrent assets of $406,101 thousand and $399,816 thousand, respectively. The increase in noncurrent assets was due to sustaining capital expenditures, primarily for mine development at the CLG, partially offset by depletion and depreciation for the six months ended June 30, 2021.

At June 30, 2021, and December 31, 2020, the LGJV had current liabilities of $82,029 thousand and $139,757 thousand, respectively. The decrease in current liabilities was primarily due to the extinguishment of the $60,000 thousand WCF on March 11, 2021. At June 30, 2021, and December 31, 2020, the LGJV had noncurrent liabilities of $187,584 thousand and $206,049 thousand, respectively. The decrease in non-current liabilities was primarily due to the first principal payment on the Dowa Term Loan and scheduled principal payments on equipment loans.

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales	$75,005	$18,247	$121,335	$37,160

Expenses
Cost of sales	24,096	9,996	43,901	28,272
Royalties	1,415	(272)	2,299	29
Exploration	1,261	144	1,910	408
General and administrative	2,833	1,905	6,079	4,650
Depreciation, depletion and amortization	12,705	9,543	23,654	21,260
Other	—	3,416	—	3,416
	42,310	24,732	77,843	58,035
Other (income) expense
Interest expense	2,356	3,390	4,473	6,943
Arrangement fee	2,090	4,709	2,090	4,709
Accretion expense	228	212	456	424
Other (income) expense	11	—	(19)	(108)
Foreign exchange (gain) loss	(1,335)	(339)	295	5,522
	3,350	7,972	7,295	17,490
Net Income (Loss)	$29,345	$(14,457)	$36,197	$(38,365)

For the three months ended June 30, 2021, the LGJV had net income of $29,345 thousand compared to a net loss of $14,457 thousand for the three months ended June 30, 2020. The change in net income (loss) was primarily due to increased revenue as a result of operating at designed throughput for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, which incurred a two-month Mexican government ordered temporary suspension of all “non-essential” operations nationwide in Mexico. Additionally, the three months ended June 30, 2021, incurred lower interest expense due to lower interest rates, lower borrowings and lower arrangement fees due to the retirement of the WCF, and by higher 2020 costs incurred directly related to the two-month Mexican government ordered temporary suspension.

For the six months ended June 30, 2021, the LGJV had net income of $36,197 thousand compared to a net loss of $38,365 thousand for the six months ended June 30, 2020. The change in net income (loss) was primarily due to increased revenue as a result of 60%, 39% and 17% increase in realized silver, zinc and lead prices, respectively, 75% and 61% higher production rates of lead and zinc concentrates, respectively, and 53% and 14% higher silver and zinc grades, respectively, as well as lower interest expense due to lower interest rates, lower borrowings and lower arrangement fees due to the retirement of the WCF, partially offset by 23% lower lead grades and 2020 costs incurred directly related to the two-month Mexican government ordered temporary suspension.

The following table presents summarized information relating to the LGJV’s cash flows for the six months ended June 30, 2021 and 2020.

LOS GATOS JOINT VENTURE

COMBINED STATEMENT OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used by)
Operating activities	$56,225	$9,115
Investing activities	(38,613)	(20,177)
Financing activities	(17,046)	15,450
Total change in cash	$566	$4,388

Cash provided by operating activities was $56,225 thousand and $9,115 thousand for the six months ended June 30, 2021 and 2020, respectively. The $47,110 thousand increase in cash provided by operating activities was primarily due to the increase in revenue for the six months ended June 30, 2021, due to higher metals prices, higher ore tonnes processed and higher ore grades, compared to the prior year period, partially offset by increased receivables from customers.

Cash used by investing activities was $38,613 thousand and $20,177 thousand for the six months ended June 30, 2021 and 2020, respectively. The $18,436 thousand increase in cash used was primarily due to higher sustaining capital expenditures for property, plant and equipment and mine development.

Cash (used by) provided by financing activities was $(17,046) thousand and $15,450 thousand for the six months ended June 30, 2021 and 2020, respectively. The $32,496 thousand change in financing cash flows was primarily due to the $15,913 thousand Term Loan payment in June 2021 and the related party loan to the LGJV during the six months ended June 30, 2020.

Non-GAAP Financial Measures

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. These non-GAAP financial measures are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

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

Reconciliation of expenses (GAAP) to non-GAAP measures

The table below presents a reconciliation between the most comparable GAAP measure of expenses to the non-GAAP measures of (i) cash costs, (ii) cash costs, net of by-product credits, (iii) co-product all-in sustaining costs and (iv) by-product all-in sustaining costs for our operations.

	Three Months Ended	Six Months Ended
(in thousands, except unit costs)	June 30, 2021	June 30, 2021
Expenses	$42,312	$77,843
Depreciation, depletion and amortization	(12,707)	(23,654)
Exploration[1]	(1,261)	(1,910)
Treatment and refining costs[2]	6,142	12,776
Cash costs	$34,486	$65,055
Sustaining capital	18,431	30,647
All-in sustaining costs	$52,917	$95,702
By-product credits[3]	(29,068)	(45,047)
All-in sustaining costs, net of by-product credits	$23,849	$50,655
Cash costs, net of by-product credits	$5,418	$20,008

Payable ounces of silver equivalent[4]	2,998	4,947
Co-product cash cost per ounce of payable silver equivalent	$11.50	$13.15
Co-product all-in sustaining cost per ounce of payable silver equivalent	$17.65	$19.35

Payable ounces of silver	1,888	3,173
By-product cash cost per ounce of payable silver	$2.87	$6.31
By-product all-in sustaining cost per ounce of payable silver	$12.63	$15.96

1 Exploration costs are not related to current operations.

2 Represent reductions on customer invoices and included in Sales of the LGJV combined statement of income (loss).

3 By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period.

4 Silver equivalents utilize the average realized prices during the six months ended June 30, 2021, of $25.40/oz silver, $1.22/lb zinc, $0.96/lb lead and $1,819.22/oz gold and the average realized prices during the three months ended June 30, 2021, of $26.18/oz silver, $1.33/lb zinc, $1.00/lb lead and $1,829.84/oz gold.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We engage in the production of silver and concentrates containing silver, lead, zinc and gold at the CLG and commenced production on September 1, 2019. Accordingly, we expect the principal source of future revenue to be the sale of silver, and to a lesser extent, lead and zinc. A significant and sustained decrease in the price of these metals from current levels could have a material and negative impact on our business, financial condition and results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2021, the Company did not issue any shares of its common stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds

On October 27, 2020, the SEC declared effective the Company’s registration statement on Form S-1 (No. 333-249224), as amended, filed in connection with the Company’s IPO. There has been no material change in the planned use of proceeds from the IPO as described in the Company’s final prospectus, filed with the SEC on October 29, 2020, pursuant to Rule 424(b) under the Securities Act.

As of June 30, 2021, the Company has used approximately $124,572 thousand of the net proceeds from the IPO, including (i) $71,550 thousand for the repurchase of the 18.5% interest in the LGJV from Dowa; (ii) $42,000 thousand for the capital contribution to the LGJV to extinguish the Company’s 70% share of the WCF; and (iii) $9,342 thousand for working capital and general corporate purposes.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2021, there were no purchases made by or on behalf of the Company or any affiliated purchaser of the Company’s common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation of Gatos Silver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 30, 2020)

3.2	Amended and Restated By-Laws of Gatos Silver, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed October 30, 2020)

10.1*	Employment Agreement dated as of June 1, 2021, between Minera Luz del Sol S. de R.L. de C.V. and Dale Andres

10.2

Confirmation Agreement, dated July 12, 2021, among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Gatos Silver, Inc. and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 12, 2021)

10.3

Revolving Credit Facility, dated July 12, 2021, between Gatos Silver, Inc. and Bank of Montreal, Chicago Branch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 12, 2021)

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATOS SILVER, INC.
(Registrant)
August 9, 2021
	By:	/s/ Stephen Orr
Stephen Orr
Chief Executive Officer
August 9, 2021
	By:	/s/ Roger Johnson
Roger Johnson
Chief Financial Officer