Form 10-Q
period 2021-09-30
Gatos Silver, Inc.
filed 2021-11-08
CIK 1517006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The Company has 700,000,000 shares of common stock, par value $0.001, authorized of which 69,134,494 were issued and outstanding as of November 1, 2021.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GATOS SILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except for share and per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$12,398	$150,146
Related party receivables	1,280	1,727
Other current assets	1,058	3,879
Total current assets	14,736	155,752
Non‑Current Assets
Investment in affiliates	393,608	109,597
Other non-current assets	41	61
Total Assets	$408,385	$265,410
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	$4,043	$4,024
Non-Current Liabilities
Credit Facility, net of debt issuance costs	12,583	—
Shareholders' Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,134,494 and 59,183,076 shares outstanding as of September 30, 2021 and December 31, 2020	117	108
Paid‑in capital	542,193	409,728
Accumulated deficit	(150,551)	(147,423)
Treasury stock, at cost, nil and 144,589 shares as of September 30, 2021 and December 31, 2020, respectively	—	(1,027)
Total shareholders' equity	391,759	261,386
Total Liabilities and Shareholders' Equity	$408,385	$265,410

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expenses
Exploration	$479	$134	$1,397	$516
General and administrative	5,994	1,965	14,008	4,345
Amortization	31	7	45	24
Total expenses	6,504	2,106	15,450	4,885

Other income (expense)
Equity income (loss) in affiliates	1,600	3,447	22,592	(18,069)
Term Loan closing fee	(10,000)	—	(10,000)	—
Other loss	(95)	(908)	(270)	(3,253)
Net other income (expense)	(8,495)	2,539	12,322	(21,322)
Net income (loss) from continuing operations	$(14,999)	$433	$(3,128)	$(26,207)
Net loss from discontinued operations	—	(1,618)	—	(4,943)
Net loss	$(14,999)	$(1,185)	$(3,128)	$(31,150)
Net income (loss) per share:
Basic(1)
Continuing operations	$(0.22)	$0.01	$(0.05)	$(0.65)
Discontinued operations	$—	$(0.04)	$—	$(0.12)
	$(0.22)	$(0.03)	$(0.05)	$(0.77)
Diluted(1)
Continuing operations	$(0.22)	$0.01	$(0.05)	$(0.65)
Discontinued operations	$—	$(0.04)	$—	$(0.12)
	$(0.22)	$(0.03)	$(0.05)	$(0.77)
Weighted average shares outstanding:
Basic(1)	67,325,644	40,506,144	62,210,848	40,505,790
Diluted(1)	67,325,644	40,506,144	62,210,848	40,505,790

(1)	Prior period results have been adjusted to reflect the two-for-one reverse split in October 2020.

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except for share amounts)

	Number		Amount
	Common	Treasury	Common	Treasury	Paid‑in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2020	59,183,076	144,589	$108	$(1,027)	$409,728	$(147,423)	$261,386
Stock‑based compensation	—	—	—	—	1,078	—	1,078
Issuance of common stock	182,453	—	—	—	1,559	—	1,559
DSUs converted to common stock	43,523	—	—	—	—	—	—
Other	—	—	—	—	(262)	—	(262)
Net loss	—	—	—	—	—	(1,620)	(1,620)
Balance at March 31, 2021	59,409,052	144,589	$108	$(1,027)	$412,103	$(149,043)	$262,141
Stock‑based compensation	—	—	—	—	2,490	—	2,490
Issuance of common stock	331,497	—	—	—	2,662	—	2,662
DSUs converted to common stock	33,652	—	—	—	—	—	—
Other	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	13,491	13,491
Balance at June 30, 2021	59,774,201	144,589	$108	$(1,027)	$417,248	$(135,552)	$280,777
Stock‑based compensation	—	—	—	—	2,167	—	2,167
Issuance of common stock, net	9,288,747	(144,589)	9	1,027	121,637	—	122,673
DSU compensation	—	—	—	—	1,141	—	1,141
DSUs converted to common stock	71,546	—	—	—	—	—	—
Net loss	—	—	—	—	—	(14,999)	(14,999)
Balance at September 30, 2021	69,134,494	—	$117	$—	$542,193	$(150,551)	$391,759

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED) (Continued)

(In thousands, except for share amounts)

	Number(1)		Amount
	Common	Treasury	Common	Treasury	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2019	40,323,430	144,589	$80	$(1,027)	$375,921	$(225,583)	149,391
Stock-based compensation	—	—	—	—	1,031	—	1,031
DSU compensation	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	(17,821)	(17,821)
Balance at March 31, 2020	40,323,430	144,589	$80	$(1,027)	$377,013	$(243,404)	$132,662
Stock-based compensation	—	—	—	—	1,086	—	1,086
Net loss	—	—	—	—	—	(12,144)	(12,144)
Balance at June 30, 2020	40,323,430	144,589	$80	$(1,027)	$378,099	$(255,548)	$121,604
Stock-based compensation	—	—	—	—	1,105	—	1,105
Net loss	—	—	—	—	—	(1,185)	(1,185)
Balance at September 30, 2020	40,323,430	144,589	$80	$(1,027)	$379,204	$(256,733)	$121,524

(1)	Prior period results have been adjusted to reflect the two-for-one reverse split in October 2020.

See accompanying notes to the condensed consolidated financial statements.

6

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(3,128)	$(31,150)
Plus net loss from discontinued operations	—	4,943
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization	45	24
Stock‑based compensation expense	5,755	3,043
Equity (income) loss in affiliates	(22,592)	18,069

Changes in operating assets and liabilities:
Receivables from related‑parties	446	(3,788)
Accounts payable and other accrued liabilities	1,159	146
Other current assets	2,821	(4)
Operating cash flows from discontinued operations	—	(3,181)
Net cash used by operating activities	(15,494)	(11,898)

INVESTING ACTIVITIES
Investment in affiliates	(261,439)	(8,383)
Investing cash flows from discontinued operations	—	(22)
Net cash used by investing activities	(261,439)	(8,405)

FINANCING ACTIVITIES
Related‑party convertible debt	—	15,000
Credit Facility	13,000	—
Financing costs	(7,274)	(722)
Issuance of common stock	132,873	—
Issuance of treasury stock	1,027	—
Other	(441)	260
Financing cash flows from discontinued operations	—	307
Net cash provided by financing activities	139,185	14,845
Net decrease in cash and cash equivalents	(137,748)	(5,458)
Cash and cash equivalents, beginning of period	150,146	9,085
Cash and cash equivalents, end of period	12,398	3,627
Less cash of discontinued operations	—	619
Cash of continuing operations, end of period	$12,398	$3,008
Interest paid	$67	$—

Supplemental disclosure of noncash transactions:
Deferred financing costs included in accounts payable and accrued liabilities	$—	$882
Director fees in accrued liabilities converted to deferred share units	$1,141	$61
Conversion of related party accounts receivable into LGJV capital contributions	$—	$9,448

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

The Company’s primary efforts are focused on the operation of the Los Gatos Joint Venture (“LGJV”) in Chihuahua, Mexico. On January 1, 2015, the Company entered into the LGJV to develop the Los Gatos District (“LGD”) with Dowa Metals and Mining Co., Ltd. (“Dowa”). Until July 15, 2021, the LGJV operating entities consisted of Minera Plata Real S. de R.L. de C.V (“MPR”), Operaciones San Jose del Plata S. de R.L. de C.V. and Servicios San Jose del Plata S. de R.L. de C.V. (“Servicios”) (collectively the “LGJV Entities”). Effective July 15, 2021, Servicios was merged into MPR.

Dowa completed its $50,000 funding requirement to the LGJV on April 1, 2016, thereby acquiring a 30% interest in the LGJV and the right to purchase future zinc-concentrate production at market rates. The LGJV completed a feasibility study in January 2017 and a technical update to the feasibility study in July 2020. In May 2019, Dowa increased its ownership interest by 18.5% to 48.5% through the conversion of the remaining Dowa MPR Loan (as defined in Note 9 —Commitments, Contingencies and Guarantees) to equity. On March 11, 2021, the Company repurchased the 18.5% interest from Dowa. See Note 9—Commitments, Contingencies and Guarantees for further discussion. As of September 30, 2021, the LGJV ownership is 70.0% Gatos Silver and 30.0% Dowa.

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

The Company’s other Mexico exploration efforts are conducted through its wholly-owned subsidiary, Minera Luz del Sol S. de R.L. de C.V. (“MLS”). In March 2021, MLS commenced a 5,400-meter exploration program on its wholly-owned Santa Valeria project, located approximately 15 kilometers from the Cerro Los Gatos deposit.

Discontinued Operations

In October 2020, the Company completed the distribution of its wholly-owned subsidiary, Silver Opportunity Partners LLC (“SOP”), and SOP has been presented as discontinued operations in the Company’s condensed consolidated financial statements. See Note 11 – Discontinued Operations for additional detail.

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

The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which are necessary for a fair presentation for the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10- K”).

Summary of Significant Accounting Policies

The consolidated financial statements for the year ended December 31, 2020, disclose those accounting policies considered significant in determining results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the 2020 10-K.

Recent Accounting Pronouncements

The Company adopted the provision of Accounting Standards Update No. 2019-12, Income Taxes (Topic 740). This provision did not have a material impact on the financial statements. There have been no additional accounting pronouncements issued or adopted during the nine months ended September 30, 2021, which are expected to have a material impact on the financial statements.

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

4.           Accounts Payable and Other Accrued Liabilities

	September 30,	December 31,
	2021	2020
Accounts payable	$263	$560
Accrued expenses	955	1,240
Accrued compensation	2,565	1,964
Other	260	260
Total accounts payable and other current liabilities	$4,043	$4,024

5.           Related-Party Transactions

LGJV

The Company has a services agreement with the LGJV to provide certain consulting and administrative services. The Company earned $1,250 and $900 under this agreement for the three months ended September 30, 2021 and 2020, respectively, and during the nine months ended September 30, 2021 and 2020, the Company earned $3,750 and $3,000, respectively. The Company received $4,117 and nil from the LGJV under this agreement for the nine months ended September 30, 2021 and 2020. The Company had receivables under this agreement of $833 and $1,200 as of September 30, 2021 and December 31, 2020, respectively. The Company also incurs certain LGJV costs and provides short term advances that are reimbursed by the LGJV.

SSMRC

The Company has a Management Services Agreement with Sunshine Silver Mining & Refining Corporation (“SSMRC”) (formerly Silver Opportunity Partners Corporation), pursuant to which the Company provides certain limited executive and managerial advisory services to SSMRC until terminated by either party. SSMRC reimburses the Company for costs of such services. The Company earned nil from SSMRC under this agreement for the three months ended September 30, 2021 and 2020, respectively, and during the nine months ended September 30, 2021 and 2020, the Company earned $16 and nil, respectively.

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

For both the three and nine months ended September 30, 2021 and 2020, all stock options outstanding have been excluded from the dilutive earnings per share calculation as their effect would be anti-dilutive.

7.           Stockholders’ Equity

The Company is authorized to issue 700,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

On July 19, 2021, the Company completed a public offering of 8,930,000 shares of common stock at a price of $14.00 per share, resulting in net proceeds of $118,894, after deducting underwriting discounts and commissions and expenses paid by the Company. On August 18, 2021, the Company issued an additional 286,962 shares of common stock at a price of $14.00 per share, through the exercise of the over-allotment option, with net proceeds from the additional issuance of $3,837, after deducting underwriting discounts and commissions and expenses paid by the Company.

Stock Option Transactions

The Company’s stock options have a contractual term of 10 years and entitle the holder to purchase shares of the Company’s common stock. The options granted to the Company’s employees and LGJV personnel prior to 2020 have a requisite service period of four years and vest in equal annual installments. Starting in 2020, the options granted to the Company’s employees and LGJV personnel generally have a requisite service period of three years. The sign on options granted to the Company’s President in June 2021 vest in three equal tranches, the first of which vested immediately, and the remainder on the first and second anniversaries of employment with the Company, subject to continued employment on such vesting dates. The options granted to non-employee directors prior to 2020 have a requisite service period of one year and vest in equal monthly installments. The options granted to non-employee directors in January 2020 have a requisite service period of one and a half years and vest in monthly installments. The options granted to non-employee directors in June 2020 have a requisite service period of one year and vest in semi-annual installments.

The Company granted 489,719 and 810,333 stock options during the nine months ended September 30, 2021 and 2020, respectively. The weighted-average grant-date fair value per share was $9.53 and $6.73 for the nine months ended September 30, 2021 and 2020, respectively. The Company received $4,862 from stock options exercised during the nine months ended September 30, 2021.

Total unrecognized stock-based compensation expense as of September 30, 2021, was $8,346 which is expected to be recognized over a weighted average period of 1.9 years.

Stock option activity for the nine months ended September 30, 2021, is summarized in the following tables:

		Weighted‑
		Average
Director and Employee Options	Shares	Exercise Price
Outstanding at December 31, 2020	5,411,930	$12.52
Granted	489,719	$16.72
Exercised	585,735	$8.30
Forfeited	15,000	$7.00
Outstanding at September 30, 2021	5,300,914	$13.39
Vested at September 30, 2021	3,366,804	$15.11

		Weighted‑
		Average
LGJV Personnel Options	Shares	Exercise Price
Outstanding at December 31, 2020	43,676	$7.23
Outstanding and vested at September 30, 2021	43,676	$7.23

Deferred Stock Unit Transactions

Deferred stock units (“DSUs”) are awarded to directors at the discretion of the Board of Directors. The DSUs are fully vested on the grant date and each DSU entitles the holder to receive one share of the Company’s common stock upon the director’s cessation of continuous service. In addition, senior executives are eligible to elect to defer receipt of any portion of cash compensation or equity compensation awards other than from the exercise of stock options and take payment in the form of DSUs. Non-employee directors are eligible to elect to defer receipt of any portion of annual retainers or meeting awards and take payment in the form of DSUs. The DSU entitles the holder to receive one share of the Company’s common stock at either a date specified in the deferral election or cessation of service, whichever comes first. The fair value of the DSUs are equal to the fair value of the Company’s common stock on the grant date.

At September 30, 2021, there were 144,958 DSUs outstanding. The Company granted 110,965 and 5,103 DSUs during the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, 148,721 DSUs were converted to common stock.

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

Financial Assets and Liabilities

At September 30, 2021, and December 31, 2020, the Company’s financial instruments consisted of cash and cash equivalents, receivables, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate fair value due to their short maturities.

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

In July 2017, the LGJV Entities entered into a loan agreement (the “Term Loan”) with Dowa whereby the LGJV Entities could borrow up to $210,000 for LGD development, with a maturity date of December 29, 2027. Interest on the Term Loan accrued daily at LIBOR plus 2.35% per annum, with the interest added to the amount borrowed until commencement of production. During 2018, the LGJV paid Dowa a $4,200 closing fee. Commencing June 30, 2021, repayment of the Term Loan in 14 consecutive semi-annual equal payments of the aggregate principal and capitalized interest began. The Company was required to pay an arrangement fee on the borrowing, calculated as 2% per annum of 70% of the outstanding principal balance, payable in semi-annual installments, on that date which was two business days prior to June 30 and December 31 each fiscal year until maturity, commencing after the initial drawdown which occurred in July 2018. The Term Loan also required additional principal payments equal to 70% of excess cash flows (as defined).

On July 26, 2021, the Term Loan was repaid in full through capital contributions made to the LGJV by the Company and Dowa in pro-rata amounts equal to their ownership in the LGJV of 70% and 30%, respectively. In conjunction with the repayment, the Company and the LGJV paid closing fees to Dowa of $10,000 and $1,585, respectively.

On January 23, 2018, the LGJV entered into a loan agreement with Dowa (the “Dowa MPR Loan”) whereby the LGJV could borrow up to $65,700 to continue LGD development. Interest on this loan accrued daily at LIBOR plus 1.5% per annum and was added to the amount borrowed. The amount borrowed plus accrued interest was due the earlier of June 30, 2019, or upon the Cerro Los Gatos mine’s substantial completion. If the Company’s 70% portion of the Dowa MPR Loan was not repaid in full on or before the due date, Dowa could elect to convert all or a portion of the principal amount into additional LGJV ownership at a favorable conversion rate.

The Company contributed $18,200 to the LGJV in May 2019 to provide funding for a partial repayment of principal and interest related to the Dowa MPR Loan. In late May 2019, the Dowa MPR Loan was fully extinguished with a cash payment of $18,200 and the conversion of the remaining $50,737 of principal and interest. The conversion of the remaining principal and interest increased Dowa’s ownership in the LGJV entities by 18.5% to 48.5%. On March 11, 2021, the Company repurchased the 18.5% interest from Dowa, for a total consideration of $71,550, increasing the Company’s ownership in the LGJV to 70.0%. These transactions resulted in a $47,400 higher basis than the underlying net assets of the LGJV Entities. This basis difference is being amortized over the LGJV Entities proven and probable reserves.

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

The Company guarantees the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements. As of September 30, 2021, the LGJV had $7,588 outstanding under the LGJV equipment loan agreements, net of unamortized debt discount of $19, with varying maturity dates through August 2023.

10.Debt

On July 12, 2021, the Company entered into a Revolving Credit Facility (the “Credit Facility”). The Credit Facility provides for a revolving line of credit in a principal amount of $50,000 and has an accordion feature which allows for an increase in the total line of credit up to $100,000, subject to certain conditions. The Credit Facility matures on July 31, 2024. Loans under the Credit Facility will bear interest at a rate equal to either the LIBOR rate plus a margin ranging from 3.00% to 4.00% or the U.S. Base Rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company, in each case, with such margin determined in accordance with the Company’s consolidated net leverage ratio as of the end of the applicable period. The Credit Facility contains affirmative and negative covenants that are customary for credit agreements of this nature. The affirmative covenants consist of a leverage ratio, a liquidity covenant and an interest coverage ratio. The negative covenants include, among other things, limitations on asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates. Obligations under the Credit Facility may be accelerated upon the occurrence of certain customary events of default. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2021.

On July 19, 2021, the Company borrowed $13,000 under the Credit Facility at a rate of LIBOR plus 3%. The Company has presented the Credit Facility net of the debt issuance costs and will amortize the debt issuance costs on a straight-line basis over the term of the Credit Facility. The Company recognized amortization of debt issuance costs of $25 for both the three and nine months ended September 30, 2021. Unamortized debt issuance cost was $417 as of September 30, 2021.

The Company recognized interest expense of $82 for both the three and nine months ended September 30, 2021, which has been recorded on the statements of operations under other loss. The Company paid interest of $67 for both the three and nine months ended September 30, 2021.

11.          Discontinued Operations

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

The results of operations for SOP have been reflected as discontinued operations in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020, and consist of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Operating Expenses of Discontinued Operations
Exploration	$102	$318
Pre-development	506	1,554
General and administrative	423	1,300
Amortization	588	1,774
Total expenses	1,619	4,946

Other Income of Discontinued Operations
Other income	(1)	(3)
Net loss of discontinued operations	$1,618	$4,943

The cash flow activity from discontinued operations for the nine months ended September 30, 2020, have been reflected as discontinued operations in the condensed consolidated statement of cash flows for the nine months ended September 30, 2020, and consists of the following:

September 30,
2020
Operating Activities of Discontinued Operations
Net loss	$(4,943)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	1,774
Stock compensation expense	179
Accretion expense	82
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	(226)
Other current assets	(47)
Net cash used by operating activities of discontinued operations	(3,181)
Investing Activities of Discontinued Operations
Purchase of property, plant and equipment	(22)
Net cash used by investing activities of discontinued operations	(22)
Financing Activities of Discontinued Operations
PPP Loan proceeds	307
Net cash provided by financing activities of discontinued operations	307

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

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$479	$—	$479	$134	$—	$134
General and administrative	577	5,417	5,994	195	1,770	1,965
Amortization	—	31	31	—	7	7
Equity income in affiliates	1,600	—	1,600	3,447	—	3,447
Term Loan closing fee	—	10,000	10,000	—	—	—
Net other loss (income)	15	80	95	(2)	910	908
Total assets	61,373	347,012	408,385	37,359	75,574	112,933

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$1,397	$—	$1,397	$516	$—	$516
General and administrative	909	13,099	14,008	447	3,898	4,345
Amortization	—	45	45	—	24	24
Equity income (loss) in affiliates	22,592	—	22,592	(18,069)	—	(18,069)
Term Loan closing fee	—	10,000	10,000	—	—	—
Net other loss	34	236	270	22	3,231	3,253
Total assets	$61,373	$347,012	$408,385	$37,359	$75,574	$112,933

13.         Investment in Affiliate

During the three months ended September 30, 2021 and 2020, the Company recognized $1,600 and $3,447 of income, respectively, and during the nine months ended September 30, 2021 and 2020, the Company recognized $22,592 of income and a $18,069 loss, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results. The equity income or loss in affiliate includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized over the utilization of the LGJV Entities’ proven and probable reserves.

The LGJV Entities combined balance sheets as of September 30, 2021, and December 31, 2020, and the combined statements of income (loss) for the three months and nine months ended September 30, 2021 and 2020, are as follows:

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$9,941	$1,676
Receivables	6,961	3,988
Inventories	10,027	10,315
VAT receivable	47,096	50,732
Other current assets	2,543	2,891
Total current assets	76,568	69,602
Non‑Current Assets
Mine development, net	222,128	202,874
Property, plant and equipment, net	192,675	196,942
Total non‑current assets	414,803	399,816

Total Assets	$491,371	$469,418

LIABILITIES AND OWNERS' CAPITAL

Current Liabilities
Accounts payable and accrued liabilities	$32,951	$35,767
Related party payable	1,299	1,703
Accrued interest	45	101
Unearned revenue	—	3,276
Equipment loans	6,365	7,084
Dowa Term Loan	—	31,826
Working Capital Facility	—	60,000
Total current liabilities	40,660	139,757

Non‑Current Liabilities
Dowa Term Loan	—	187,767
Equipment loans	1,224	6,120
Reclamation obligations	12,846	12,162
Total non‑current liabilities	14,070	206,049

Owners' Capital
Capital contributions	540,638	271,368
Paid‑in capital	18,405	16,366
Accumulated deficit	(122,402)	(164,122)
Total owners' capital	436,641	123,612
Total Liabilities and Owners' Capital	$491,371	$469,418

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales	$56,991	$44,021	$178,326	$81,181

Expenses
Cost of sales	26,374	17,224	70,275	45,496
Royalties	1,181	1,343	3,480	1,372
Exploration	1,595	166	3,505	574
General and administrative	3,414	1,900	9,493	6,550
Depreciation, depletion and amortization	12,734	11,817	36,388	33,077
Other	—	—	—	3,416
	45,298	32,450	123,141	90,485
Other expense
Interest expense	847	2,862	5,320	9,805
Loss on Term Loan extinguishment	4,359	—	4,359	—
Arrangement fee	—	1,576	2,090	6,285
Accretion expense	228	212	684	636
Other income	(61)	—	(80)	(108)
Foreign exchange loss	47	(867)	342	4,655
	5,420	3,783	12,715	21,273

Income (loss) before taxes	6,273	7,788	42,470	(30,577)

Mexico mining tax	750	—	750	—

Net income (loss)	$5,523	$7,788	$41,720	$(30,577)

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

Forward-Looking Statements

This Report contains statements that constitute “forward looking information” and “forward-looking statements” within the meaning of U.S. and Canadian securities laws. Forward-looking statements are often identified by words such as ‘‘may,’’ ‘‘might,’’ ‘‘could,’’ ‘‘would,’’ ‘‘achieve,’’ ‘‘budget,’’ ‘‘scheduled,’’ ‘‘forecasts,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue,’’ the negative of these terms and other comparable terminology. These forward-looking statements may include, but are not limited to, those relating to projections of our future financial performance, our anticipated growth strategies and anticipated trends in our industry, production from the Cerro Los Gatos Mine (“CLG”), our expectations relating to further exploration of the Los Gatos District (“LGD”) and the Santa Valeria property, estimated calculations of mineral reserves and resources at our properties, anticipated expenses, tax benefits, future strategic infrastructure development at the CLG and our requirements for additional capital.

All forward-looking statements speak only as of the date on which they are made. These statements are not a guarantee of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. Important factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

●	we have a history of negative operating cash flows and net losses and we may not sustain profitability;
●	we are dependent on two principal projects for our future operations;
●	the Los Gatos Joint Venture (“LGJV”) has historically had significant debt and may incur further debt in the future, which could adversely affect the LGJV’s and our financial health and ability to obtain financing in the future and pursue certain business opportunities;
●	we have outstanding indebtedness and may incur further debt in the future, and the degree to which we are leveraged may have a material adverse effect on our business financial condition or results of operations and cash flows;
●	mineral reserve and mineral resource calculations at the CLG and the LGD are only estimates and actual production results may vary significantly from the estimates;
●	our mineral exploration efforts are highly speculative in nature and may be unsuccessful;
●	actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any future development activities will result in profitable mining operations;
●	our operations involve significant risks and hazards inherent to the mining industry;
●	the title to some of the mineral properties may be uncertain or defective;
●	the widespread outbreak of the COVID-19 pandemic and any other health epidemics, communicable diseases or public health crises could also adversely affect us, particularly in regions where we conduct our business operations;
●	the prices of silver, zinc and lead are subject to change and a substantial or extended decline in the prices of silver, zinc or lead could materially and adversely affect our revenues and the value of our mineral properties;
●	the Mexican government, as well as local governments, extensively regulate mining operations, which impose significant actual and potential costs on us, and future regulation could increase those costs, delay receipt of regulatory refunds or limit our ability to produce silver and other metals;

●	our operations are subject to additional political, economic and other uncertainties not generally associated with U.S. operations; and
●	we are required to obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may ultimately not be possible.

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

Overview

We are a U.S.-based precious metals production, development and exploration company with the objective of becoming a premier silver producer. We are currently focused on the production and continued development of the CLG and the further exploration and development of the LGD through the LGJV with Dowa:

●	The CLG, located within the LGD, Chihuahua, Mexico, consists of a 2,500 tpd polymetallic mine and processing facility that commenced production on September 1, 2019. The Los Gatos Technical Report, which has an effective date of July 1, 2020, estimates that the deposit contains approximately 9.6 million diluted tonnes of proven and probable mineral reserves (or approximately 6.7 million diluted tonnes of proven and probable mineral reserves on a 70.0% basis, representing the Company’s current ownership interest in the LGJV), with approximately 6.4 million diluted tonnes of proven mineral reserves (or approximately 4.5 million diluted tonnes of proven mineral reserves on a 70.0% basis) and approximately 3.3 million diluted tonnes of probable mineral reserves (or approximately 2.3 million diluted tonnes of probable mineral reserves on a 70.0% basis). The Los Gatos Technical Report states average proven and probable mineral reserve grades are 306 g/t silver, 0.35 g/t gold, 2.76% lead and 5.65% zinc.
●	The LGD, located in Chihuahua, Mexico, is located approximately 120 kilometers south of Chihuahua City and is comprised of a 103,087 hectares land position, constituting a new mining district. The LGD consists of 14 mineralized zones, which include three identified silver, lead and zinc deposits that contain mineral resources—the CLG, the Esther deposit and the Amapola deposit—as well as 11 additional high priority targets defined by high grade drill intersections and over 150 kilometers of outcropping quartz and calcite veins. The area is characterized by a predominant silver, lead and zinc epithermal mineralization. On September 1, 2019, the LGJV commenced production at the CLG. A core component of the LGJV’s business plan is to explore the highly prospective, underexplored LGD with the objective of identifying additional mineral deposits that can be mined and processed, possibly utilizing the CLG plant infrastructure.

Operational Update

In the first three quarters of 2021, the LGJV achieved the following production from CLG:

CLG Production (100% Basis)	Q3 2021	Q2 2021	Q1 2021	2021 YTD
Tonnes mined (wmt - unreconciled)	242,899	240,047	209,832	692,778
Tonnes milled (dmt - reconciled)	234,054	230,656	203,479	668,189
Tonnes milled per day (dmt)	2,544	2,535	2,261	2,448
Average Grades
Silver grade (g/t)	256	322	261	282
Gold grade (g/t)	0.30	0.35	0.32	0.32
Lead grade (%)	2.35	2.51	2.00	2.3
Zinc grade (%)	4.10	4.41	3.24	3.95
Contained Metal
Silver ounces (millions)	1.7	2.1	1.5	5.3
Gold ounces - in lead concentrate (thousands)	1.3	1.5	1.1	3.9
Lead pounds - in lead concentrate (millions)	10.8	11.2	7.6	29.6
Zinc pounds - in zinc concentrate (millions)	13.5	14.5	8.7	36.7
Recoveries (combined lead and zinc concentrate)
Silver	89%	89%	85%	88%
Gold	63%	63%	60%	62%
Lead	91%	90%	87%	90%
Zinc	74%	75%	71%	74%

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic temporarily affected our operations in 2020 in part due to the loss of revenue resulting from the 45-day government mandated temporary suspension of all nonessential activities at the LGJV’s CLG site and the expenses associated with the development and implementation of COVID-19 protocols. We believe we have taken appropriate steps to minimize the risk to our employees and to maintain normal business operations. We may take further actions as may be required by government authorities or as we determine are in the best interests of our employees and business partners which may cause additional closures of some or all of our operations in the future.

While the full impact of this pandemic is unknown, we are closely monitoring the developments of the outbreak and continually assessing the potential impact on our business. More recently, new variants of COVID-19, such as the Delta variant, that are significantly more contagious than previous strains, have emerged. The spread of these new strains is causing many government authorities to reimplement tighter restrictions in an effort to lessen the spread of COVID-19 and its variants. Any prolonged disruption of our operations and closure of facilities could result in additional costs being incurred, production and development delays, cost overruns and operational restart costs that would negatively impact our business, financial condition and results of operations. The degree to which the pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain, continuously evolving and in many cases cannot be predicted, including, but not limited to, the duration and spread of the pandemic and its variants; its severity; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and the potential hesitancy to utilize them; general economic factors, such as increased inflation; supply chain constraints; and labor supply issues. Accordingly, there remains significant uncertainty about the duration and extent of the impact of the COVID-19 pandemic. See “Part I, Item 1A. Risk Factors” in the 2020 10-K for additional risks we face due to the COVID-19 pandemic.

Exploration Update

The Company is active in three separate exploration drilling programs that collectively are estimated to require 51,400 meters of exploration and definition drilling at an expected total cost of $7,700 thousand including Dowa's share of LGJV exploration expenditures. The programs are further detailed below.

Cerro Los Gatos Infill and Extension Drilling Program

On December 5, 2020, the LGJV commenced a 90-hole, 27,000-meter fill and extension drilling program at the CLG within the LGJV with the goal of converting the CLG’s established 3.7 million tonnes of inferred resources to the measured and indicated category and to discover additional resources along the northwest and southeast extensions of the CLG deposit. Once completed, the Company intends to incorporate the additional measured and indicated resources into a new mine plan that will increase the proven and probable reserves and further support a possible expansion of the CLG’s production rate from 2,500 tpd to 3,000 tpd. The LGJV expanded the drilling program to 132 holes during the third quarter of 2021. The $4,400 thousand program is anticipated to be completed by June 30, 2022. As of September 30, 2021, 78 holes have been drilled.

Los Gatos District Resource Expansion

On May 12, 2021, the LGJV commenced a second exploration program to expand resources throughout the LGD. The initial target is a 59-hole, 19,000-meter campaign with 50-meter spacing at the Esther deposit, to expand its initial indicated resource of 0.46 million tonnes at 133 g/t silver, 2.1% zinc, 0.7% lead and inferred resource of 2.29 million tonnes at 98 g/t silver, 3.0% zinc, and 1.6% lead. Esther is located about four kilometers from the CLG and contains similar styles of mineralization and geochemistry. The $2,700 thousand program is anticipated to be complete by January 31, 2022. As of September 30, 2021, 18 holes have been drilled.

Santa Valeria Project

In March 2021, the Company commenced an 18-hole, 5,400-meter exploration program on its wholly-owned Santa Valeria property. The Santa Valeria target has been developed through regional geologic work by the Company’s exploration team, which defined a large basin structure hosting the mineralization zones within the LGD. Santa Valeria is geologically comparable to CLG, and the Company believes it may contain similar mineral content. As of September 30, 2021, the $600,000 program was completed, and the Company is analyzing the drill data.

Components of Results of Operations

Operating Expenses

Exploration Expenses

We conduct exploration activities under mining concessions in Mexico. We expect exploration expenses to increase significantly as we continue to expand our exploration activities at the LGD and our other exploration properties. Our exploration expenses primarily consist of drilling costs, lease concession payments, assay costs and geological and support costs at our exploration properties.

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

LGJV Arrangement Fee

Our LGJV arrangement fee consisted of arrangement fees related to the Term Loan and the Working Capital Facility (“WCF”) with Dowa prior to their extinguishment on July 26, 2021, and March 11, 2021, respectively. The arrangement fees were based on a fixed 1% and 15% rate for the Term Loan and the WCF, respectively, and 70% of the outstanding principal of the respective facility. These arrangement fees were solely our responsibility. We did not incur LGJV arrangement fees beyond July 26, 2021, on the WCF or Term Loan.

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

Royalties

Exploration activities are conducted on the LGD mining concessions and on the Company’s 100% owned Santa Valeria concessions in Mexico. Mineral and concession lease payments are required to be paid to various entities to secure the appropriate claims or surface rights. Certain of these agreements also have royalty payments that were triggered when we began producing and selling metal-bearing concentrate.

Results of Operations

The following table presents certain information relating to our operating results for the three and nine months ended September 30, 2021 and 2020. In accordance with generally accepted accounting principles in the United States (“GAAP”), these financial results represent the consolidated results of operations of our Company and its subsidiary (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expenses
Exploration	$479	$134	$1,397	$516
General and administrative	5,994	1,965	14,008	4,345
Amortization	31	7	45	24
Total expenses	6,504	2,106	15,450	4,885

Other income (expense)
Equity income (loss) in affiliates	1,600	3,447	22,592	(18,069)
Term Loan closing fee	(10,000)	—	(10,000)	—
Other loss	(95)	(908)	(270)	(3,253)
Net other income (expense)	(8,495)	2,539	12,322	(21,322)
Net income (loss) from continuing operations	$(14,999)	$433	$(3,128)	$(26,207)
Net loss from discontinued operations	—	(1,618)	—	(4,943)
Net loss	$(14,999)	$(1,185)	$(3,128)	$(31,150)

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

For the three months ended September 30, 2021, we experienced a net loss from continuing operations of $14,999 thousand compared to net income of $433 thousand for the three months ended September 30, 2020. The $15,432 thousand decrease in net income from continuing operations was primarily attributable to the $10,000 thousand Term Loan closing fee paid to Dowa, the $1,847 thousand decrease in equity income in affiliates from the LGJV operations, and the $4,029 thousand increase in general and administrative expense due to: 1) higher legal, consulting and directors and officer’s insurance costs related to public company governance and reporting requirements, 2) increased stock-based compensation expense, and 3) costs relating to a separation agreement entered into with a departing executive officer during the current year quarter.

The decrease in equity income in the LGJV’s operating income for the three months ended September 30, 2021, resulted from the loss on the Term Loan extinguishment, lower ore grades processed, estimated Mexico mining taxes, new in 2021, based on estimated income of the mining entity of the LGJV, and estimated statutorily entitled employee profit sharing on the LGJV operations, also new in 2021, during the three months ended September 30, 2021, partially offset by higher metals prices and higher throughput for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, and higher interest expense and arrangement fees incurred on the WCF and Term Loan for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021, we experienced a net loss from continuing operations of $3,128 thousand compared to a net loss of $26,207 thousand for the nine months ended September 30, 2020. The $23,079 thousand decrease in net loss from continuing operations was primarily attributable to the $40,661 thousand change in equity income (loss) in affiliates from the LGJV operations, partially offset by the $10,000 thousand Term Loan closing fee paid to Dowa and the $9,663 thousand increase in general and administrative expense due to: 1) higher legal, consulting and directors and officer’s insurance costs related to public company governance and reporting requirements, 2) increased stock-based compensation expense, and 3) costs relating to a separation agreement entered into with a departing executive officer during the current year quarter.

The improvement in equity income (loss) in the LGJV’s operating income, for the nine months ended September 30, 2021, resulted primarily from: the increase in our ownership in the LGJV from 51.5% to 70.0% on March 11, 2021; mining and processing activities operating near design throughput for the nine months ended September 30, 2021, compared to the ramp-up to design throughput during the nine months ended September 30, 2020; and significantly higher metals prices for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $12,398 thousand and $150,146 thousand, respectively, and working capital of $10,693 thousand and $151,728 thousand, respectively. The decrease in cash and cash equivalents and working capital were primarily due to our $71,550 thousand repurchase of the 18.5% interest in the LGJV from Dowa, the $42,000 thousand capital contribution to the LGJV used to extinguish our 70% share of the WCF, the $144,809 thousand capital contribution to the LGJV used to extinguish our 70% share of the Term Loan repayment, and the $10,000 thousand closing fee paid to Dowa; partially offset by proceeds from the July 2021 follow-on public offering and $13,000 thousand borrowing under the Credit Facility. As a result of the 18.5% repurchase, our ownership in the LGJV increased to 70.0% and Dowa’s ownership was reduced to 30% on March 11, 2021.

On July 19, 2021, we completed a public offering of 8,930,000 shares of common stock at a price of $14.00 per share, resulting in net proceeds of $118,894 thousand, after deducting underwriting discounts and commissions and expenses paid by us. On August 18, 2021, the Company issued an additional 286,962 shares of common stock at a price of $14.00 per share, through the exercise of the over-allotment option, with net proceeds from the additional issuance of $3,837 thousand, after deducting underwriting discounts and commissions and expenses paid by us.

On July 12, 2021, the Company entered into a Revolving Credit Facility (the “Credit Facility”). The Credit Facility provides for a $50,000 thousand revolving line of credit and has an accordion feature, which allows for an increase in the total line of credit up to $100,000 thousand, subject to certain conditions. As of September 30, 2021, $13,000 thousand was outstanding under the Credit Facility. For additional information, see “—Liquidity and Capital Resources—Revolving Credit Facility” below.

We guarantee the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements. As of September 30, 2021, the LGJV had $7,588 outstanding under the LGJV equipment loan agreements, net of unamortized debt discount.

We believe we have sufficient cash and access to borrowings and other resources to carry out our business plans for at least the next 12 months. We are focused on our forward-looking liquidity needs. We are evaluating our ongoing fixed cost structure as well as decisions related to project retention, advancement and development. We may be required to raise additional capital or take other measures to fund future exploration and development. Significant development activities, if warranted, may require that we arrange for financing in advance of planned expenditures. In addition, we expect to continue to increase our current financial resources with external financings as long as our long-term business needs require us to do so. There can be no assurance that external financing will be available to us on acceptable terms, or at all. We manage liquidity risk through our credit facility and the management of our capital structure.

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

On July 26, 2021, the LGJV repaid all amounts owed to Dowa under the Term Loan. In conjunction with the Term Loan repayment, the Company also paid Dowa a $10,000 thousand closing fee. To fund its 70% portion of the Term Loan repayment, the Company loaned $144,800 thousand to the LGJV. This loan was converted into a capital contribution to the LGJV on July 26, 2021. Dowa’s 30% portion of the Term Loan was also converted into a capital contribution on July 26, 2021. The LGJV paid $386 thousand of outstanding accrued interest and a $1,585 thousand closing fee related to the Term Loan repayment.

Los Gatos Working Capital Facility

On May 30, 2019, we entered into the WCF with the LGJV and Dowa, under which Dowa agreed to provide a maximum of $60,000 thousand for the benefit of the LGJV, with a maturity date of June 28, 2021. Interest payable under the WCF was LIBOR plus 3% per annum and was payable by the LGJV. We guaranteed 70% of this facility and were required to pay an arrangement fee on the borrowing, calculated as 15.0% per annum on 70.0% of the average daily principal amount outstanding during the relevant fiscal quarter. The full principal amount of the WCF was drawn down by the LGJV as of September 2019. On March 11, 2021, we and Dowa contributed $42,000 thousand and $18,000 thousand, respectively, in capital to the LGJV, extinguishing the WCF.

Revolving Credit Facility

On July 12, 2021, the Company entered into the Credit Facility. The Credit Facility provides for a $50,000 thousand revolving line of credit with an accordion feature, which allows for an increase in the total line of credit up to $100,000 thousand, subject to certain conditions. The Credit Facility matures on July 31, 2024. The Credit Facility contains affirmative and negative covenants that are customary for credit agreements of this nature. The affirmative covenants consist of a leverage ratio, a liquidity covenant and an interest coverage ratio. The negative covenants include, among other things, limitations on asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates. Obligations under the Credit Facility may be accelerated upon the occurrence of certain customary events of default. Loans under the Credit Facility bear interest at a rate equal to either the LIBOR rate plus a margin ranging from 3.00% to 4.00% or the U.S. Base Rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company, in each case, with such margin determined in accordance with a pricing grid based upon the Company’s consolidated net leverage ratio as of the end of the applicable period.

On July 19, 2021, the Company borrowed $13,000 thousand under the Credit Facility at a rate of LIBOR plus 3%. As of September 30, 2021, $13,000 thousand was outstanding under the Credit Agreement.

Cash Flows

The following table presents our sources and uses of cash for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net cash provided by (used by)
Operating activities	$(15,494)	$(11,898)
Investing activities	(261,439)	(8,405)
Financing activities	139,185	14,845
Total change in cash	$(137,748)	$(5,458)

Cash used by operating activities was $15,494 thousand and $11,898 thousand for the nine months ended September 30, 2021 and 2020, respectively. The $3,596 thousand increase in cash usage was primarily due to the $10,000 thousand closing fee paid to Dowa and higher general and administrative costs, partially offset by favorable working capital changes from operations and discontinued operations spun off in October 2020.

Cash used by investing activities was $261,439 thousand and $8,405 thousand for the nine months ended September 30, 2021 and 2020, respectively. The $253,034 thousand increase was primarily due to the $144,809 thousand capital contribution to the LGJV used to extinguish our 70% share of the Term Loan repayment, the $71,550 thousand acquisition of the 18.5% interest in the LGJV from Dowa and the $42,000 thousand pro-rata capital contribution to the LGJV for the extinguishment of the WCF in March 2021.

Cash provided by financing activities was $139,185 thousand and $14,845 thousand for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, cash provided by financing activities primarily reflected the $125,599 thousand in net proceeds from the issuance of common stock in a follow-on public offering and the $13,000 thousand in borrowings under the Credit Facility. For the nine months ended September 30, 2020, cash provided by financing activities primarily reflected the $15,000 thousand in proceeds from related party borrowings.

Results of LGJV Operations

The following table presents information relating to the LGJV’s financial condition as of September 30, 2021 and December 31, 2020, and the operating results for the three and nine months ended September 30, 2021 and 2020, in accordance with GAAP. Pursuant to the purchase of the 18.5% interest from Dowa on March 11, 2021, our current ownership of the LGJV is 70.0%.

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30,	December 31,
	2021	2020
ASSETS

Current Assets
Cash and cash equivalents	$9,941	$1,676
Receivables	6,961	3,988
Inventories	10,027	10,315
VAT receivable	47,096	50,732
Other current assets	2,543	2,891
Total current assets	76,568	69,602
Non-Current Assets
Mine development, net	222,128	202,874
Property, plant and equipment, net	192,675	196,942
Total non-current assets	414,803	399,816

Total Assets	$491,371	$469,418

LIABILITIES AND OWNERS' CAPITAL

Current Liabilities
Accounts payable and accrued liabilities	$32,951	$35,767
Related party payable	1,299	1,703
Accrued interest	45	101
Unearned revenue	—	3,276
Equipment loans	6,365	7,084
Dowa Term Loan	—	31,826
Working Capital Facility	—	60,000
Total current liabilities	40,660	139,757

Non-Current Liabilities
Dowa Term Loan	—	187,767
Equipment loans	1,224	6,120
Reclamation obligations	12,846	12,162
Total non-current liabilities	14,070	206,049
Owners' Capital
Capital contributions	540,638	271,368
Paid-in capital	18,405	16,366
Accumulated deficit	(122,402)	(164,122)
Total owners' capital	436,641	123,612
Total Liabilities and Owners' Capital	$491,371	$469,418

At September 30, 2021, and December 31, 2020, the LGJV had current assets of $76,568 thousand and $69,602 thousand, respectively. The increase in total current assets was primarily due to an increase in cash and trade receivables generated from operations on the higher sales volumes generated in 2021, partially offset by a decrease in value added tax (“VAT”) receivables primarily from the ability to retain VAT collected from the higher concentrate sales. At September 30, 2021, and December 31, 2020, the LGJV had noncurrent assets of $414,803 thousand and $399,816 thousand, respectively. The increase in noncurrent assets was due to sustaining capital expenditures, primarily for mine development at the CLG, partially offset by depletion and depreciation for the nine months ended September 30, 2021.

At September 30, 2021, and December 31, 2020, the LGJV had current liabilities of $40,660 thousand and $139,757 thousand, respectively. The decrease in current liabilities was primarily due to the extinguishment of the $60,000 thousand WCF on March 11, 2021, and the extinguishment of the $31,286 thousand current portion of the Term Loan in July 2021. At September 30, 2021, and December 31, 2020, the LGJV had noncurrent liabilities of $14,070 thousand and $206,049 thousand, respectively. The decrease in non-current liabilities was primarily due to the principal payment and the July 2021 extinguishment of the Term Loan and scheduled equipment loan payments.

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales	$56,991	$44,021	$178,326	$81,181

Expenses
Cost of sales	26,374	17,224	70,275	45,496
Royalties	1,181	1,343	3,480	1,372
Exploration	1,595	166	3,505	574
General and administrative	3,414	1,900	9,493	6,550
Depreciation, depletion and amortization	12,734	11,817	36,388	33,077
Other	—	—	—	3,416
	45,298	32,450	123,141	90,485
Other expense
Interest expense	847	2,862	5,320	9,805
Loss on Term Loan extinguishment	4,359	—	4,359	—
Arrangement fee	—	1,576	2,090	6,285
Accretion expense	228	212	684	636
Other income	(61)	—	(80)	(108)
Foreign exchange loss	47	(867)	342	4,655
	5,420	3,783	12,715	21,273

Income (loss) before taxes	6,273	7,788	42,470	(30,577)

Mexico mining tax	750	—	750	—

Net income (loss)	$5,523	$7,788	$41,720	$(30,577)

For the three months ended September 30, 2021, the LGJV had net income of $5,523 thousand compared to net income of $7,788 thousand for the three months ended September 30, 2020. The decrease in net income was primarily due to the loss on the Term Loan extinguishment in July 2021, partially offset by lower interest expense due to lower interest rates, lower borrowings and lower arrangement fees resulting from the retirement of the WCF and Term Loan.

For the nine months ended September 30, 2021, the LGJV had net income of $41,720 thousand compared to a net loss of $30,577 thousand for the nine months ended September 30, 2020. The change in net income (loss) was primarily due to increased revenue as a result of 30%, 35% and 17% increases in realized silver, zinc and lead prices, respectively, 67% and 50% higher production rates of lead and zinc concentrates, respectively, 27% and 9% higher silver and zinc ore grades, respectively, and lower interest expense due to lower interest rates, lower borrowings and lower arrangement fees resulting from the retirement of the WCF and Term Loan, partially offset by 1% lower lead ore grades and costs incurred directly related to the two-month Mexican government ordered temporary suspension of operations relating to the COVID-19 pandemic during the prior year period.

The following table presents summarized information relating to the LGJV’s cash flows for the nine months ended September 30, 2021 and 2020.

LOS GATOS JOINT VENTURE

COMBINED STATEMENT OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used by)
Operating activities	$84,964	$31,411
Investing activities	(57,698)	(44,208)
Financing activities	(19,001)	13,492
Total change in cash	$8,265	$695

Cash provided by operating activities was $84,964 thousand and $31,411 thousand for the nine months ended September 30, 2021 and 2020, respectively. The $53,553 thousand increase in cash provided by operating activities was primarily due to the increase in revenue due to higher metals prices, higher processed ore tonnes and higher ore grades for the nine months ended September 30, 2021, compared to the prior year period, partially offset by increased receivables from customers.

Cash used by investing activities was $57,698 thousand and $44,208 thousand for the nine months ended September 30, 2021 and 2020, respectively. The $13,490 thousand increase in cash used was primarily due to higher expenditures for property, plant and equipment and mine development.

Cash (used by) provided by financing activities was ($19,001) thousand and $13,492 thousand for the nine months ended September 30, 2021 and 2020, respectively. The $32,493 thousand change in financing cash flows was primarily due to the $144,809 thousand retirement of the Term Loan in July 2021, the $60,000 thousand extinguishment of the WCF in March 2021, and the $15,913 thousand Term Loan payment in June 2021, partially offset by the $207,209 thousand of capital contributions in 2021 and the proceeds from the $18,904 thousand related party loans to the LGJV during the nine months ended September 30, 2020.

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

Reconciliation of expenses (GAAP) to non-GAAP measures

The table below presents a reconciliation between the most comparable GAAP measure of the LGJV’s expenses to the non-GAAP measures of (i) cash costs, (ii) cash costs, net of by-product credits, (iii) co-product all-in sustaining costs and (iv) by-product all-in sustaining costs for our operations.

	Three Months Ended	Nine Months Ended
(in thousands, except unit costs)	September 30, 2021	September 30, 2021
Expenses	$45,298	$123,141
Depreciation, depletion and amortization	(12,734)	(36,388)
Exploration[1]	(1,595)	(3,505)
Treatment and refining costs[2]	3,596	16,372
Cash costs	$34,565	$99,620
Sustaining capital	21,180	51,864
All-in sustaining costs	$55,745	$151,484
By-product credits[3]	(28,780)	(73,402)
All-in sustaining costs, net of by-product credits	$26,965	$78,082
Cash costs, net of by-product credits	$5,785	$26,218

Payable ounces of silver equivalent[4]	2,849	7,837
Co-product cash cost per ounce of payable silver equivalent	$12.13	$12.71
Co-product all-in sustaining cost per ounce of payable silver equivalent	$19.57	$19.33

Payable ounces of silver	1,614	4,782
By-product cash cost per ounce of payable silver	$3.58	$5.48
By-product all-in sustaining cost per ounce of payable silver	$16.71	$16.33

1 Exploration costs are not related to current operations.

2 Represent reductions on customer invoices and included in Sales of the LGJV combined statement of income (loss).

3 By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period.

4 Silver equivalents utilize the average realized prices during the nine months ended September 30, 2021 of $24.03/oz silver, $1.29/lb zinc, $0.97/lb lead and $1,799/oz gold and the average realized prices during the three months ended September 30, 2021 of $23.31/oz silver, $1.40/lb zinc, $0.99/lb lead and $1,776/oz gold.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2021, the Company did not issue any shares of its common stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

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

As of September 30, 2021, the Company has used approximately $131,972 thousand of the net proceeds from the IPO, including (i) $71,550 thousand for the repurchase of the 18.5% interest in the LGJV from Dowa; (ii) $42,000 thousand for the capital contribution to the LGJV to extinguish the Company’s 70% share of the WCF; and (iii) $16,742 thousand for working capital and general corporate purposes.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended September 30, 2021, there were no purchases made by or on behalf of the Company or any affiliated purchaser of the Company’s common stock.

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

10.1

Confirmation Agreement, dated July 12, 2021, among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Gatos Silver, Inc. and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 12, 2021)

10.2

Revolving Credit Facility, dated July 12, 2021, between Gatos Silver, Inc. and Bank of Montreal, Chicago Branch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 12, 2021)

10.3

Separation Agreement, dated as of September 1, 2021, between Gatos Silver, Inc. and John Kinyon (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 2, 2021)

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 1350 Certification

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATOS SILVER, INC.
(Registrant)
November 8, 2021
	By:	/s/ Stephen Orr
Stephen Orr
Chief Executive Officer
November 8, 2021
	By:	/s/ Roger Johnson
Roger Johnson
Chief Financial Officer