Form 10-K
period 2021-12-31
Gatos Silver, Inc.
filed 2023-03-20
CIK 1517006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39649

GATOS SILVER, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2654848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

925 W Georgia Street, Suite 910

Vancouver, British Columbia, Canada V6C 3L2

(Address of principal executive offices) (Zip Code)

(604) 424-0984

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GATO	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

As of June 30, 2022, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $115,071,927 based on the closing price of the registrant’s common stock on the New York Stock Exchange.

As of February 23, 2023, the number of shares of Registrant’s common stock outstanding was 69,162,223.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

EXPLANATORY NOTE

On January 25, 2022, we (meaning Gatos Silver, Inc., which is also referred to herein as “our”, “us”, “Gatos Silver” or the “Company”) announced that, during our mineral resource and mineral reserve update process for the Los Gatos Joint Venture (“LGJV”), we concluded that there were errors in the technical report for the Cerro Los Gatos Mine (“CLG”) with an effective date of July 1, 2020, as well as indications that there may be an overestimation in the resource model. At that time, we announced that we were focused on producing a new LOM plan (capitalized terms not otherwise defined are defined in the Glossary of Technical Terms) and that we were working with independent engineering consultants to prepare new mineral resource and reserve estimates, including a new resource model, that would form the basis of a new technical report which was expected to be delivered in the second half of 2022. We also announced that the Company’s financial statements for the year ended December 31, 2021 may be affected by the ongoing analysis of the aforementioned mineral resource and mineral reserve matters and that we would be unable to timely file our Annual Report on Form 10-K for the year ended December 31, 2021 because we required additional time to prepare a new LOM plan, mineral reserve estimate and financial statements, and to assess the effectiveness of our internal controls over financial reporting to ensure adequate recognition and disclosure of the information required to be included in the Annual Report on Form 10-K.

On March 18, 2022, we confirmed that we would delay the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 and the CEO and CFO certifications contained in therein (collectively, the “Required Documents”), beyond the prescribed deadline of March 31, 2022. In the interim, we applied to the applicable Canadian securities regulatory authorities for a management cease trade order, which provides a mechanism restricting the CEO and CFO from trading in the Company’s securities while allowing the stock to continue trading on the Toronto Stock Exchange (the “TSX”). The management cease trade order was granted on April 1, 2022, and subsequently further management cease trade orders were granted (together, the “MCTO”). We have satisfied the provisions of the alternative information guidelines in accordance with Canadian securities regulatory instrument, National Policy 12-203 – Management Cease Trade Orders, by issuing bi-weekly status reports in the form of news releases and we intend to continue to do so until the situation is rectified.

On October 3, 2022, we announced an updated mineral reserve estimate, mineral resource estimate and LOM plan including the details relating thereto.

On October 13, 2022, we received a notice that the New York Stock Exchange’s Listings Operations Committee had agreed to provide the Company with an additional trading period through April 15, 2023, subject to reassessment on an ongoing basis, to complete and file the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent Quarterly Reports on Form 10-Q with the U.S. Securities and Exchange Commission. We were advised that NYSE Regulation would closely monitor the Company’s progress with the milestones and timing submitted to NYSE Regulation, and failure to achieve these interim milestones could result in accelerated trading suspension prior to the end of the April 15, 2023, trading period and, in addition, if the Company did not file its required SEC filings by April 15, 2023, the NYSE would initiate suspension and delisting procedures. On October 14, 2022, we received notice from the TSX approving an extension to file our annual financial statements for the year ended December 31, 2021, until January 31, 2023, an extension to file our interim financial statements for the periods ended March 31, 2022, and June 30, 2022, until February 28, 2023 and an extension for holding the Company’s annual shareholders’ meeting until March 31, 2023. On January 23, 2023, the TSX approved our request to extend the timeline to file our annual financial statements for the year ended December 31, 2021, as well as its interim financial statements for the periods March 31, 2022, June 30, 2022, and September 30, 2022, to March 31, 2023.

On November 14, 2022, we announced that we had filed an independent technical report summary prepared in accordance with subpart 1300 of Regulation S-K on the EDGAR section of the Securities and Exchange Commission website and a corresponding independent technical report prepared in accordance National Instrument 43-101 - Standards of Disclosure for Mineral Projects in Canada under the Company’s profile on SEDAR at www.sedar.com (collectively, the “2022 Technical Reports”).

On November 14, 2022 we also announced the appointment of Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm, effective immediately. On that date, we announced that EY will be auditing and reporting on the Company’s consolidated financial statements for the financial years ended December 31, 2021 and December 31, 2022, including review of the Company’s quarterly unaudited interim financial information for 2022 and that all delayed filings, including the 2021 audit and the reviews of the first three quarters of 2022, were expected be completed before the end of the first quarter of 2023.

The appointment of EY followed the resignation of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm on September 28, 2022. See “Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.”

Notice Regarding Mineral Disclosure

Mineral Reserves and Resources

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and applicable Canadian securities laws, and as a result, we have separately reported our mineral reserves and mineral resources according to the standards applicable to those requirements. U.S. reporting requirements are governed by subpart 1300 of Regulation S-K (“S-K 1300”), as issued by the U.S. Securities and Exchange Commission (“SEC”). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of consistency and confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions. All disclosure of mineral resources and mineral reserves in this report is reported in accordance with S-K 1300. See Item 1A. Risk Factors; Risks Related to Our Operations Mineral reserve and mineral resource calculations at the CLG and at other deposits in the LGD are only estimates and actual production results and future estimates may vary significantly from the current estimates.”

The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves reported pursuant to S-K 1300. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically. Definitions of technical terms are included below for reference.

Technical Report Summaries and Qualified Persons

The technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by Tony Scott P. Geo, Senior Vice President of Corporate Development and Technical Services. The technical information herein that relates to the CLG and Esther 2022 Mineral Resource was based upon information set out in the Los Gatos Technical Report prepared by or under the supervision of Ronald Turner, MAusIMM(CP), an employee of Golder Associates. The technical information that relates to the 2022 Mineral Reserve, the 2022 LOM plan and other economic analyses was based upon information set out in the Los Gatos Technical Report was based upon information prepared by or under the supervision of Paul Gauthier, P.Eng. an employee of Golder Associates. Mr. Scott, Mr. Turner and Mr. Gauthier are each a “qualified person” under S-K 1300 and have reviewed the contents of this Form 10-K. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Los Gatos Technical Report which is included as an exhibit to this Report.

Glossary of Technical Terms

Certain terms and abbreviations used in this Report are defined below:

“Ag” means the chemical symbol for the element silver.

“AISC” means all-in sustaining cost.

“Au” means the chemical symbol for the element gold.

“By-Product” is a secondary metal or mineral product recovered in the milling process. For the CLG operation, silver is the primary metal product by value and zinc, lead and gold are by-products.

“Concentrate” is the product of physical concentration processes, such as flotation or gravity concentration, which involves separating ore minerals from unwanted waste rock. Concentrates require subsequent processing (such as smelting or leaching) to break down or dissolve the ore minerals and obtain the desired elements, usually metals.

“Dilution” is an estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an orebody.

“Feasibility Study” is a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.

“Grade” means the concentration of each ore metal in a rock sample, usually given as weight percent. Where extremely low concentrations are involved, the concentration may be given in grams per tonne (g/t), the grade of an ore deposit is calculated, often using sophisticated statistical procedures, as an average of the grades of a very large number of samples collected from the deposit.

“g/t” means grams per tonne.

“Hectare” is a metric unit of area equal to 10,000 square meters (2.471 acres).

“indicated mineral resources” or “indicated resources” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

“inferred mineral resources” or “inferred resources” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

“LOM” means life of mine.

“Los Gatos Technical Report” means the Technical Report titled “Mineral Resource and Reserve Update, Los Gatos Joint Venture, Chihuahua, Mexico,” prepared by Golder Associates, dated November 10, 2022 with an effective date of July 1, 2022, which was prepared in accordance with the requirements of S-K 1300 and NI 43-101.

“masl” is meters above sea level.

“mineral reserves” or “reserves” the estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Mineral reserves quantified herein are on a 100% basis unless otherwise stated.

“mineral resources” or “resources” a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

“measured mineral resources” is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

“M&I” means Measured Mineral Resources and Indicated Mineral Resources.

“NI 43-101” means National Instrument 43-101 — Standards of Disclosure for Mineral Projects adopted by the Canadian Securities Administrators.

“NSR” means Net Smelter Return: the proceeds returned from the smelter and/or refinery to the mine owner less certain costs.

“oz” means a troy ounce.

“Pb” means the chemical symbol for the element lead.

“probable mineral reserve” means the economically mineable part of an indicated and, in some cases, a measured mineral resource.

“proven mineral reserve” means the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

“S-K 1300” means 17.C.F.R § 229.1300 through § 229.1305.

“tailings” is the material that remains after all economically and technically recovered metals have been removed from the ore during processing.

“tonne,” means a metric tonne, equivalent to 1,000 kg or 2,204.6 pounds. “tonne” is referenced under the “Grade” definition.

“Zn” means the chemical symbol for the element zinc.

Cautionary Information about Forward-Looking Statements

This Report contains statements that constitute “forward looking information” and “forward-looking statements” within the meaning of U.S. and Canadian securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “may,” “might,” “could,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include, but are not limited to, the following:

●	estimates of future mineral production and sales;
●	estimates of future production costs, other expenses and taxes for specific operations and on a consolidated basis;
●	estimates of future cash flows and the sensitivity of cash flows to gold, copper, silver, lead, zinc and other metal prices;
●	estimates of future capital expenditures, construction, production or closure activities and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding or timing thereof;
●	estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates;
●	estimates of mineral reserves and mineral resources statements regarding future exploration results and mineral reserve and mineral resource replacement and the sensitivity of mineral reserves to metal price changes;
●	statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future debt repayments;
●	statements regarding future dividends and returns to shareholders;
●	estimates regarding future exploration expenditures, programs and discoveries;
●	statements regarding fluctuations in financial and currency markets;
●	estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;
●	expectations regarding statements regarding future transactions, including, without limitation, statements related to future acquisitions and projected benefits, synergies and costs associated with acquisitions and related matters;
●	expectations of future equity and enterprise value;
●	expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;
●	statements regarding future hedge and derivative positions or modifications thereto;
●	statements regarding local, community, political, economic or governmental conditions and environments;
●	statements and expectations regarding the impacts of COVID-19 and variants thereof and other health and safety conditions;

●	statements regarding the impacts of changes in the legal and regulatory environment in which we operate, including, without limitation, relating to regional, national, domestic and foreign laws;
●	statements regarding climate strategy and expectations regarding greenhouse gas emission targets and related operating costs and capital expenditures;
●	statements regarding expected changes in the tax regimes in which we operate, including, without limitation, estimates of future tax rates and estimates of the impacts to income tax expense, valuation of deferred tax assets and liabilities, and other financial impacts;
●	estimates of income taxes and expectations relating to tax contingencies or tax audits;
●	estimates of future costs, accruals for reclamation costs and other liabilities for certain environmental matters, including without limitation, in connection with water treatment and tailings management;
●	statements relating to potential impairments, revisions or write-offs, including without limitation, the result of fluctuation in metal prices, unexpected production or capital costs, or unrealized mineral reserve potential;
●	estimates of pension and other post-retirement costs;
●	statements regarding estimates of timing of adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements;
●	estimates of future cost reductions, synergies, savings and efficiencies in connection with full potential programs and initiatives; and
●	expectations regarding future exploration and the development, growth and potential of operations, projects and investments, including in respect of the Cerro Los Gatos Mine (“CLG”) and the Los Gatos District (“LGD”).

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. These statements are not a guarantee of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. Important factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the risks set forth under “Risk Factors Summary” below, which are discussed in further detail in “Item 1A—Risk Factors.” Such factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Report and those described from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”). These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. Undue reliance should not be placed on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, except as required by law. Certain forward-looking statements are based on assumptions, qualifications and procedures which are set out only in the Los Gatos Technical Report. For a complete description of assumptions, qualifications and procedures associated with such information, reference should be made to the full text of the Los Gatos Technical Report.

Risk Factors Summary

We are subject to a variety of risks and uncertainties, including risks related to our business and industry; risks related to government regulations and international operations; risks related to the ownership of our common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	we have a history of negative operating cash flows and net losses and we may not sustain profitability;
●	we are currently dependent on the CLG and the LGD for our future operations. The LGD (other than the CLG) does not currently have proven or probable mineral reserves; we may not be able to extend the current CLG life of mine by adding proven or probable mineral reserves;
●	we and/or the LGJV may incur further debt in the future, which could adversely affect the LGJV’s and our financial health and ability to obtain financing in the future and pursue certain business opportunities;
●	mineral reserve and mineral resource calculations at the CLG and other deposits in the CLG are only estimates and actual production results or future estimates may vary significantly from the current estimates;
●	our and the LGJV’s mineral exploration efforts are highly speculative in nature and may be unsuccessful;
●	actual operating costs, capital costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any future development activities will result in profitable mining operations;
●	our operations involve significant risks and hazards inherent to the mining industry;
●	the ability to mine and process ore at the CLG and other future operations may be adversely impacted in certain circumstances, some of which may be unexpected and not in our control;
●	land reclamation and mine closure may be burdensome and costly and such costs may exceed our estimates;
●	we may be materially and adversely affected by challenges relating to stability of underground openings;
●	the title to some of the mineral properties may be uncertain or defective and we may be unable to obtain necessary surface and other rights to explore and exploit some mineral properties;
●	we are subject to the risk of labor disputes, which could adversely affect our business, and which risk may be increased due to the unionization in the LGJV workforce;
●	our success depends on developing and maintaining relationships with local communities and stakeholders;
●	the prices of silver, zinc and lead are subject to change and a substantial or extended decline in the prices of silver, zinc or lead could materially and adversely affect our revenues of the LGJV and the value of our mineral properties;
●	the Mexican federal and state governments, as well as local governments, extensively regulate mining operations, which impose significant actual and potential costs on us, and future regulation could increase those costs, delay receipt of regulatory refunds or limit our ability to produce silver and other metals;

●	our operations are subject to additional political, economic and other uncertainties not generally associated with U.S. operations;
●	we are required to obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may ultimately not be possible;
●	Electrum and its affiliates and MERS have a substantial degree of influence over us, which could delay or prevent a change of corporate control or result in the entrenchment of our management and/or Board of Directors;
●	we are currently, and may in the future be, subject to claims and legal proceedings that could materially and adversely impact our financial position, financial performance and results of operations; and
●	we have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these deficiencies (or fail to identify and/or remediate other possible material weaknesses), we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

For a more complete discussion of the material risk factors applicable to us, see “Item 1A—Risk Factors.”

PART I

Item 1.  Business

Our Company

We are a Canadian headquartered, Delaware incorporated precious metals exploration, development and production company with the objective of becoming a leading silver producer. We were formed on February 2, 2011, when our predecessor Precious Metals Opportunities LLC, which was formed in December 2009, converted to a Delaware corporation. On March 1, 2011, Los Gatos Ltd. Merged with and into us to form Sunshine Silver Mines Corporation. In 2014, we changed our name to Sunshine Silver Mining & Refining Corporation.

In conjunction with the initial public offering (“IPO”) completed on October 30, 2020, the Company effected a reorganization (the “Reorganization”) in which (i) the Company changed its name from Sunshine Silver Mining & Refining Corporation to Gatos Silver, Inc., (ii) Silver Opportunity Partners LLC, which held the Company’s interest in the Sunshine Complex in Idaho, comprised of the Sunshine Mine and the Sunshine Big Creek Refinery, became a wholly owned subsidiary of a newly created Delaware corporation named Silver Opportunity Partners Corporation (“SOP”), (iii) all equity interest in SOP was distributed to the Company’s shareholders, and (iv) each share of the Company’s common stock was split at a ratio of two-for-one (the “Reverse Split”). The Reverse Split did not have any effect on the stated par value of the Company’s common stock and the rights and privileges of the holders of shares of Common Stock were unaffected. All common stock and options outstanding immediately prior to the Reverse Split were appropriately adjusted by dividing the number of shares of common stock into which the options are exercisable or convertible by two and multiplying the exercise or conversion price thereof by two.

Our primary efforts are focused on the operation of the LGJV in Chihuahua, Mexico. The LGJV was formed on January 1, 2015 when we entered into the Unanimous Omnibus Partner Agreement with Dowa Metals and Mining Co., Ltd. (“Dowa”) to further explore, and potentially develop and operate mining properties within the LGD. The entities comprising the LGJV are Minera Plata Real S. de R.L. de C.V. (‘‘MPR’’), Operaciones San Jose de Plata S. de R.L. de C.V (“OSJ”). (collectively, the ‘‘LGJV Entities’’), following the merger of Servicios San Jose de Plata S. de R.L. de C.V. (“Servicios”) into MPR effective July 15, 2021. The LGJV Entities own mineral rights and certain surface associated with the LGD. The LGJV ownership is currently 70% Gatos Silver and 30% Dowa. On September 1, 2019, the LGJV commenced commercial production at CLG, which produces silver containing lead concentrate and zinc concentrate. The LGJV’s lead and zinc concentrates are sold to third-party customers. Pursuant to the Unanimous Omnibus Partner Agreement, Dowa has the right to purchase 100% of the zinc concentrate produced from the CLG, at rates negotiated in good faith based on industry pricing benchmarks, and agreed between Dowa and MPR. The Unanimous Omnibus Partner Agreement currently requires unanimous partner approval of all major operating decisions (such as annual budgets, the creation of security interests on property, and certain major expenditures).

In addition to our 70% interest in the LGD, we have 100% ownership of the Santa Valeria property, located in Chihuahua, Mexico, which comprises 1,543 hectares and could provide additional opportunities for resource growth.

Our Principal Projects

We are currently focused on the production and continued development of the CLG and the further exploration and development of the LGD:

●	The CLG, located within the LGD, described below, consists of a polymetallic mine and processing facility that commenced commercial production on September 1, 2019 and currently processes over 2,800 tonnes per day (“tpd”) of ore. The Los Gatos Technical Report estimates that, as of July 1, 2022, the deposit contains approximately 6.07 million diluted tonnes of proven and probable mineral reserves (mineral reserves and mineral resources stated herein are on a 100% basis unless otherwise stated and mineral resources are stated exclusive of mineral reserves) with approximately 2.32 million diluted tonnes of proven mineral reserves and approximately 3.75 million tonnes of probable mineral reserves. Average proven and probable mineral reserve grades are 244 g/t silver, 4.48% zinc, 2.14% lead and 0.27 g/t gold. As of July 1, 2022, the measured and indicated mineral resource (exclusive of reserves) was 1.94 million tonnes grading 96 g/t silver, 3.01% zinc, 1.56% lead and 0.19 g/t gold with 0.38 million tonnes of measured resource and 1.55 million tonnes of indicated resource and the inferred mineral resource (exclusive of reserves) was 2.09 million tonnes grading 113 g/t silver, 4.30% zinc, 2.45% lead and 0.20 g/t gold at the CLG. The mineral reserve estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2022 and exclude material that was mined before that effective date. From July 1, 2022 to December 31, 2022, approximately 525,000 tonnes of material was processed by the CLG mill. This processed material included mineral reserve tonnes, and to a lesser extent mineral resource tonnes as well as mineralized material not included in the mineral resource. The mineral resource estimates for the CLG have an effective date of July 1, 2022 and have not been updated since that time. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for mining recovery.
●	The LGD, located in Chihuahua, Mexico, is approximately 120 kilometers south of Chihuahua City and is comprised of a 103,087 hectare land position, constituting a new mining district. The LGD consists of multiple mineralized zones. Two of the identified mineralized zones, Cerro Los Gatos and Esther have reported mineral resources. The Los Gatos Technical Report estimates that the Esther deposit contains 0.28 million tonnes of indicated mineral resources at average grades of 122 g/t silver, 4.30% zinc, 2.17% lead and 0.14 g/t gold, and 1.20 million tonnes of inferred mineral resources at average grades of 133 g/t silver, 3.69% zinc, 1.53% lead and 0.09 g/t gold. The mineral resource estimates for the Esther deposit have an effective date of July 1, 2022 and have not been updated since that time. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for mining recovery. The deposits in the LGD are characterized by predominantly silver-lead-zinc epithermal mineralization. A core component of the LGJV’s business plan is to explore the highly prospective, underexplored LGD with the objective of identifying additional mineral deposits that can be developed, mined and processed, possibly utilizing the CLG plant infrastructure. The history in relation to the LGD is described below.

Prior to our initial acquisition of exploration concession rights in April 2006, very limited historical prospecting and exploration activities had been conducted in the LGD. We were able to acquire mineral concessions covering 103,087 hectares and, through our exploration, discovered a virgin silver region containing potential high-grade epithermal vein-style mineralization throughout the LGD concession package. In 2008, we negotiated surface access rights with local ranch owners and obtained the environmental permits for drilling and road construction necessary for the development of the CLG. Through 2015, we purchased all the surface lands required for the CLG development. Environmental baseline data collection began in May 2010 and was completed in 2016 and approved in 2017 to prepare for the development of future environmental studies required for the CLG. In 2014, we partnered with Dowa to finance and develop the CLG and pursue exploration in the LGD and, as noted above, entered into the Unanimous Omnibus Partner Agreement in early 2015.

We believe that we have strong support from the local community, with about 195 employees from the local community working across multiple areas involving the continued underground development, construction of the surface facilities and operation of the CLG. Over 99% of the approximate 845 employees at the CLG are from Mexico, highlighting our commitment to the local workforce.

Our primary areas of focus have been operating and developing the CLG, defining and expanding the mineral reserves and mineral resources associated with the CLG and exploring and delineating resources within the LGD. As of December 31, 2022, 1,879 exploration and definition drill holes have been completed in both CLG and the LGD, totaling 449,474 meters. In 2022, LGD exploration drilling was completed at Esther, Cascabel, Wall-e and El Valle targets and detailed mapping occurred and Wall-e and Cascabel. Definition and expansion drilling was completed around CLG both from surface and underground.

Our objectives at the CLG are to, among other things:

●	continue strong operating and cost performance;
●	maximize margins and extend the LOM;
●	complete key capital projects and other initiatives to enhance mining efficiencies and reduce operating costs; and
●	perform additional in-fill and step-out drilling to convert mineral resources to reserves and delineate mineral resources and reserves from the recently discovered mineralization below the South-East zone of the CLG (“South-East Deeps”).

Our objectives at the LGD are to realize the district potential through, among other things:

●	detailed mapping and drill testing at the Esther, Amapola and El Lince Area deposits;
●	district mapping and geophysics in the Rio Conchos basin and additional exposed and underlying andesite in the region to identify additional drill targets; and
●	continued expansion of the LGJV’s interest in prospective mineral and surface rights.

For the years ended December 31,2022, 2021 and 2020, the LGJV achieved the following production from CLG:

CLG Production (100% Basis)	2022	2021	2020
Tonnes milled (dmt - reconciled)	971,595	909,586	667,422
Tonnes milled per day (dmt)	2,662	2,492	1,829
Average Feed Grades
Silver grade (g/t)	368	295	229
Zinc grade (%)	4.37	3.94	3.64
Lead grade (%)	2.31	2.27	2.27
Gold grade (g/t)	0.33	0.32	0.42
Contained Metal
Silver ounces (millions)	10.3	7.6	4.2
Zinc pounds - in zinc conc. (millions)	60.7	49.6	34.2
Lead pounds - in lead conc. (millions)	43.9	39.8	27.4
Gold ounces - in lead conc. (thousands)	5.3	5.2	4.9
Recoveries*
Silver - in both lead and zinc concentrates	89.8%	88.3%	84.1%
Zinc - in zinc concentrate	64.8%	62.9%	63.9%
Lead - in lead concentrate	88.7%	87.6%	82.3%
Gold - in lead concentrate	52.0%	56.3%	55.4%
Average realized price per silver ounce	$21.81	$24.51	$19.97
Average realized price per zinc pound	$1.58	$1.36	$1.03
Average realized price per lead pound	$0.98	$0.99	$0.83
Average realized price per gold ounce	$1,818	$1,802	$1,709

*Recoveries are reported for payable metals in the identified concentrate. Recoveries reported previously were based on total metal in both concentrates.

Strategic Developments

Our business strategy is focused on creating value for stakeholders through the ownership and advancement of the CLG and the LGD and through the pursuit and the development of other attractive silver-focused projects. The following outlines key strategic developments since January 1, 2021:

●	Extinguished the Los Gatos Working Capital Facility (“WCF”): On March 11, 2021, the $60 million WCF provided to the LGJV by Dowa was extinguished. The WCF carried an annual interest rate of LIBOR plus 3%. In addition, we were required to pay an arrangement fee on the borrowing, calculated as 15.0% per annum of 70.0% of the average daily principal amount outstanding during the relevant fiscal quarter. By extinguishing the WCF, we reduced the borrowing costs of the LGJV.
●	Repurchased an 18.5% interest in the LGJV to increase our ownership to 70.0%: On March 11, 2021, we repurchased an approximate 18.5% interest in the LGJV from Dowa, increasing our ownership to 70.0%. With increased ownership, we have and expect to further benefit from the production at the CLG, supported by the expected cash flow generation profile of the operation. In addition to increasing our economic interest in the CLG, this repurchase also provides us with greater exposure to potential upside from additional exploration within the LGD.
●	Extinguished the Dowa Term Loan: On July 26, 2021, the Term Loan provided to the LGJV by Dowa was extinguished. The Term Loan carried an annual interest rate of LIBOR plus 2.35%. In addition, we were required to pay an arrangement fee on the borrowing, calculated as 2.0% per annum of 70.0% of the outstanding principal balance.
●	Secured a Revolving Credit Facility (the “Credit Facility”): On July 12, 2021, we entered into the Credit Facility with Bank of Montreal (“BMO”) that provides for a $50 million revolving line of credit with an accordion feature. On March 7, 2022, we amended the Credit Facility with BMO, to address potential loan covenant deficiencies, which resulted, inter alia, in the credit limit being reduced to $30 million until the Company delivered a new LOM CLG financial model with updated mineral reserves and waivers of certain defaults, events of default, representations and warranties and covenants arising out of the facts that led to the potential reduction in metal content of the Company’s previously stated mineral reserve figures.

On December 19, 2022, we entered into an amended and restated Credit Facility with BMO extending the maturity date and re-establishing a credit limit of $50 million, with an accordion feature.

●	Demonstrated Excellent Operational Performance. For 2022, we reported record silver production at the CLG, exceeding our 2022 guidance. Silver production was 10.3 million ounces in 2022, up 36% from 7.6 million ounces in 2021, and above the high-end of the most recent 2022 guidance range of 9.35 million to 9.65 million ounces. Zinc, lead and gold production also increased during 2022, with zinc and gold near the high-end of guidance, and lead near the guidance midpoint. Compared with 2021, zinc production increased by 22%, lead production by 10%, and gold production by 2%. The higher silver production for the year ended 2022 was primarily due to higher silver ore grades and higher mill throughput rates. Production sequencing in 2022 was from the highest-grade sections of the orebody, as considered in the LOM plan included in the Los Gatos Technical Report. We expect to produce 7.4 to 8.2 million ounces of silver, 57 to 63 million pounds of zinc, 36 to 40 million pounds of lead and 5.4 thousand to 6.2 thousand ounces of gold in 2023.

●	Optimization of Assets and Capital Improvements. Mill throughput averaged 2,847 tpd during the fourth quarter of 2022, an increase of 9% compared to the fourth quarter of 2021 and significantly exceeding the mill design rate of 2,500 tpd. During 2022 the mill achieved a record 2,662 tpd, which was 7% higher than in 2021. Silver, zinc and lead recoveries for the year ended 2022 were also higher than in 2021. During the fourth quarter of 2022, we completed the construction and commissioning of the CLG paste plant and three production stopes were successfully filled with paste backfill by December 31, 2022. The paste plant is expected to increase operational flexibility and productivity as well as help to lower operating costs going forward. Construction of the CLG zinc concentrate leach plant is progressing well and is expected to be commissioned in the second quarter of 2023. The concentrate leach plant is expected to reduce the amount of deleterious content in zinc concentrates being sent to Dowa. As agreed with Dowa, the initial payment towards the priority payment due to them was reduced to reflect a portion of both the construction and future estimated operating costs of the new leaching plant, subject to the successful construction and operation of the plant. The LGJV expects to spend $45 million on sustaining capital during 2023 of which $25 million is expected to be incurred on underground development to access the lower levels of the Northwest and central zones and to further develop to the Southeast zone. The remainder of capital expenditures for 2023 is expected to be primarily associated with equipment replacements and rebuilds, dewatering infrastructure, and for completion of the fluorine leach plant for zinc concentrates which we expect to commission during the second quarter of 2023.
●	Discovery of South-East Deeps zone at CLG. In 2022, through the LGJV, we discovered mineralization below the South-East zone of the CLG. This newly identified zone extends approximately 415 meters below the reported mineral reserve.
●	Additional Strategic Developments in 2022. In the fourth quarter of 2022, we completed a full re-estimation of the Company’s mineral resource and mineral reserve with published 2022 Technical Reports. The mineral resources and mineral reserves were completely rebuilt from base data, including data compilation of surface drilling, underground drilling, underground mapping and production data, comprehensive data validation, structural and geological interpretation, resource estimation, reconciliation to actual production, and a new mine design including updates to operating and capital costs.

We also relocated our corporate office from Denver, Colorado to Vancouver, British Columbia providing improved access to experienced mining managerial talent and strengthened the executive management team including appointments of a Chief Financial Officer, General Counsel, and Senior Vice President, Corporate Development and Technical Services, all with extensive experience working for larger multinational companies. In 2022, the LGJV paid three dividends to its partners during 2022, totaling $55 million, of which the Company’s share was $29.3 million, net of withholding taxes and after initial priority dividend payments to Dowa.

We believe the following provide us with significant competitive advantages:

●	Our Assets are High Quality: As noted above, the CLG achieved strong operational performance in 2021 with further improvements in 2022. Per the Los Gatos Technical Report, the CLG is expected to produce an average of 7.4 million ounces of silver per annum at low LOM all-in-sustaining-costs over the LOM.
●	Our Assets are Located in Established Mining Region: The CLG and the LGD are located in one of the world’s premier silver mining regions: the Mexican Silver Belt, which was the world’s largest silver producing region in 2021. Mexico is highly ranked among silver mining jurisdictions worldwide and has a long history of successful mineral development and operations. We have access to experienced and capable mining employees in Mexico.
●	Further optimization potential at CLG: At the CLG, we apply continuous improvement practices designed to reduce costs, and improve throughput and recoveries. For example, during 2023 we are completing a scoping study on the possible expansion of the grinding circuit to 3,500 tpd to better utilize the capacity in the existing flotation circuit.
●	Growth Potential in our Mineral Reserves and Resources from Further Exploration of the CLG and the LGD: Through the LGJV, we have continued our in-mine and near-mine exploration program in the CLG and our exploration activities in the LGD. In the CLG, we expect to convert inferred resources from higher-grade areas located adjacent to planned mine development. We expect there to be further LOM extension opportunity in the South-East Deeps area of the CLG. We also believe the LGD is a highly-prospective area with 103,087 contiguous hectares of mineral rights. The LGD is located in the Mexican Silver Belt, a geologic zone that hosts numerous significant silver producing operations.

The LGD represents an underexplored property within this productive belt, where there has been little historical workings or previous exploration. On November 22, 2022 we disclosed our exploration strategy for the LGD which entails a focus on two key areas: an exposed section of andesite running from the northwest boundary of the district to Esther and the CLG, and a large basin southeast of the CLG underlain by andesite and which we anticipate may contain other large district-scale fault structures conducive to large deposits. We are currently prioritizing exploration efforts on areas closer to the CLG and areas with the highest potential to leverage existing surface and underground infrastructure. We expect to incur drilling and exploration expenditures of approximately $13 million in 2023.At the CLG there is currently five active drill rigs on surface and three underground, with the primary focus being on CLG life extension including drilling of the South-East Deeps zone and gradually shifting focus towards exploration drilling of the LGD in the second half of 2023. We also plan to conduct detailed mapping of the district and undertake a geophysics program aiming to define structures and future drilling targets across the property.
●	Management Team and Board of Directors are Highly Experienced: We have an experienced management team with a track record of successfully identifying, financing and developing mineral discoveries. Our Chief Executive Officer, Dale Andres; Chief Financial Officer, André van Niekerk; Senior Vice President of Evaluations and Technical Services, Tony Scott; and General Counsel and Chief Compliance Officer, Stephen Bodley, each has significant experience in effectuating, operating and improving successful mining projects. Our Board of Directors is comprised of senior mining, financial and business executives who have broad domestic and international experience in mineral exploration, development and mining operations. Our Board of Directors has been established with individuals who have career backgrounds at notable mining companies. We believe that the specialized skills and knowledge of the management team and of the Board of Directors will significantly enhance our ability to cost-effectively operate the CLG and extend its LOM, to explore and develop the LGD and to pursue other growth opportunities.

Summary of Mineral Reserves and Mineral Resources

Below is a summary table of estimated mineral resources and reserves. Further information can be found in “Item 2. Properties.” The mineral resource estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2022 and have not been updated since that time. The mineral reserve estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2022 and exclude mineral reserves that have previously been mined prior to this date. From July 1, 2022 to December 31, 2022, approximately 525,000 tonnes of material were mined. This processed material included mineral reserve tonnes, and to a lesser extent mineral resource tonnes as well as mineralized material not included in the mineral resource.

Summary Mineral Reserves as of July 1, 2022

CLG Mineral Reserves Statement

Reserve		Ag	Zn	Pb	Au	Ag	Zn	Pb	Au
Classification	Mt	(g/t)	(%)	(%)	(g/t)	(Moz)	(Mlbs)	(Mlbs)	(koz)
Proven	2.32	309	4.33	2.20	0.31	23.1	221.6	112.3	23.0
Probable	3.75	204	4.57	2.11	0.24	24.6	377.4	174.4	28.7
Proven and Probable Reserve	6.07	244	4.48	2.14	0.27	47.7	599.1	286.7	51.8
1.	Mineral Reserves are reported on a 100% basis and exclude all Mineral Reserve material mined prior to July 1, 2022.
2.	Specific gravity has been assumed on a dry basis.
3.	Tonnage and contained metal have been rounded to reflect the accuracy of the estimate and numbers may not sum exactly.
4.	Values are inclusive of mining recovery and dilution. Values are determined as of delivery to the mill and therefore not inclusive of milling recoveries.
5.

Mineral Reserves are reported within stope shapes using a variable cut-off basis with a Ag price of US$22/oz, Zn price of US$1.20/lb, Pb price of US$0.90/lb and Au price of US$1,700/oz. The metal prices used for the Mineral Reserves are based on the three-year trailing prices from June 2019 to June 2020 and long-term analyst consensus estimates for the LOM.

6.	The Mineral Reserve is reported on a fully diluted basis defined by mining method, stope geometry and ground conditions.
7.	Contained Metal (CM) is calculated as follows:
●	Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
●	Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035 ; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)

8.

The SEC definitions for Mineral Reserves in S-K 1300 were used for Mineral Reserve classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).

9.

Mineral Reserves are those parts of Mineral Resources which, after the application of all mining factors, result in an estimated tonnage and grade which, in the opinion of the Qualified Person(s) making the estimates, is the basis of an economically viable project after taking account of all relevant Modifying Factors. Mineral Reserves are inclusive of diluting material that will be mined in conjunction with the Mineral Reserves and delivered to the treatment plant or equivalent facility.

10.	Proven Reserves include a 15.4-kt stockpile at June 30, 2022. The in-situ Reserve is 6,052 kt. Rounding and significant figures may result in apparent summation differences between tonnes and grade.
11.	The Mineral Reserve estimates were prepared by Mr. Paul Gauthier, P.Eng. an employee of Golder Associates who is the independent Qualified Person for these Mineral Reserve estimates.

Summary Mineral Resources (Exclusive of Mineral Reserves) as of July 1, 2022

CLG Mineral Resource Estimate

			Zn	Pb
Resource Classification	Mt	Ag (g/t)	(%)	(%)	Au (g/t)	Ag (Moz)	Zn (Mlbs)	Pb (Mlbs)	Au (koz)
Measured	0.38	151	2.63	1.49	0.26	1.9	22.1	12.6	3.2
Indicated	1.55	82	3.11	1.57	0.17	4.1	106.4	53.8	8.6
Measured and Indicated	1.94	96	3.01	1.56	0.19	6.0	128.5	66.4	11.8
Inferred	2.09	113	4.30	2.45	0.20	7.6	198.4	113.1	13.3
1.	Mineral Resources are reported on a 100% basis and are exclusive of Mineral Reserves.
2.

Mineral Resources, which are not Mineral Reserves, do not have demonstrated economic viability. The estimate of Mineral Resources may be materially affected by environmental, permitting, legal, marketing, or other relevant issues.

3.

The SEC definitions for Mineral Resources in S-K 1300 were used for Mineral Resource classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).

4.

The quantity and grade of reported Inferred Mineral Resources in this estimation are uncertain in nature and there has been insufficient exploration to define these Inferred Mineral Resources as an Indicated or Measured Mineral Resource. It is uncertain if further exploration will result in upgrading Inferred Mineral Resources to an Indicated or Measured Mineral Resource category.

5.	Specific gravity has been assumed on a dry basis.
6.	Tonnage and contained metal have been rounded to reflect the accuracy of the estimate and numbers may not sum exactly.
7.	Mineral Resources exclude all Mineral Resource material mined prior to July 1, 2022.
8.

Mineral Resources are reported within stope shapes using a $42/tonne or $52/tonne NSR cut-off basis depending on mining method with an Ag price of $22/oz, Zn price of $1.20/lb, Pb price of $0.90/lb and Au price of $1,700/oz. The metal prices used for the Mineral Resource are based on the three-year trailing prices from June 2019 to June 2020 and long-term analyst consensus estimates for the LOM.

9.	No dilution was applied to the Mineral Resource.
10.	Contained Metal (CM) is calculated as follows:
●	Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
●	Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)
11.	The Mineral Resource estimates were prepared by Ronald Turner, MAusIMM(CP) an employee of Golder Associates who is the independent Qualified Person for these Mineral Resource estimates.

Esther Mineral Resource Estimate

		Ag	Zn (%)	Pb (%)	Au	Ag	Zn	Pb	Au
Resource Classification	Mt	(g/t)	(%)	(%)	(g/t)	(Moz)	(Mlbs)	(Mlbs)	(koz)
Indicated	0.28	122	4.30	2.17	0.14	1.1	26.8	13.6	1.2
Inferred	1.20	133	3.69	1.53	0.09	5.1	98.0	40.6	3.3
1.	Mineral Resources are reported on a 100% basis.
2.

Mineral Resources, which are not Mineral Reserves, do not have demonstrated economic viability. The estimate of Mineral Resources may be materially affected by environmental, permitting, legal, marketing, or other relevant issues.

3.

The SEC definitions for Mineral Resources in S-K 1300 were used for Mineral Resource classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).

4.

The quantity and grade of reported Inferred Mineral Resources in this estimation are uncertain in nature and there has been insufficient exploration to define these Inferred Mineral Resources as an Indicated or Measured Mineral Resource. It is uncertain if further exploration will result in upgrading Inferred Mineral Resources to an Indicated or Measured Mineral Resource category.

5.	Specific gravity has been assumed on a dry basis.
6.	Tonnage and contained metal have been rounded to reflect the accuracy of the estimate and numbers may not sum exactly.
7.

Mineral Resources are reported within stope shapes using a $52/tonne NSR cut-off basis assuming processing recoveries equivalent to CLG with an Ag price of $22/oz, Zn price of $1.20/lb, Pb price of $0.90/lb and Au price of $1,700/oz. The metal prices used for the Mineral Resource are based on the three-year trailing prices from June 2019 to June 2020 and long-term analyst consensus estimates for the LOM. There is a portion of the Esther deposit that is oxidized and metallurgical test work is required to define processing recoveries.

8.	No dilution was applied to the Mineral Resource.
9.	Contained Metal (CM) is calculated as follows:
●	Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
●	Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035 ; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)
10.	The Mineral Resource estimates were prepared by Ronald Turner, MAusIMM(CP) an employee of Golder Associates who is the independent Qualified Person for these Mineral Resource estimates.

Competition

There is aggressive competition within the mining and precious metals industry. We compete with other precious metals mining companies, as well as other mineral miners, in efforts to obtain financing to explore and develop projects. Many of these mining companies currently have greater resources than we do. In the future, we may compete with such companies to acquire additional properties.

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

Environmental, Health and Safety Matters

We are subject to stringent and complex environmental laws, regulations and permits in the jurisdiction in which we operate. These requirements are a significant consideration for us as our operations involve, or may in the future involve, among other things, the removal, extraction and processing of natural resources, emission and discharge of materials into the environment, remediation of soil and groundwater contamination, workplace health and safety, reclamation and closure of waste impoundments and other properties, and handling, storage, transport and disposal of wastes and hazardous materials. Compliance with these laws, regulations and permits can require substantial capital or operating costs or otherwise delay, limit or prohibit our development or future operation of our properties. These laws, regulations and permits, and the enforcement and interpretation thereof, change frequently and generally have become more stringent over time. If we violate these environmental requirements, we may be subject to litigation, fines or other sanctions, including the revocation of permits and suspension of operations. Pursuant to such requirements, we also may be subject to inspections or reviews by governmental authorities.

Permits and Approvals

We were issued the major government approvals required to construct and operate the CLG facilities during 2017. While there are multiple approvals from multiple levels of government, the key government approval for the project is the MIA (Environmental Impact Assessment), issued in July 2017 and valid until 2041. As the mine plan changes, it may be necessary to conduct environmental studies and collect and present to governmental authorities data pertaining to the potential impact that our current or future operations may have upon the environment. Since the original MIA approval was granted in 2017, we have successfully achieved three amendments to the MIA approval to reflect changes to the mine plan and facilities.

We have the approvals necessary to extract the mineral reserve as described in the Los Gatos Technical Report with the exception of the operation of the fluorine leach project which was submitted for assessment during 2022. While there is no certainty on when or if the amendment will be successful, the rejection of this project would not be expected to materially impact economics of the CLG operation.

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

Mine Health and Safety Laws

All of our current properties are located in Mexico and are subject to regulation by the Political Constitution of the United Mexican States, and are subject to various legislation in Mexico, including the Mining Law, the Federal Law of Waters, the Federal Labor Law, the Federal Law of Firearms and Explosives, the General Law on Ecological Balance and Environmental Protection and the Federal Law on Metrology Standards, as well as the accompanying regulations and regulatory authorities. Mining, environmental and labor authorities may inspect our operations on a regular basis and issue various citations and orders when they believe a violation has occurred under the relevant statute. Regulations and the results of inspections may have a significant effect on our operating costs.

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

Facilities and Employees

We own and lease land at our other exploration properties in Mexico and at the LGD through our ownership interest in the LGJV.

As of January 31, 2023, we had two full-time employees in the United States, twelve full time employees in Canada and eight full-time employees in Mexico, and the LGJV had approximately 839 employees in Mexico. The LGJV had approximately 597 unionized employees in December 2022. We believe that our employee relations are good and plan to continue to hire employees as our operations expand at the LGJV. The health and safety of our employees and the employees of the LGJV is our highest priority, consistent with our business culture and values. In addition to tracking common lagging indicators, such as injury performance, we focus on leading indicators such as high potential incidents and safety observations, as well as other proactive actions taken at site to ensure worker safety. We are committed to operating in accordance with high ethical standards and believe this is a key motivational factor for our employees. In 2022, we updated our Code of Conduct as well as other core compliance policies and conducted training and compliance certification with all our employees and the employees of our wholly-owned subsidiaries. We continue to emphasize employee development and training to empower employees both at the corporate level and at the LGJV level to enhance employees’ potential and benefit the business. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and the LGJV level.

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

Risks Related to Our Financial Condition

We have a history of negative operating cash flows and net losses and we may not sustain profitability.

We have a history of negative operating cash flows and cumulative net losses. For the years ended December 31, 2021 and 2020, we reported a net loss of $43.4 million and $40.4 million, respectively, and negative operating cash flow of $21.5 million and $18.4 million, respectively.

We may not become profitable or sustain profitability. To remain profitable, we must succeed in generating significant revenues at the CLG, which will require us to be successful in a range of challenging activities and is subject to numerous risks, including the risk factors set forth in this “Risk Factors” section. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, inflation and other unknown factors that may adversely affect our revenues, expenses and profitability. Our failure to achieve or sustain profitability would depress our market value, could impair our ability to execute our business plan, raise capital or continue our operations and could cause our shareholders to lose all or part of their investment.

We are currently dependent on the CLG and the LGD for our future operations. The LGD (other than the CLG) does not currently have proven or probable mineral reserves. We may not be able to extend the current CLG life of mine by adding proven or probable mineral reserves.

The LGD (other than the CLG) does not have identified proven and probable mineral reserves. Mineral exploration and development involve a high degree of risk that even a combination of careful evaluation, experience and knowledge cannot eliminate, and few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration programs at the LGD will establish the presence of any additional proven or probable mineral reserves. The failure to establish additional proven or probable mineral reserves would severely restrict our ability to implement our strategies for long-term growth.

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

We do not currently intend to enter into hedging arrangements with respect to silver and other minerals and our hedging activities, or our decision not to hedge, with respect to our expenses could expose us to losses. We are also subject to risks relating to exchange rate fluctuations.

We do not currently intend to enter into hedging arrangements with respect to silver and other minerals. As such, we will not be protected from a decline in the price of silver and other minerals. This strategy may have a material adverse effect upon our financial performance, financial position and results of operations.

We report our financial statements in U.S. dollars. A portion of our costs and expenses are incurred in Mexican pesos and, to a lesser extent, Canadian dollars. As a result, any significant and sustained appreciation of these currencies against the U.S. dollar may materially increase our costs and expenses. Additionally, we are, and will be, exposed to the potentially adverse effects of fluctuations in input costs, and interest rates. We currently, however, do not have any hedging arrangements, and have not made a decision to do so in the future, and there can be no assurance that we will be able to do so on acceptable terms, or at all. Even if we seek and are able to enter into hedging contracts, there is no assurance that such hedging program will be effective, and any hedging program would also prevent us from benefitting fully from applicable input cost or rate decreases. In addition, we may in the future experience losses if a counterparty fails to perform under a hedge arrangement.

We and/or the LGJV have historically had significant debt and may incur further debt in the future, which could adversely affect our and the LGJV’s financial health and limit our ability to obtain financing in the future and pursue certain business opportunities.

We have a Credit Facility providing for a revolving line of credit in the principal amount of $50 million and has an accordion feature, which allows for an increase in the total line of credit up to $75 million, subject to certain conditions. As of December 31, 2021, we had $13 million of outstanding indebtedness under the Credit Facility. The current balance outstanding under the Credit Facility is $9 million following a $4 million principal repayment in December 2022. The Credit Facility contains affirmative and negative covenants. If we are unable to comply with the requirements of the Credit Facility, the facility may be terminated or the credit available thereunder may be materially reduced, and we may not be able to obtain additional or alternate funding on satisfactory terms, if at all. In 2022, for example, we were required to revise our Credit Facility following our announcement on January 25, 2022 that there were reserve calculation errors and indications of an overestimation in the existing resource model for the CLG. See Note 11 — Debt in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our Credit Facility.

While the LGJV currently has no significant debt service obligations, the LGJV may in the future incur debt obligations and the above factors would apply to such debt. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dowa Debt Agreements.”

The Company’s effective tax rate could be volatile and materially change as a result of changes in tax laws, mix of earnings and other factors.

We are subject to tax laws in the United States and foreign jurisdictions including Mexico and Canada. U.S. President Biden’s administration (the “Administration”) has called for changes to fiscal and tax policies, which may include comprehensive tax reform.

The Administration has previously proposed an increase in the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of foreign subsidiaries, a 15% minimum tax on worldwide book income, and other various tax law changes. If any or all of these (or similar) proposals are enacted into law, in whole or in part, they could have a negative impact on the Company’s effective tax rate The Company operates in countries which have different statutory rates. Consequently, changes in the mix and source of earnings between countries could have a material impact on the Company’s overall effective tax rate.

The LGJV is subject to Mexican income and other taxes, and distributions from the LGJV are subject to Mexican withholding taxes. Any change in such taxes could materially adversely affect our effective tax rate and the quantum of cash available to be distributed to us.

Risks Related to Our Operations

Mineral reserve and mineral resource calculations at the CLG and at other deposits in the LGD are only estimates and actual production results and future estimates may vary significantly from the current estimates.

Calculations of mineral reserves and mineral resources at the CLG and of mineral resources at other deposits in the LGD are only estimates and depend on geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which might prove to be materially inaccurate. There is a degree of uncertainty attributable to the calculation of mineral reserves and mineral resources. Until mineral reserves and mineral resources are actually mined and processed, the quantity of metal and grades must be considered as estimates only and no assurance can be given that the indicated levels of metals will be produced. In making determinations about whether to advance any of our projects to development, we must rely upon estimated calculations for the mineral reserves and mineral resources and grades of mineralization on our properties.

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

Mineral reserve and mineral resource estimates have been determined and valued based on assumed future metal prices, cut-off grades and operating costs that may prove to be inaccurate. The mineral reserve and mineral resource estimates may be adversely affected by:

●	declines in the market price of silver, lead or zinc;
●	increased production or capital costs;
●	decreased throughput;
●	reduction in grade;
●	increase in the dilution of ore;
●	inflation rates, future foreign exchange rates and applicable tax rates;
●	changes in environmental, permitting and regulatory requirements; and
●	reduced metal recovery.

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

Our and the LGJV’s mineral exploration efforts are highly speculative in nature and may be unsuccessful.

Mineral exploration is highly speculative in nature, involves many uncertainties and risks and is frequently unsuccessful. It is performed to demonstrate the dimensions, position and mineral characteristics of mineral deposits, estimate mineral resources, assess amenability of the deposit to mining and processing scenarios and estimate potential deposit value. Once mineralization is discovered, it may take a number of years from the initial exploration phases before production is possible, during which time the potential feasibility of the project may change adversely. Substantial expenditures are required to establish additional proven and probable mineral reserves, to determine processes to extract the metals and, if required, to permit and construct mining and processing facilities and obtain the rights to the land and resources required to develop the mining activities.

Development projects and newly constructed mines have no or little operating history upon which to base estimates of proven and probable mineral reserves and estimates of future operating costs. Estimates are, to a large extent, based upon the interpretation of geological data and modeling obtained from drill holes and other sampling techniques, feasibility studies that derive estimates of operating costs based upon anticipated tonnage and grades of material to be mined and processed, the configuration of the deposit, expected recovery rates of metal from the mill feed material, facility and equipment capital and operating costs, anticipated climatic conditions and other factors. As a result, actual operating costs and economic returns based upon development of proven and probable mineral reserves may differ significantly from those originally estimated. Moreover, significant decreases in actual or expected commodity prices may mean mineralization, once found, will be uneconomical to mine.

The ability to mine and process materials at the CLG or other future operations may be adversely impacted in certain circumstances, some of which may be unexpected and not in our control.

A number of factors could affect our ability to mine materials, and process the quantities of mined materials that we recover. Our ability to efficiently mine materials and to handle certain quantities of processed materials, including, but not limited to, the presence of oversized material at the crushing stage; material showing breakage characteristics different than those planned; material with grades outside of planned grade range; the presence of deleterious materials in ratios different than expected; material drier or wetter than expected, due to natural or environmental effects; and materials having viscosity or density different than expected.

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

Our ability to efficiently mine materials at the CLG is also affected by the hydrogeology of areas within the mine, which requires the installation of dewatering infrastructure to manage underground water. As the mine expands, additional infrastructure will be required. Existing dewatering infrastructure may be ineffective at managing underground water, and although additional capital for dewatering infrastructure is contemplated in the LOM plan included in the Los Gatos Technical Report, further dewatering infrastructure may be more costly than planned or may otherwise be ineffective.

Actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any future development activities will result in profitable mining operations.

The actual capital and operating costs at the CLG will depend upon changes in the availability and prices of labor, equipment and infrastructure, variances in ore recovery and mining rates from those assumed in the mining plan, operational risks, changes in governmental regulation, including taxation, environmental, permitting and other regulations and other factors, many of which are beyond our control. Due to any of these or other factors, the capital and operating costs at the CLG may be significantly higher than those set forth in the Los Gatos Technical Report. As a result of higher capital and operating costs, production and economic returns may differ significantly from those set forth in the Los Gatos Technical Report and there are no assurances that any future development activities will result in profitable mining operations.

Land reclamation and mine closure may be burdensome and costly and such costs may exceed our estimates.

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

The Los Gatos Technical Report indicates that the CLG is a profitable silver-zinc-lead project with an estimated 5-year mine life currently, at modeled metals prices. If the development of one of our other mineral properties is found to be economically feasible, the development of such projects will require obtaining permits and financing, and the construction and operation of mines, processing plants and related infrastructure. As a result, we will be subject to certain risks associated with establishing new mining operations, including:

●	the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;
●	the availability and cost of skilled labor, mining equipment and principal supplies needed for operations, including explosives, fuels, chemical reagents, water, power, equipment parts and lubricants;
●	the availability and cost of appropriate smelting and refining arrangements;

●	the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;
●	the availability of funds to finance construction and development activities;
●	industrial accidents;
●	mine failures, shaft failures or equipment failures;
●	natural phenomena such as inclement weather conditions, floods, droughts, rock slides and seismic activity;
●	unusual or unexpected geological and metallurgical conditions, including excess water in underground mining;
●	exchange rate and commodity price fluctuations;
●	high rates of inflation;
●	health pandemics;
●	potential opposition from non-governmental organizations, environmental groups or local groups, which may delay or prevent development activities; and
●	restrictions or regulations imposed by governmental or regulatory authorities, including with respect to environmental matters.

The costs, timing and complexities of developing the projects may be greater than anticipated. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in mining operations to experience unexpected costs, problems and delays during construction, development and mine startup. In addition, the cost of producing silver bearing concentrates that are of acceptable quality to smelters may be significantly higher than expected. We may encounter higher than acceptable contaminants in our concentrates such as arsenic, antimony, mercury, copper, iron, selenium, fluorine or other contaminants that, when present in high concentrations, can result in penalties or outright rejection of the metals concentrates by the smelters or traders. For example, due to the high fluorine content at the CLG, a leaching plant is under construction to reduce fluorine levels in zinc concentrates produced. Additional investments to further reduce fluorine content of the concentrates produced may be required. Accordingly, we cannot provide assurance that our activities will result in profitable mining operations at the mineral properties.

Our operations involve significant risks and hazards inherent to the mining industry.

Our operations involve the operation of large machines, heavy mobile equipment and drilling equipment. Hazards such as adverse environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground control problems, cave-ins, changes in the regulatory environment, metallurgical and other processing problems, mechanical equipment failure, facility performance problems, fire and natural phenomena such as inclement weather conditions, floods and earthquakes are inherent risks in our operations. Certain of these hazards may be more severe or frequent as a result of climate change. Hazards inherent to the mining industry have in the past caused and may in the future cause injuries or death to employees, contractors or other persons at our mineral properties, severe damage to and destruction of our property, plant and equipment, and contamination of, or damage to, the environment, and can result in the suspension of our exploration activities and future development and production activities. While we aim to maintain best safety practices as part of its culture, safety measures implemented by us may not be successful in preventing or mitigating future accidents.

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

The title to some of the mineral properties may be uncertain or defective, and we may be unable to obtain necessary surface and other rights to explore and develop some mineral properties, thus risking our investment in such properties.

Under the laws of Mexico, mineral resources belong to the state, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and the regulations thereunder. While we and the LGJV hold title to the mineral properties in Mexico described in this Report, including the CLG, through these government concessions, there is no assurance that title to the concessions comprising the CLG or our or the LGJV’s other properties will not be challenged or impaired. One of our concessions, comprising over 19,000 hectares, the Los Gatos concession, is held by us subject to the terms of an agreement with the original holder of that concession. The CLG and our or the LGJV’s other properties may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by such undetected defects. A title defect on any of our mineral properties (or any portion thereof) could adversely affect our ability to mine the property and/or process the minerals that we mine.

The mineral properties’ mining concessions in Mexico may be terminated if the obligations to maintain the concessions in good standing are not satisfied or are not considered to be satisfied, including obligations to explore or exploit the relevant concession, to pay any relevant fees, to comply with all environmental and safety standards, to provide information to the Mexican Ministry of Economy and to allow inspections by the Mexican Ministry of Economy. In addition to termination, failure to make timely concession maintenance payments and otherwise comply, or be considered to comply with applicable laws, regulations and local practices relating to mineral right applications and tenure could result in reduction or expropriation of entitlements.

Title insurance is generally not available for mineral properties and our ability to ensure that we have obtained secure claim to individual mineral properties or mining concessions may be severely constrained. We rely on title information and/or representations and warranties provided by our grantors. Any challenge to our title could result in litigation, insurance claims and potential losses, delay the exploration and development of a property and ultimately result in the loss of some or all of our interest in the property. In addition, if we mine on property without the appropriate title, we could incur liability for such activities. While we have received a title opinion in relation to the LGD dated as of November 5, 2019, which opinion was updated as of August 18, 2021, such opinion is not a guarantee of title and such title may be challenged.

In addition, surface rights are required to explore and to potentially develop the mineral properties. Currently, of the 103,087 hectares of mineral rights owned in the LGD, MPR owns surface rights covering the known extents of the CLG, and Esther Resource areas, totaling 5,479 hectares. We negotiate surface access rights for exploration in other areas.

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

Risks Related to Our Business and Industry

The prices of silver, zinc and lead are subject to change and a substantial or extended decline in the prices of silver, zinc or lead could materially and adversely affect revenues of the LGJV and the value of our mineral properties.

Our business and financial performance will be significantly affected by fluctuations in the prices of silver, zinc and lead. The prices of silver, zinc and lead are volatile, can fluctuate substantially and are affected by numerous factors that are beyond our control. For the year ended December 31, 2021, the London Bullion Market Association (“LBMA”) silver price ranged from a low of $21.53 per ounce on September 30, 2021 to a high of $29.59 per ounce on February 1, 2021; the London Metals Exchange (“LME”) Official Settlement zinc price ranged from a low of $2,539 per tonne ($1.15 per pound) on February 2, 2021 to a high of $3,815 per tonne ($1.73 per pound) on October 18, 2021; the LME Official Settlement lead price ranged from a low of $1,896 per tonne ($0.86 per pound) on March 18, 2021 to a high of $2,504 per tonne ($1.14 per pound) on August 18, 2021. For the year ended December 31, 2022, the LBMA silver price ranged from a low of $17.77 per ounce on September 1, 2022 to a high of $26.18 per ounce on March 9, 2022; the LME Official Settlement zinc price ranged from a low of $2,682 per tonne ($1.22 per pound) on November 3, 2022 to a high of $4,530 per tonne ($2.05 per pound) on April 19, 2022; the LME Official Settlement lead price ranged from a low of $1,754 per tonne ($0.80 per pound) on September 27, 2022 to a high of $2,513 per tonne ($1.14 per pound) on March 7, 2022. Prices are affected by numerous factors beyond our control, including:

●	prevailing interest rates and returns on other asset classes;
●	expectations regarding inflation, monetary policy and currency values;
●	speculation;
●	governmental and exchange decisions regarding the disposal of precious metals stockpiles, including the decision by the CME Group, the owner and operator of the futures exchange, to raise silver’s initial margin requirements on futures contracts;
●	political and economic conditions;
●	available supplies of silver, zinc and lead from mine production, inventories and recycled metal;
●	sales by holders and producers of silver, zinc and lead; and
●	demand for products containing silver, zinc and lead.

Because the LGJV expects to derive the substantial majority of our revenues from sales of silver, zinc and lead, its results of operations and cash flows will fluctuate as the prices for these metals increase or decrease. A sustained period of declining prices would materially and adversely affect our financial performance, financial position and results of operations.

Changes in the future demand for the silver, zinc and lead we produce could adversely affect future sales volume and revenues of the LGJV and our earnings.

The LGJV’s future revenues and our earnings will depend, in substantial part, on the volume of silver, zinc and lead we sell and the prices at which we sell, which in turn will depend on the level of industrial and consumer demand. Based on 2021 data from the Silver Institute, demand for silver is driven by industrial demand (including photovoltaic, electrical and electronics) (c. 48%), bar and coin demand (c. 27%) jewelry and silverware (c. 21%) and other demand, especially photography (c 4%). An increase in the production of silver worldwide or changes in technology, industrial processes or consumer habits, including increased demand for substitute materials, may decrease the demand for silver. Increased demand for substitute materials may be either technologically induced, when technological improvements render alternative products more attractive for first use or end use than silver or allow for reduced application of silver, or price induced, when a sustained increase in the price of silver leads to partial substitution for silver by a less expensive product or reduced application of silver. Demand for zinc is primarily driven by the demand for galvanized steel, used in construction, automobile and other industrial applications. Demand for lead is primarily driven by the demand for batteries, used in vehicles, emergency systems and other industrial battery applications. Any substitution of these materials may decrease the demand for the silver, zinc and lead we produce. A fall in demand, resulting from economic slowdowns or recessions or other factors, could also decrease the price and volume of silver, zinc and lead we sell and therefore materially and adversely impact our results of operations and financial condition. Increases in the supply of silver, zinc and lead, including from new mining sources or increased recycling (driven by technological changes, pricing incentives or otherwise) may act to suppress the market prices for these commodities.

We are subject to the risk of labor disputes, which could adversely affect our business, and which risk may be increased due to the unionization in the LGJV workforce.

Although we have not experienced any significant labor disputes in recent years, there can be no assurances that we will not experience labor disputes in the future, including protests, blockades and strikes, which could disrupt our business operations and have an adverse effect on our business and results of operation. Although we consider our relations with our employees to be good, there can be no assurance that we will be able to maintain a satisfactory working relationship with our employees in the future. The LGJV’s hourly work force is unionized, which may increase the risk of such disruptions. In addition, the unionized workforce, or further unionization of the workforce, may, among other things, require more extensive human resources staff, increase legal costs, increase involvement with regulatory agencies, result in lost workforce flexibility, and increase labor costs due to rules, grievances and arbitration proceedings.

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

The COVID-19 pandemic adversely affected our business and operations. The widespread outbreak of any other health pandemics, epidemics, communicable diseases or public health crises could also adversely affect us, particularly in regions where we conduct our business operations.

Our business could be adversely affected by the widespread outbreak of a health epidemic, communicable disease or any other public health crisis.

For example, the COVID-19 pandemic temporarily affected our financial condition in 2020, in part due to the loss of revenue resulting from the 45-day temporary suspension of all nonessential activities at the LGJV’s CLG site and the expenses associated with the development and implementation of COVID-19 protocols. In addition, as the LGJV reactivated mine development and mining, it implemented a scalable optimized plan with a lower employee complement and with reduced average monthly production rate at 1,750 tpd until September 2020, targeting higher ore grades. This resulted in higher per tonne mining, processing and sustaining capital costs than previously anticipated. The LGJV began ramping up to the 2,500 tpd design capacity beginning in September 2020 and achieved this goal in late December 2020.

Any prolonged disruption of our or the LGJV’s operations and closures of facilities resulting from health pandemic, epidemics communicable diseases or public health crises would delay our current exploration and production timelines and negatively impact our business, financial condition and results of operations and may heighten the other risk factors discussed in this “Risk Factors” section.

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

We are subject to class action lawsuits.

We are currently subject to class actions lawsuits. See Note 10—Commitments, Contingencies and Guarantees in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our assessment of contingencies related to legal matters. See also “Item 3. Legal Proceedings.” Such actions subject us to significant costs, which may not be adequately covered by insurance, divert management’s time and attention from our operations and reduce our ability to attract and retain qualified personnel. Our inability to successfully defend against such actions could have a material adverse effect on our business and financial condition.

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

Our property and liability insurance may not provide sufficient coverage for losses related to these or other hazards. Insurance against certain risks, including those related to environmental matters or other hazards resulting from exploration and production, is generally not available to us or to other companies within the mining industry. Our current insurance coverage may not continue to be available at economically feasible premiums, or at all. In addition, our business interruption insurance relating to our properties has long waiting periods before coverage begins. Accordingly, delays in returning to any future production could produce near-term severe impact to our business. Our director and officer liability insurance may be insufficient to cover losses from claims relating to matters for which directors and officers are indemnified by us or for which we are determined to be directly responsible, and regardless may be subject to significant retentions or deductibles, including current class action lawsuits. See “Item 3. Legal Proceedings.” Any losses from these events may cause us to incur significant costs that could have a material adverse effect on our financial performance, financial position and results of operations.

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

We are required to establish and maintain proper and effective internal controls over financial reporting. We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these deficiencies (or fail to identify and/or remediate other possible material weaknesses), we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

We are required, pursuant to Section 404 of the Sarbanes Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for fiscal year 2021. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Additionally, we are required to disclose changes made in our internal controls and procedures on a quarterly basis.

However, for as long as we are an emerging growth company, or a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). At such time, this attestation will be required, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

We have disclosed that, in connection with our ongoing review of the mineral reserve reporting errors and our preparation of our 2021 annual financial statements and our 2022 interim financial statements, we have identified material weaknesses in our internal controls over financial reporting. We determined that the material weaknesses relate to our failure to design and maintain (i) an effective control environment commensurate with the financial reporting requirements of a public company in the United States and Canada, and (ii) effective controls over the assessment of certain key assumptions, inputs and outputs contained in our 2020 Technical Report. We are continuing to assess the impact of these material weaknesses and whether any other material weaknesses exist. We expect to provide additional information in our upcoming public reports. On January 9, 2023, we engaged a third-party expert to assist management in documenting key processes related to our internal control environment, designing and implementing an effective risk assessment and monitoring program to identify risks of material misstatements and ensuring that the internal controls have been appropriately designed to address and effectively monitor identified risks.

In connection with our review of the internal control structure related to the preparation of the financial statements for the fiscal year ended December 31, 2021, we identified the following material weaknesses in our internal controls over financial reporting:

●	We did not demonstrate the appropriate tone at the top including failing to design or maintain an effective control environment commensurate with the financial reporting requirements of a public company in the United States and Canada. In particular, we did not design control activities to adequately address identified risks or operate at a sufficient level of precision that would identify material misstatements to our financial statements and did not design and maintain sufficient formal documentation of accounting policies and procedures to support the operation of key control procedures.

●	We failed to design and maintain effective controls relating to our risk assessment process as it pertained to the assessment of key assumptions, inputs and outputs contained in our 2020 Technical Report.

These control deficiencies did not result in errors that were material to our historical financial statements. However, these control deficiencies could result in a misstatement in our accounts or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute material weaknesses.

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses described above. To date, we have:

●	hired a new executive leadership team, including hiring a new CEO, CFO and senior executive responsible for technical services, each of which has appropriate experience and has demonstrated a commitment to improving the Company’s control environment;
●	hired additional personnel with accounting and technical expertise, including hiring new accounting staff in connection with the relocation of the Company’s headquarters to Vancouver;
●	enhanced the procedures and functioning of our disclosure committee relating to the appropriate reporting of information and review and approval of the Company’s public disclosures;
●	engaged a new independent third-party subject matter specialist to perform a technical review of the 2022 mineral resource and mineral reserve estimates; and
●	enhanced our procedures, including implementing appropriate controls, relating to management verification of the key assumptions, inputs and outputs for our Technical Reports.

As noted above we have engaged a third-party expert to assist management in documenting key processes related to our internal control environment, designing and implementing an effective risk assessment and monitoring program to identify risks of material misstatements and ensuring that our internal controls have been appropriately designed to address and effectively monitor identified risks.

We have incurred costs in connection with our efforts to remediate these material weaknesses, and we may incur additional costs in the future. Neither we nor our independent registered public accounting firm have tested the effectiveness of our internal control over financial reporting and we cannot assure you that we will be able to successfully remediate the material weaknesses described above. Even if we successfully remediate such material weaknesses, we cannot provide any assurance that we will not suffer from these or other material weaknesses in the future.

Our remediation efforts may not enable us to avoid a material weakness in the future. We may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. If we continue to be unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls to the extent required, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

Risks Related to Government Regulations

The Mexican government, as well as local governments, extensively regulate mining operations, which impose significant actual and potential costs on us, and future regulation could increase those costs, delay receipt of regulatory refunds or limit our ability to produce silver and other metals.

The mining industry is subject to increasingly strict regulation by federal, state and local authorities in Mexico, and other jurisdictions in which we may operate, including in relation to:

●	limitations on land use;
●	mine permitting and licensing requirements;
●	reclamation and restoration of properties after mining is completed;
●	management of materials generated by mining operations; and
●	storage, treatment and disposal of wastes and hazardous materials.

The liabilities and requirements associated with the laws and regulations related to these and other matters, including with respect to air emissions, water discharges and other environmental matters, may be costly and time consuming and may restrict, delay or prevent commencement or continuation of exploration or production operations. There can be no assurance that we have been or will be at all times in compliance with all applicable laws and regulations. Failure to comply with, or the assertion that we have failed to comply with, applicable laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits or authorizations and other enforcement measures that could have the effect of limiting or preventing production from our operations. We may incur material costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. If we are pursued for sanctions, costs and liabilities in respect of these matters, our mining operations and, as a result, our financial performance, financial position and results of operations, could be materially and adversely affected.

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

If inspections in Mexico result in an actual or alleged violation, we may be subject to fines, penalties or sanctions, our mining operations could be subject to temporary or extended closures, and we may be required to incur capital expenditures to recommence our operations. Any of these actions could have a material adverse effect on our financial performance, financial position and results of operations.

Our operations are subject to additional political, economic and other uncertainties not generally associated with U.S. operations.

We currently have two properties in Mexico: the LGD, which the LGJV controls, and the Santa Valeria property, which is owned 100% by us. Our operations are subject to significant risks inherent in exploration and resource extraction by foreign companies in Mexico. Exploration, development, production and closure activities in Mexico are potentially subject to heightened political, economic, regulatory and social risks that are beyond our control. These risks include:

●	the possible unilateral cancellation or forced re-negotiation of contracts and licenses;
●	unfavorable changes in laws and regulations;
●	royalty and tax increases;
●	claims by governmental entities or indigenous communities;
●	expropriation or nationalization of property;
●	political instability;
●	fluctuations in currency exchange rates;
●	social and labor unrest, organized crime, hostage taking, terrorism and violent crime;
●	uncertainty regarding the availability of reasonable electric power costs;
●	uncertainty regarding the enforceability of contractual rights and judgments; and
●	other risks arising out of foreign governmental sovereignty over areas in which our mineral properties are located.

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

Local and regional meteorological conditions can increase our operating costs and adversely affect our ability to mine and process ore. Such inclement conditions, including severe precipitation events, extremely high winds or wildfires could directly impact our surface operations. Northern Mexico is highly dependent upon natural gas from Texas to generate power. Regional inclement weather conditions in the state of Chihuahua, Mexico, or Texas, could adversely impact our ability to maintain sufficient power from the national Mexico power grid. The CLG project was designed to allow the mine and processing plant to operate independently. The project has diesel-powered generators with sufficient capacity to maintain power to the residential camp, surface administrative facilities and the underground mine but not the processing plant. During such events, our ability to mine and process at design capacities could become constrained.

The right to export silver-bearing concentrates and other metals may depend on obtaining certain licenses, which could be delayed or denied at the discretion of the relevant regulatory authorities, or meeting certain quotas. The United States and Mexico began implementation of the United States-Mexico-Canada Agreement (USMCA) in 2020. The United States and Mexico, and any other country in which we may operate in the future, could alter their trade agreements, including terminating trade agreements, instituting economic sanctions on individuals, corporations or countries, and introducing other government regulations affecting trade between the United States and other countries. It may be time-consuming and expensive for us to alter our operations in order to adapt to or comply with any such changes. If the United States were to withdraw from or materially modify international trade agreements to which it is a party, or if other countries imposed or increased tariffs on the minerals we may extract in the future, the costs of such products could increase significantly. Any of these conditions could lead to lower productivity and higher costs, which would adversely affect our financial performance, financial position and results of operations. Generally, our operations may be affected in varying degrees by changing government regulations in the United States and/or Mexico with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, importation of products and supplies, income and other taxes, royalties, the repatriation of profits, expropriation of mineral property, foreign investment, maintenance of concessions, licenses, approvals and permit, environmental matters, land use, land claims of local indigenous people and workplace safety.

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

In regard to the CLG, the LGD and other Mexican projects, Mexico has adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States and South American countries. We are currently operating under permits regulating mining, processing, use of explosives, water use and discharge and surface disturbance in relation to the LGD and the Santa Valeria property. We will be required to apply for corresponding authorizations prior to any production at our other Mexican properties and there can be no certainty as to whether, or the terms under which, such authorizations will be granted or renewed. Any failure to obtain authorizations and permits, or other authorization or permitting delays or conditions, could have a material adverse effect on our business, results of operations and financial condition.

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

Our operations are governed by, and involve interactions with, various levels of government in foreign countries. We are required to comply with anticorruption and antibribery laws, including the Corruption of Foreign Public Officials Act (Canada) and the U.S. Foreign Corrupt Practices Act (together, the “Corruption Legislation ”) and similar laws in Mexico. These laws generally prohibit companies and company employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. The Corruption Legislation also requires companies to maintain accurate books and records and internal controls. Because our interests are located in Mexico, there is a risk of potential Corruption Legislation violations.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been, and may continue to be volatile.

The trading price of our common stock has been, and may continue to be, volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	failure to identify mineral reserves at our properties;
●	failure to achieve or continue production at our mineral properties;
●	actual or anticipated changes in the price of silver and base metal by-products;
●	fluctuations in our quarterly and annual financial results or the quarterly and annual financial results of companies perceived to be similar to us;
●	changes in market valuations of similar companies;
●	success or failure of competitor mining companies;
●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
●	sales of large blocks of our common stock;
●	announcements by us or our competitors of significant developments, contracts, acquisitions or strategic alliances;
●	changes in regulatory requirements and the political climate in the United States, Mexico, Canada or all;
●	litigation and/or investigations involving our Company, our general industry or both;
●	additions or departures of key personnel;
●	investors’ general perception of us, including any perception of misuse of sensitive information;

●	changes in general economic, industry and market conditions;
●	accidents at mining properties, whether owned by us or otherwise;
●	natural disasters, terrorist attacks and acts of war; and
●	our ability to control our costs.

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

If any of the foregoing occurs it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be both costly to defend against and a distraction to management.

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

Certain stockholders have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that holder of a large number of shares intends to sell shares, could cause the market price of our common stock to drop significantly and make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.

We do not currently intend to pay dividends on our common stock and, consequently, shareholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our capital stock. We do not intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain all future earnings, if any, to finance our business. The payment of any future dividends, if any, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, business conditions, growth opportunities, corporate law requirements and other factors. In addition, our Credit Facility contains, and any of our future contractual arrangements may contain, restrictions on our ability to pay cash dividends on our capital stock.

Electrum and its affiliates and MERS have a substantial degree of influence over us, which could delay or prevent a change of corporate control or result in the entrenchment of our management and/or Board of Directors.

As of February 23, 2023, the Electrum Group, LLC and its affiliates (collectively, “Electrum”) and the Municipal Employees’ Retirement System of Michigan (“MERS”) beneficially own approximately 32% and 9% of our outstanding common stock, respectively. We have entered into a shareholder’s agreement with Electrum and MERS pursuant to which Electrum and MERS have certain director nomination rights. The shareholders agreement also provides that Electrum approval must be obtained prior to us engaging in certain corporate actions. As a result, Electrum has significant influence over our management and affairs and, if Electrum owns at least 35% of our outstanding common stock, will have approval rights over certain corporate actions, including, among others, any merger, consolidation or sale of all or substantially all of our assets, the incurrence of more than $100 million of indebtedness and the issuance of more than $100 million of equity securities.

The concentration of ownership and our shareholders agreement may harm the market price of our common stock by, among other things:

●	delaying, deferring or preventing a change of control, even at a per share price that is in excess of the then current price of our common stock;
●	impeding a merger, consolidation, takeover or other business combination involving us, even at a per share price that is in excess of the then current price of our common stock; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, even at a per share price that is in excess of the then-current price of our common stock.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We would also be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company mean our auditors do not review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a breach of fiduciary duty;
●	any action asserting a claim against us arising under the Delaware General Corporation Law; and
●	any action asserting a claim against us that is governed by the internal affairs doctrine.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC, NYSE and TSX, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We have hired additional accounting personnel and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to incur additional costs to ensure we meet the applicable requirements of the Sarbanes-Oxley Act.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The technical information appearing below and elsewhere in this Form 10-K was derived from the Los Gatos Technical Report dated November 10, 2022 and updated with additional information up to the date of this Form 10-K where required.

The CLG

The CLG, located in Chihuahua, Mexico is within the LGD, described below. The CLG mineral deposit contains silver, zinc, lead, gold and copper. The deposit that is being mined, and the other deposits known in the area, are considered to be examples of epithermal vein deposits. The economic mineralization at CLG is characterized by silver, lead, zinc and copper sulfides with small amounts of gold. The quartz and calcite veins also contain fluorite, manganese and barite.

Site infrastructure consists of a polymetallic mine and processing facility that currently processes over 2,800 tpd of mined material. The processing methodology used for the CLG’s silver-lead-zinc deposit is conventional sequential silver-lead-zinc flotation processing, which includes a grinding circuit, flotation circuit, concentrate and tailing thickeners, concentrate loadout and tailings detoxification. Historically, all tailings were disposed of in the tailings storage facility. With the construction and commissioning of a paste backfill plant completed in December 2022, it is expected that approximately 40% of the final tailings will now be pumped to the paste backfill plant and be used to back fill previously mined stopes and the remaining 60% will be deposited in the tailings storage facility. In addition, a new leaching plant is under construction which is designed to further reduce fluorine levels in zinc concentrates. The underground mine and associated life of mine production plans support a steady-state production rate of 2,900 tpd of mined material. MPR has arranged permissions to enter and perform exploration and mining activities on several land properties in the project area, including all surface rights necessary to access the operating mine and processing and tailings facilities.

In addition to the CLG processing plant and other facilities, the LGJV has a community office located in nearby San José del Sitio, a community of approximately 600 persons, with electrical and water services, an elementary school and basic health services. Water resources in the region are mostly related to the Conchos River Basin, which includes the San Pedro, San Francisco de Borja and Satevó River Sub-Basins. Locally, there are significant amounts of water, with shallow groundwater recorded from most exploration drilling. Other infrastructure at CLG includes administration offices, mine dry, fuel storage, mine maintenance workshop, jaw crushing station, dome-covered crushed ore stockpile, process plant tailing storage facility, electrical substation, 66 kilometers of power line connecting high voltage to the grid substation at San Francisco de Borja, assay lab, mill maintenance workshop, dewatering wells and water cooling and distribution system, and residential camps and associated infrastructure. Power to the site is supplied via a 115 kV utility transmission line. This originates from the San Francisco de Borja substation in Satevó (Chihuahua), where a 115 kV connection has recently been installed. In early 2022, the LGJV reached an agreement with a local energy supplier to provide 100% of CLG’s electrical power requirements from renewable energy sources, enabling the CLG to significantly reduce its dependency on fossil fuels and materially reducing the mine’s carbon footprint. All raw water to meet potable and non-potable water demand is supplied by groundwater pumped from dewatering wells. The well water is cooled to below 40°C prior to use. Sewage water treatment systems were included to handle waste as required on the project.

We are committed to safety at the CLG. The CLG is built to higher environmental standards than required by Mexican law, with a fully lined tailings impoundment facility, enclosure of the conveyors and an ore storage dome. The CLG also has state-of-the-art rescue capsules to hoist personnel to surface.

Effective as of the date of the Los Gatos Technical Report, the CLG is expected to produce, on average, 7.4 million ounces of silver annually at a low all-in sustaining cost through the LOM. In 2022, the CLG had record silver production of 10.3 million ounces, up 36% from 7.6 million ounces in 2021 and 4.2 million ounces in 2020. Zinc, lead and gold production were 60.7 million pounds, 43.9 million pounds, and 5.3 thousand ounces, respectively. Compared to 2021 zinc production increased by 22% from 49.6 million pounds, lead production by 10% from 39.8 million pounds, and gold production by 2% from 5.2 thousand ounces. In 2020, zinc production was 34.2 million pounds, lead production was 27.4 million pounds and gold 4.9 thousand ounces.

The LGD

The LGD covers approximately 103,087 hectares in the south-central part of the State of Chihuahua in northern Mexico, within the municipality of Satevó. The LGD is roughly centered on Latitude 27° 34’ 17” N, Longitude 106° 21’ 33” W, near the town of San José del Sitio. The LGD is located approximately 120 kilometers south of the state capital of Chihuahua City and approximately 100 kilometers northwest of the mining city of Hidalgo del Parral. The LGD is made up of a series of 17 claim titles. These concessions are held by MPR. The concessions have a period of validity that ranges between the years 2054 and 2062. MPR holds the rights to two concessions (comprising approximately 20,000 hectares) subject to the terms of an agreement with the original holder of the concession. MPR has purchased surface lands covering the known extents of the CLG, and Esther Resource areas, totaling 5,479 hectares.

Location of LGD

Royalty Agreement - La Cuesta International S.A. de C.V. (La Cuesta)

The LGJV is subject to the terms of an exploration, exploitation and unilateral promise of assignment of rights agreement between La Cuesta International S.A. de C.V. and MPR dated May 4, 2006. The LGJV is required to pay a production royalty of a) 2% net smelter return on production from the concession until all payments reach $10 million and b) 0.5% net smelter return on production from the concession after total payments have reached $10 million and c) 0.5% net smelter return on production from other property within a one-kilometer boundary of the Los Gatos concession. After total payments reach $15 million, the Los Gatos concession ownership will be transferred to the LGJV. The agreement has no expiration date; however, the LGJV may terminate the agreement upon a 30-day notice. The agreement was revised in 2019 to allow a portion of production royalty payments to be deferred. Under the terms of the revised agreement, the LGJV was to pay $500,000 quarterly through 2021, while incurring interest at 4.5% annually on the outstanding balance, with the balance of the production royalty due in the first quarter of 2022. The agreement was revised further in September 2021, which allowed for payment of the production royalty due and elimination of the interest on the unpaid portion of the production royalty. Following the payment of the balance due in September 2021, the LGJV made its first quarterly payment of the production royalty in October 2021. In May 2022 the production royalty was reduced to 0.5% after total payments reached $10 million. The LGJV paid $10.8 million through January 31, 2023.

Partner Agreement with Dowa

The LGD and the CLG are owned and operated through the Unanimous Omnibus Partner Agreement. Pursuant to this agreement, “Major Decisions” require Dowa’s consent. “Major Decisions” include decisions in respect of annual budgets, project financing, capital projects, expansions, major expenditures and other matters. Therefore, despite holding majority equity interest in the LGJV, we do not exercise control over the LGJV. On March 11, 2021, we repurchased an approximate 18.5% interest in the LGJV from Dowa, increasing our ownership to 70.0%.

On May 30, 2019, in connection with the memorandum of understanding dated April 16, 2019, we entered into a priority distribution agreement with MPR, OSJ and Dowa, pursuant to which we directed the LGJV to contribute dividend payments to an escrow account until an aggregate amount equal to $20 million has been deposited into the account, which was payable to Dowa as a priority dividend. No dividends were declared as of December 31, 2021.

On March 17, 2022, we entered into a definitive agreement with Dowa to build and operate a leaching plant to reduce fluorine levels in zinc concentrates produced at an expected construction cost of $6 million. As part of the agreement, the initial payment towards the $20 million priority payment due to Dowa under the partner’s priority distribution agreement was reduced to $10.3 million, after which each partner will retain its pro rata share of any dividends. The reduced priority dividend amount reflects a portion of both the construction and future estimated operating costs of the leaching plant and is dependent on the successful construction and operation of the leaching plant, which is expected to be commissioned in the first half of 2023. Should the leaching plant construction not be completed, or the leaching plant not operate according to certain parameters during the first five years, portions of the $9.7 million priority dividend reduction could be reinstated.

In April 2022, the LGJV paid its first dividend of $20 million to its partners. After withholding taxes and payment of the initial $10.3 million priority dividend to Dowa, we received $6 million. In July 2022 and November 2022, the LGJV paid additional dividends in the amount of $15 million and $20 million, respectively, to its partners. The Company’s share, after withholding taxes, was $10 million and $13.3 million, respectively, for the July 2022 and November 2022 dividend payments.

Under the Unanimous Omnibus Partner Agreement Dowa has the right to purchase 100% of the zinc concentrate produced from the CLG, at rates negotiated in good faith and agreed between Dowa and us taking into consideration the then prevailing market price based on benchmark terms as reported in industry publications such as Brook Hunt, CRU or Metal Bulletin of London, and to consume or resell or deliver such concentrates for processing by any Dowa affiliate or third party.

Exploration

Exploration on the LGD property has included geophysical analysis, surface mapping, rock and soil sampling and drilling. As of January 1, 2023, 1,879 drill holes relevant to the LGJV property had been completed by MPR, for a total of 449,474 meters drilled. Drilling has been dominantly by conventional diamond drilling techniques. Surface drillholes are commonly HQ or NQ in diameter. Underground drilling is NQ or LTK48 (35mm) diameter.

As noted above, our exploration strategy for the CLG and the LGD which entails a focus on two key areas: an exposed section of andesite running from the northwest boundary of the district to Esther and the CLG, and a large basin southeast of the CLG underlain by andesite which we anticipate may contain other large district-scale fault structures conducive to large deposits. We are currently prioritizing exploration efforts on areas most proximate to the CLG; areas with the highest potential to leverage existing surface and underground infrastructure.

Mineral Reserves and Resources

The table below summarizes the mineral reserve estimates at the CLG as of July 1, 2022, which includes dilution and recovery factors.

CLG Mineral Reserve Estimates as of July 1, 2022

Reserve		Ag	Zn	Pb	Au				Au
Classification	Mt	(g/t)	(%)	(%)	(g/t)	Ag (Moz)	Zn (Mlbs)	Pb (Mlbs)	(koz)
Proven	2.32	309	4.33	2.20	0.31	23.1	221.6	112.3	23.0
Probable	3.75	204	4.57	2.11	0.24	24.6	377.4	174.4	28.7
Proven and Probable Reserve	6.07	244	4.48	2.14	0.27	47.7	599.1	286.7	51.8
1.	Mineral Reserves are reported on a 100% basis and exclude all Mineral Reserve material mined prior to July 1, 2022.
2.	Specific gravity has been assumed on a dry basis.
3.	Tonnage and contained metal have been rounded to reflect the accuracy of the estimate and numbers may not sum exactly.
4.	Values are inclusive of mining recovery and dilution. Values are determined as of delivery to the mill and therefore not inclusive of milling recoveries.
5.

Mineral Reserves are reported within stope shapes using a variable cut-off basis with a Ag price of US$22/oz, Zn price of US$1.20/lb, Pb price of US$0.90/lb and Au price of US$1,700/oz. The metal prices used for the Mineral Reserves are based on the three-year trailing prices from June 2019 to June 2020 and long-term analyst consensus estimates for the LOM.

6.	The Mineral Reserve is reported on a fully diluted basis defined by mining method, stope geometry and ground conditions.
7.	Contained Metal (CM) is calculated as follows:
o	Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
o	Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035 ; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)
8.

The SEC definitions for Mineral Reserves in S-K 1300 were used for Mineral Reserve classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).

9.

Mineral Reserves are those parts of Mineral Resources which, after the application of all mining factors, result in an estimated tonnage and grade which, in the opinion of the Qualified Person(s) making the estimates, is the basis of an economically viable project after taking account of all relevant Modifying Factors. Mineral Reserves are inclusive of diluting material that will be mined in conjunction with the Mineral Reserves and delivered to the treatment plant or equivalent facility.

10.	Proven Reserves include a 15.4-kt stockpile at June 30, 2022. The in-situ Reserve is 6,052 kt. Rounding and significant figures may result in apparent summation differences between tonnes and grade.
11.	The Mineral Reserve estimates were prepared by Mr. Paul Gauthier, P.Eng. an employee of Golder Associates who is the independent Qualified Person for these Mineral Reserve estimates.

The table below summarizes the mineral resource estimates at the CLG and the Esther deposits as of July 1, 2022.

Los Gatos District Mineral Resource Estimates Exclusive of Mineral Reserves as of July 1, 2022

CLG Mineral Resource Estimate

			Zn	Pb
Resource Classification	Mt	Ag (g/t)	(%)	(%)	Au (g/t)	Ag (Moz)	Zn (Mlbs)	Pb (Mlbs)	Au (koz)
Measured	0.38	151	2.63	1.49	0.26	1.9	22.1	12.6	3.2
Indicated	1.55	82	3.11	1.57	0.17	4.1	106.4	53.8	8.6
Measured and Indicated	1.94	96	3.01	1.56	0.19	6.0	128.5	66.4	11.8
Inferred	2.09	113	4.30	2.45	0.20	7.6	198.4	113.1	13.3
1.	Mineral Resources are reported on a 100% basis and are exclusive of Mineral Reserves.
2.

Mineral Resources, which are not Mineral Reserves, do not have demonstrated economic viability. The estimate of Mineral Resources may be materially affected by environmental, permitting, legal, marketing, or other relevant issues.

3.

The SEC definitions for Mineral Resources in S-K 1300 were used for Mineral Resource classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).

4.

The quantity and grade of reported Inferred Mineral Resources in this estimation are uncertain in nature and there has been insufficient exploration to define these Inferred Mineral Resources as an Indicated or Measured Mineral Resource. It is uncertain if further exploration will result in upgrading Inferred Mineral Resources to an Indicated or Measured Mineral Resource category.

5.	Specific gravity has been assumed on a dry basis.
6.	Tonnage and contained metal have been rounded to reflect the accuracy of the estimate and numbers may not sum exactly.
7.	Mineral Resources exclude all Mineral Resource material mined prior to July 1, 2022.
8.

Mineral Resources are reported within stope shapes using a $42/tonne or $52/tonne NSR cut-off basis depending on mining method with an Ag price of $22/oz, Zn price of $1.20/lb, Pb price of $0.90/lb and Au price of $1,700/oz. The metal prices used for the Mineral Resource are based on the three-year trailing prices from June 2019 to June 2020 and long-term analyst consensus estimates for the LOM.

9.	No dilution was applied to the Mineral Resource.
10.	Contained Metal (CM) is calculated as follows:
o	Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
o	Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)
11.	The Mineral Resource estimates were prepared by Ronald Turner, MAusIMM(CP) an employee of Golder Associates who is the independent Qualified Person for these Mineral Resource estimates.

Esther Mineral Resource Estimate

			Zn	Pb
Resource Classification	Mt	Ag (g/t)	(%)	(%)	Au (g/t)	Ag (Moz)	Zn (Mlbs)	Pb (Mlbs)	Au (koz)
Indicated	0.28	122	4.30	2.17	0.14	1.1	26.8	13.6	1.2
Inferred	1.20	133	3.69	1.53	0.09	5.1	98.0	40.6	3.3
1.	Mineral Resources are reported on a 100% basis.
2.	Mineral Resources, which are not Mineral Reserves, do not have demonstrated economic viability. The estimate of Mineral Resources may be materially affected by environmental, permitting, legal, marketing, or other relevant issues.
3.	The SEC definitions for Mineral Resources in S-K 1300 were used for Mineral Resource classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).
4.	The quantity and grade of reported Inferred Mineral Resources in this estimation are uncertain in nature and there has been insufficient exploration to define these Inferred Mineral Resources as an Indicated or Measured Mineral Resource. It is uncertain if further exploration will result in upgrading Inferred Mineral Resources to an Indicated or Measured Mineral Resource category.
5.	Specific gravity has been assumed on a dry basis.
6.	Tonnage and contained metal have been rounded to reflect the accuracy of the estimate and numbers may not sum exactly.

7.	Mineral Resources are reported within stope shapes using a $52/tonne NSR cut-off basis assuming processing recoveries equivalent to CLG with an Ag price of $22/oz, Zn price of $1.20/lb, Pb price of $0.90/lb and Au price of $1,700/oz. The metal prices used for the Mineral Resource are based on the three-year trailing prices from June 2019 to June 2020 and long-term analyst consensus estimates for the LOM. There is a portion of the Esther deposit that is oxidized and metallurgical test work is required to define processing recoveries.
8.	No dilution was applied to the Mineral Resource.
9.	Contained Metal (CM) is calculated as follows:
o	Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
o	Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035 ; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)
10.	The Mineral Resource estimates were prepared by Ronald Turner, MAusIMM(CP) an employee of Golder Associates who is the independent Qualified Person for these Mineral Resource estimates.

Internal Controls

Exploration and development drilling programs are performed using Industry Standard quality control methods for drilling, sampling, and analytical procedures. Standard operating procedure manuals for geology logging, sampling, and assaying are kept at the operations and updated as required. A secure sample chain-of-custody is established to promote the security of samples during transport from the projects to the analytical facilities. Sample preparation and analytical procedures are Industry Standard methods for the metals of interest.

Sample batches sent for analysis are controlled by a system of reference samples of known grade inserted into the sample stream and other control samples. Coarse and fine ‘blank,’ sterile, sample materials are used to monitor contamination at the sample preparation and analytical stages; Standard Reference Materials (“SRM”) of known grades are used to measure accuracy of the analytical results; and pulp duplicate samples and field duplicate samples are used to monitor precision of the analytical results. Blanks and SRM are inserted according to the analytical batch size and overall number of samples but normally result in a 1:10 to 1:20 insertion rate.

Item 3.  Legal Proceedings

We are, from time to time, involved in legal proceedings of a nature considered normal to our business. We believe that other than as set out below in this Item none of the litigation in which we are currently involved, or have been involved since the beginning of our most recently completed financial year, individually or in the aggregate, is material to or potentially material to our consolidated financial condition, cash flows or results of operations.

On February 22, 2022, a purported Company stockholder filed a putative class action lawsuit in the United States District Court for the District of Colorado against the Company, certain of our former officers, and several directors. An amended complaint was filed on August 15, 2022. The amended complaint, allegedly brought on behalf of certain purchasers of the Company’s common stock and certain traders of call and put options on the Company’s common stock from December 9, 2020 through January 25, 2022, seeks, among other things, damages, costs, and expenses, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as well as Sections 11 and 15 of the Securities Act of 1933. The amended complaint alleges that certain individual defendants and the Company, pursuant to the control and authority of the individual defendants, made false and misleading statements and/or omitted certain material information regarding the mineral resources and reserves at the Cerro Los Gatos mine. The Company and all defendants filed a motion to dismiss this action on October 14, 2022. That motion was fully briefed as of December 23, 2022.

By Notice of Action issued February 9, 2022 and subsequent Statement of Claim dated March 11, 2022 Izabela Przybylska commenced a putative class action against the Company, certain of its former officers and directors, and others in the Ontario Superior Court of Justice on behalf of a purported class of all persons or entities, wherever they may reside or be domiciled, who acquired securities of the Company in both the primary and secondary markets during the period from October 28, 2020 until January 25, 2022. The action asserts claims under Canadian securities legislation and at common law and seeks unspecified monetary damages and other relief in respect of allegations the defendants made false and misleading statements and omitted material information regarding the mineral resources and reserves of the Company. The plaintiff filed motion materials for leave to proceed in respect of her statutory claims and for class certification on March 3, 2023. The court has tentatively set dates in late March of 2024 for the hearing of the plaintiff’s motions.

There can be no assurance that any of the foregoing matters individually or in aggregate will not result in outcomes that are materially adverse for us.

Item 4.  Mine Safety Disclosures

The provisions related to Item 4 are currently inapplicable to the Company as we have no operating properties in the United States.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange under the ticker symbol “GATO”.

Holders

On February 23, 2023, there were 69,162,223 outstanding shares of the Company’s common stock which were held by approximately 39 stockholders of record. The actual number of holders of the Company’s common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

Dividends

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings for use in its operations and expansion of its business. Payment of any dividends will depend upon the Company’s future earnings, if any, the Company’s financial condition, and other factors as deemed relevant by the Company’s Board of Directors. In addition, our Credit Facility contains, and any of our future contractual arrangements may contain, restrictions on our ability to pay cash dividends on our capital stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has an equity compensation plan under which options and shares of the Company’s common stock are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board of Directors. The Company’s stockholders have approved these plans. Please refer to Note 8 – Stockholders’ Equity in the Company’s consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further information about the material terms of the Company’s equity compensation plans. The following table is a summary of the shares of common stock authorized for issuance under equity compensation plans as of December 31, 2022:

	(a)	(b)	(c)
			Number of securities
			remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options	outstanding options	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))
Equity compensation plans not approved by security holders:	—	—	—
Equity compensation plans approved by security holders:
Equity Incentive Compensation Plan(1)
Deferred stock units(2)	146,796	N/A
Stock options(3)	1,733,923	$12.57
Performance share units(4)	42,893	N/A
Total for Equity Incentive Compensation Plan	1,923,612	$—	12,314,203
(1)	In October 2020, the Board of Directors approved the Amended and Restated Long-Term Incentive Plan (“LTIP”) to authorize the issuance of stock options, stock appreciation rights, stock awards, deferred stock units, cash awards and performance awards to NEOs, other employees, consultants and non-employee directors.
(2)	DSUs do not have exercise prices associated with them, but rather a fair value that equaled the Company’s common stock fair value on grant date. The weighted-average per unit fair value for the outstanding DSUs is $10.88.
(3)	The Company’s stock options have a contractual term of 10 years and entitle the holder to purchase one share of the Company’s common stock.

(4)	Assumes vesting at 100% of PSU grant amount that we may elect to issue in the form of common shares upon settlement of PSUs granted under the LTIP. The PSUs are based on the Company’s total shareholder return (“TSR”) relative to a peer group over a three-year performance period. The number of PSUs vested can range from 0% to 200% of the initial award granted, depending on the TSR percentile rank of the Company relative to the peer group.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2021, the Company did not issue any shares of its common stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds

On October 27, 2020, the SEC declared effective the Company’s Registration Statement on Form S-1 (No. 333-249224). The managing underwriters for this offering were BMO Capital Markets Corp., Goldman Sachs & Co. LLC and RBC Capital Markets, LLC. Pursuant to this registration statement, we offered and sold 24,644,500 shares of common stock, including 3,214,500 shares of common stock pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $7.00 per share. The net proceeds from this offering to us, after deducting underwriting discount and total offering expenses, were $155.8 million. As of December 31, 2021, the Company has used all of the net proceeds from this offering, including (i) $71.6 million for the repurchase of the 18.5% interest in the LGJV from Dowa; (ii) $42 million for the capital contribution to the LGJV to extinguish the Company’s 70% share of the WCF; (iii) $19.8 million for working capital and general corporate purposes and $22.4 million to fund its portion to settle the amounts outstanding of the Term Loan.

On July 15, 2021, the SEC declared effective the Company’s Registration Statement on Form S-1 (No. 333-257843). The managing underwriters for this offering were BMO Capital Markets Corp., Goldman Sachs & Co. LLC and RBC Capital Markets, LLC. Pursuant to this registration statement, we offered and sold 9,216,962 shares of common stock and the selling stockholders offered and sold 2,580,337 shares of common stock, including 286,962 shares of common stock by us and 80,337 shares of common stock by the selling stockholders pursuant to the partial exercise of the underwriters’ option to purchase additional shares, at a public offering price of $14.00 per share. The net proceeds from this offering to us, after deducting underwriting discount and total offering expenses, was $123 million. As of December 31, 2021, the Company has used all of the net proceeds from this offering to fund its 70% portion to repay the Term Loan.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2021, there were no purchases made by or on behalf of the Company or any affiliated purchaser of the Company’s common stock.

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

Overview

We are a Canadian headquartered, Delaware incorporated precious metals exploration, development and production company with the objective of becoming a leading silver producer. Our primary efforts are focused on the operation of the LGJV in Chihuahua, Mexico. The LGJV was formed on January 1, 2015 when we entered into the Unanimous Omnibus Partner Agreement with Dowa to further explore, and potentially develop and operate mining properties within the LGD. The LGJV Entities own certain surface and mineral rights associated with the LGD. The LGJV ownership is currently 70% Gatos Silver and 30% Dowa. On September 1, 2019, the LGJV commenced commercial production at CLG, which produces a silver containing lead concentrate and zinc concentrate. We are currently focused on the production and continued development of the CLG and the further exploration and development of the LGD.

2021 Key Highlights (100% Basis)

●	LGJV revenues totaled $249.2 million for 2021, a 105% increase over 2020 as a result of higher throughput, higher average realized metal prices, higher silver grades and metal recovery;
●	Achieved strong metal recoveries at CLG with silver recovery averaging 88.3%, zinc recovery averaging 62.9% and lead recovery averaging 87.6%;
●	Achieved processing throughput of 909,586 tonnes, averaging 2,492 tpd and exceeding the 2,500 tpd design capacity at the CLG for the last three quarters of 2021;
●	Silver ounces produced increased by 81% to 7.6 million ounces; however, cost sales only increased 50% as a result of the increase in production during 2021. By-product cash operating cost per ounce of payable silver was $5.26 in 2021 compared to $14.48 in 2020. CLG co-product AISC per ounce of payable silver equivalent reduced 24% to $19.23 and by-product AISC per ounce of payable silver reduced 45% to $16.00. The changes were primarily due to increased metal production as a result of higher-grade ore mined and higher mill throughput. See “Non GAAP Financial Measures” below;
●	Repurchased an additional 18.5% interest in the LGJV, increasing the Company’s LGJV interest to 70%;
●	Extinguished the $60 million LGJV WCF of which Gatos Silver’s pro-rata portion was $42 million;
●	Retired the LGJV’s Term Loan of which Gatos Silver’s 70% portion and related costs was $155.9 million;
●	Raised net proceeds of $118.9 million in a follow-on public offering and secured a $50 million Credit Facility;
●	Managed COVID-19 prevention effectively at CLG;
●	Implemented physical and mental health initiatives in the community and continued community infrastructure support to secure our current strong foundation for solid operating performance and community engagement;
●	Advanced definition drilling at CLG with six drills in operation as of December 31, 2021; and
●	Recorded an other-than-temporary impairment totaling $51.6 million of its investment in affiliates.

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

General and Administrative Expenses

Our general and administrative expenses consist of salaries and benefits, stock compensation, professional and consultant fees, insurance and other general administration costs. Our general and administrative expenses are expected to increase significantly as we operate as a public company. We expect higher costs related to salaries, benefits, stock compensation, legal fees, compliance and corporate governance, accounting and audit expenses, stock exchange listing fees, transfer agent and other stockholder-related fees, directors’ and officers’ and other insurance costs, and other administrative costs. We were party to a Management Services Agreement with Silver Opportunity Partners Corporation (“SOP”) which was renamed to Sunshine Silver Mining & Refining Corporation (“SSMRC”), pursuant to which we provided certain executive and managerial advisory services to SSMRC. SSMRC reimbursed us for costs of providing such services. This agreement was terminated effective December 31, 2021.

Equity Income (Loss) in Affiliates

Our equity income (loss) in affiliates relates to our proportional share of net income (loss) incurred from the LGJV and the amortization of the basis difference between our investment in the LGJV and the net assets of the LGJV.

Impairment of Investment in Affiliates

A loss in value of an investment that is other than a temporary decline shall be recognized. On November 10, 2022, the Company issued an updated technical report for the LGJV, the Los Gatos Technical Report. The Los Gatos Technical Report indicated a significant decrease in the mineral reserves and mineral resources from the previously issued technical report in 2020. The Company considered this reduction in the mineral reserve and mineral resources as an indicator of a possible other-than-temporary decline in value and as a result compared the carrying value of the LGJV on December 31, 2021 to the fair value of the LGJV. The fair value of the LGJV was estimated based on the net present value of the expected cash flows to be generated by the LGJV on 70% basis. The discount rate used was 5.00%.

LGJV Arrangement Fee

Our LGJV arrangement fee consisted of arrangement fees related to the WCF and the Term Loan with Dowa prior to their extinguishment on March 11, 2021, and July 26, 2021, respectively. The arrangement fees were based on a fixed 1% and 15% rate for the Term Loan and the WCF, respectively, and 70% of the outstanding principal of the respective facility. These arrangement fees were solely our responsibility. We did not incur LGJV arrangement fees beyond July 26, 2021, on the WCF or Term Loan.

Income Taxes

As we have incurred substantial losses from our exploration and pre-development activities, we may receive future benefits in the form of deferred tax assets that can reduce our future income tax liabilities, if it is more likely than not that the benefit will be realized before expiration. Historically, we have not recognized these potential benefits in our financial statements and have fully reserved for such net deferred tax assets, as we believe it is more likely than not that the full benefit of these net deferred tax assets will not be realized before expiration. As at December 31, 2021, a deferred tax asset of $9.2 million was recognized at the LGJV.

Royalties

Exploration activities are conducted on the mining concessions in Mexico. Mineral and concession lease payments are required to be paid to various entities to secure the appropriate claims or surface rights. Certain of these agreements also have royalty payments that were triggered when we began producing and selling lead and zinc concentrates.

Results of Operations

Results of operations Gatos Silver

The following table presents certain information relating to our operating results for the years ended December 31, 2021 and 2020. In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), these financial results represent the consolidated results of operations of our Company and its subsidiaries (in thousands).

	Years Ended December 31,
	2021	2020
Expenses
Exploration	$1,657	$785
General and administrative	20,893	7,765
Amortization	89	30
Total expenses	22,639	8,580
Other income (expense)
Equity income (loss) in affiliates	35,883	(17,585)
Impairment of investment in affiliates	(51,564)	—
Arrangement fees	(195)	(4,843)
Interest expense	(185)	(4,047)
Other income (expense)	(4,738)	28
Total other expense	(20,799)	(26,447)
Net loss from continuing operations	$(43,438)	$(35,027)
Net loss from discontinued operations	—	(5,414)
Net loss	$(43,438)	$(40,441)

Gatos Silver

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Exploration

Exploration costs incurred during 2021 increased approximately $0.9 million from 2020 mainly due to additional exploration drilling and sampling costs incurred.

General and administrative expenses

During 2021, we incurred general and administration expense of $20.9 million compared to $7.8 million in 2020. The $13.1 million increase is due to higher corporate expenditures related to public company governance and reporting requirements and increased stock-based compensation expense incurred during the year ended December 31, 2021.

Equity income (loss) in affiliates

The improvement in equity income (loss), for the year ended December 31, 2021, resulted primarily from the increase in our ownership in the LGJV from 51.5% to 70.0% on March 11, 2021, resulting in a larger component of the net income of the investment in affiliates being recognized by the Company. In addition, during 2021 the LGJV recorded net income of $64.1 million compared to a net loss of $27.7 million in 2020, as a result the equity income in affiliates recorded during 2021 increased. The increase in net income at the LGJV was primarily due to the increase in concentrate sold and higher realized metals prices for the year ended December 31, 2021, compared to the year ended December 31, 2020. Concentrate production increased in 2021 due to mining and processing activities operating near design throughput for the year ended December 31, 2021, compared to the ramp-up to design throughput during the year ended December 31, 2020. Production during 2020 was impacted by the COVID-19 pandemic whereas the LGJV incurred certain fixed costs during the April through May 2020 temporary suspension and the related ramp-up periods, which contributed to the LGJV operating loss for the year ended December 31, 2020.

Impairment of investment in affiliate

On November 10, 2022, we provided an updated technical report for the LGJV, the Los Gatos Technical Report. The Los Gatos Technical Report indicated a significant decrease in the mineral reserve and mineral resource from the previously issued technical report in 2020. We considered this reduction in the mineral reserve and mineral resources as an indicator of a possible other-than-temporary impairment and as a result compared the carrying value of the LGJV on December 31, 2021 to the fair value of the LGJV.

The fair value of the LGJV was estimated based on the net present value of the expected cash flows to be generated by the LGJV on 70% basis. The discount rate used was 5.00%. The fair value of the investment in the LGJV was estimated to be $355.3 million and the carrying value at December 31, 2021 was $406.9 million. Since the carrying value exceeded the fair value a non-cash impairment charge of $51.6 million was recorded during the fourth quarter of 2021. There was no impairment recorded for the year ended December 31, 2020.

Net loss

For the year ended December 31, 2021, we recorded a net loss from continuing operations of $43.4 million compared to a net loss from continuing operations of $35.0 million for the year ended December 31, 2020. In addition to the items listed above the net loss for 2021 was also impacted by a $10.0 million fee paid to Dowa, the $4.6 million decrease in LGJV arrangement fees due to lower outstanding balances on the WCF and Term Loan extinguished in 2021, and the $4.0 million non-recurring interest expense in 2020 associated with the convertible note that was converted to capital stock as part of the IPO.

Results of operations LGJV

The following table presents operational information and select financial information of the LGJV for years ended December 31, 2021 and 2020. The financial information is extracted from the Combined Statements of Income (Loss) for the years ended December 31, 2021 and 2020. The financial and operational information of the LGJV and CLG is shown on a 100% basis. As of December 31, 2021, our ownership of the LGJV was 70.0%.

	Year Ended
Financial	December 31,
Amounts in thousands	2021	2020
Revenue	$249,194	$121,470
Cost of sales	97,710	65,005
Royalties	4,781	2,148
Exploration	5,383	841
General and administrative	13,345	9,718
Depreciation, depletion and amortization	52,402	44,904
Other	—	3,416
Other expense	(13,442)	(23,154)
Mining tax expense	(954)	—
Income tax benefit	2,911	—
Net income (loss)	$64,088	$(27,716)
Operating Results
Tonnes milled (dmt - reconciled)	909,586	667,422
Tonnes milled per day (dmt)	2,492	1,829
Average Grades
Silver grade (g/t)	295	229
Gold grade (g/t)	0.32	0.42
Lead grade (%)	2.27	2.27
Zinc grade (%)	3.94	3.64
Contained Metal
Silver ounces (millions)	7.6	4.2
Zinc pounds - in zinc conc. (millions)	49.6	34.2
Lead pounds - in lead conc. (millions)	39.8	27.4
Gold ounces - in lead conc. (thousands)	5.2	4.9
Recoveries [1]
Silver - in both lead and zinc concentrates	88.3%	84.1%
Zinc - in zinc concentrate	62.9%	63.0%
Lead - in lead concentrate	87.6%	82.3%
Gold - in lead concentrate	56.3%	55.4%
Average realized price per silver ounce	$24.51	$19.97
Average realized price per gold ounce	$1,802	$1,709
Average realized price per lead pound	$0.99	$0.83
Average realized price per zinc pound	$1.36	$1.03
Co-product AISC per ounce of payable silver equivalent[2]	$19.23	$25.34
By-product AISC per ounce of payable silver[2]	$16.00	$29.82
(1)	Recoveries are reported for payable metals in the identified concentrate. Recoveries reported previously were based on total metal in both concentrates.
(2)	See “Non-GAAP Financial Measures” below.

LGJV

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

Revenue increased by 105% in 2021 compared to 2020, as a result of the continued ramp-up in production during 2021 and an increase in realized metal prices. Lead and zinc concentrate production increased 59% and 45% respectively, and realized silver, zinc and lead prices increased 23%, 32% and 19%, respectively. Silver and zinc ore grades increased 29% and 8%, respectively.

Cost of sales

Cost of sales increased by 50% primarily as a result of the increase in production and higher input costs due to cost inflation. Production during 2020 was impacted by the COVID-19 pandemic whereas the LGJV incurred certain fixed costs during the April through May 2020 temporary suspension and the related ramp-up periods. Co- product AISC per ounce of payable silver equivalent and by-product AISC per ounce of decreased by 24% and 46% respectively, to $19.23 and 16.00, respectively, for the year ended 2021.

Royalties

Royalty expense increased by $2.6 million in 2021 due to the increase in metal prices and increase in metal production during the year ended December 31, 2021.

General and Administrative

General and administrative expense for 2021 were 37% higher than in 2020, During 2020 the LGJV reduced the headcount of general and administrative personnel to limit the spread of COVID-19 resulting in lower general and administrative expenditures. During 2021 headcount was increased to normal levels. In addition, general and administrative costs were higher in 2021 due to higher insurance costs, and increased COVID-19 preventative costs.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by approximately 17% year over year primarily as a result of an increase in tonnes mined and also due to the decrease in the mineral reserve and the shorter mine life based on the Los Gatos Technical Report. The lower mineral reserve tonnes and shorter LOM reduced the basis for the depreciation and as a result increased the depreciation, depletion, and amortization expense incurred in 2021.

Other expense

Other expense decreased primarily due to a 56% decrease in interest expense due to lower interest rates, lower borrowings and lower arrangement fees incurred during 2021 compared to 2020 as a result of the retirement of the WCF and the Term Loan.

Income Tax

In 2021, the LGJV recognized an income tax benefit due to the release of the full valuation allowance on its deferred tax assets which was partially offset by the current income tax expense recorded in 2021.

Net Income (loss)

For the year ended December 31, 2021, the LGJV had net income of $64.1 million compared to a net loss of $27.7 million for the year ended December 31, 2020. The change in net income (loss) was primarily due to the significant increase in revenue driven by the strong improvement in production during 2021, partially offset by an increase in cost of sales, royalties, depreciation depletion and amortization, royalty expense, and general and administrative expense. In addition, interest expense decreased 56% due to lower interest rates, lower borrowings and lower arrangement fees resulting from the retirement of the WCF and Term Loan and the LGJV recognized an income tax benefit due to the release of the full valuation allowance which was partially offset by current year income tax expense.

Cash Flows

Gatos Silver

The following table presents our cash flows for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
Net cash provided by (used by)
Operating activities	$(21,485)	$(18,388)
Investing activities	(261,439)	(12,129)
Financing activities	139,394	172,464
Total change in cash	$(143,530)	$141,947

Cash used by operating activities was $21.5 million and $18.4 million for the years ended December 31, 2021 and 2020, respectively. The $3.1 million increase in cash usage was primarily due to a $10.0 million fee paid to Dowa and higher general and administrative costs, partially offset by favorable working capital changes from operations and discontinued operations spun off in October 2020.

Cash used by investing activities was $261.4 million and $12.1 million for the years ended December 31, 2021 and 2020, respectively. The $249.3 million increase was primarily due to the $144.8 million capital contribution to the LGJV used to extinguish our 70% share of the Term Loan repayment in July 2021, the $71.6 million acquisition of the 18.5% interest in the LGJV from Dowa in March 2021 and the $42 million pro-rata capital contribution to the LGJV for the extinguishment of the WCF in March 2021.

Cash provided by financing activities was $139.4 million and $172.5 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, cash provided by financing activities primarily reflected the $121.0 million in net proceeds from the issuance of common stock in a follow-on public offering and the $13.0 million in borrowings under the Credit Facility. For the year ended December 31, 2020, cash provided by financing activities primarily reflected the $160.4 million in net proceeds from the issuance of common stock in the IPO and the $15.0 million in proceeds from related party borrowings.

LGJV

The following table presents summarized information relating to the LGJV’s cash flows for years ended December 31, 2021 and 2020.

LOS GATOS JOINT VENTURE

COMBINED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020
Net cash provided by (used by)
Operating activities	$119,787	$47,872
Investing activities	(79,045)	(64,436)
Financing activities	(22,138)	16,938
Total change in cash	$18,604	$374

Cash provided by operating activities was $119.8 million and $47.9 million for the years ended December 31, 2021 and 2020, respectively. The $71.9 million increase in cash provided by operating activities was primarily due to the increase in revenue due to higher metals prices, higher processed ore tonnes and higher ore grades for the year ended December 31, 2021, compared to the prior year period, partially offset by increased receivables from customers.

Cash used by investing activities was $79.0 million and $64.4 million for the years ended December 31, 2021 and 2020, respectively. The $14.6 million increase in cash used was primarily due to higher expenditures for property, plant and equipment and mine development.

Cash used by financing activities was $22.1 million for the year ended December 31, 2021 and cash provided by financing activities was $16.9 million for the year ended December 31, 2020. The $39.1 million change in financing cash flows was primarily due to the $144.8 million retirement of the Term Loan in July 2021, the $60 million extinguishment of the WCF in March 2021, and the $15.9 million Term Loan payment in June 2021, partially offset by the $207.2 million of capital contributions in 2021 and the proceeds from the $18.9 million related party loans to the LGJV during the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, and December 31, 2020, we had cash and cash equivalents of $6.6 million and $150.1 million, respectively. The decrease in cash and cash equivalents was primarily due to our $71.6 million repurchase of the 18.5% interest in the LGJV from Dowa, the $42.0 million capital contribution to the LGJV used to extinguish our 70% share of the WCF, the $144.8 million capital contribution to the LGJV used to extinguish our 70% share of the Term Loan repayment, and a $10.0 million fee paid to Dowa; partially offset by net proceeds of $118.9 million from the July 2021 follow-on public offering and $13.0 million borrowing under the Credit Facility. As a result of the 18.5% repurchase, our ownership in the LGJV increased to 70% and Dowa’s ownership reduced to 30% on March 11, 2021.

Sources and Uses of Capital Resources

On March 11, 2021, using proceeds from our initial public offering on October 30, 2020, we repurchased an approximate 18.5% interest in the LGJV, increasing our ownership to 70.0%, for a total consideration of $71.6 million, including a premium and all costs incurred by Dowa in connection with its ownership of such equity interest, including, but not limited to, legal and accounting fees, capital contributions and taxes. Additionally, we contributed $42.0 million, our 70% share to extinguish the $60.0 million WCF.

On July 19, 2021, we completed a public offering of 8,930,000 shares of common stock at a price of $14.00 per share, resulting in net proceeds of $118.9 million, after deducting underwriting discounts and commissions. On August 18, 2021, the Company issued an additional 286,962 shares of common stock at a price of $14.00 per share, through the exercise of the over-allotment option, with net proceeds from the additional issuance of $3.8 million, after deducting underwriting discounts and commissions. Additionally, the Company incurred $1.7 million in other costs related to the offering.

On July 12, 2021, the Company entered into the Credit Facility that provides for a $50 million revolving line of credit and has an accordion feature, which allows for an increase in the total line of credit up to $100.0 million (reduced to $75 million per the December 19, 2022 amendment), subject to certain conditions. As of December 31, 2021, $13.0 million was outstanding under the Credit Facility. The current balance outstanding on the Credit Facility is $9.0 million following a $4.0 million principal repayment in December 2022. For additional information, see “—Liquidity and Capital Resources—Indebtedness and Lines of Credit” below.

On July 26, 2021, the LGJV repaid all amounts owed to Dowa under the Term Loan. To fund its 70% portion of the Term Loan repayment, the Company loaned $144.8 million to the LGJV. This loan was converted into a capital contribution to the LGJV on July 26, 2021.

On February 28, 2023, our cash and cash equivalents are $15.6 million and we have $41 million available to be drawn under the Credit Facility; and the LGJV has cash and cash equivalents of $55.5 million. We believe we have sufficient cash and access to borrowings and other resources to carry out our business plans for at least the next 12 months. We may decide to increase our current financial resources with external financings if our long-term business needs require us to do so however there can be no assurance that the financing will be available to us on acceptable terms, or at all. We manage liquidity risk through our credit facility and the management of our capital structure.

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

Indebtedness and Lines of Credit

We guaranteed 70.0% of the Term Loan and the WCF (prior to the repayment on July 26, 2021, and March 11, 2021, respectively, as discussed further below). We guarantee the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements. As of December 31, 2021, the LGJV had $6.0 million outstanding under the LGJV equipment loan agreements, net of unamortized debt discount of $14 thousand, with varying maturity dates through August 2023. We had certain arrangement fee obligations related to the CLG as detailed in the “LGJV Arrangement Fee” above.

On July 12, 2021, the Company entered into the Credit Facility that provides for a $50.0 million revolving line of credit with an accordion feature, which allowed at the time, for an increase in the total line of credit up to $100.0 million, subject to certain conditions. The Credit Facility maturity date was on July 31, 2024. The Credit Facility contains affirmative and negative covenants that are customary for credit agreements of this nature. The affirmative covenants consist of a leverage ratio, a liquidity covenant and an interest coverage ratio. The negative covenants include, among other things, limitations on asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates. Obligations under the Credit Facility may be accelerated upon the occurrence of certain customary events of default. Loans under the Credit Facility bear interest at a rate equal to either the LIBOR rate plus a margin ranging from 3.00% to 4.00% or the U.S. Base Rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company, in each case, with such margin determined in accordance with a pricing grid based upon the Company’s consolidated net leverage ratio as of the end of the applicable period.

On July 19, 2021, we borrowed $13.0 million under the Credit Facility at a rate of LIBOR plus 3%. As of December 31, 2021, $13.0 million remained outstanding under the Credit Facility. On December 19, 2022, we made a $4.0 million repayment. The current balance outstanding on the Credit Facility is $9.0 million, as of March 20, 2023.

On March 7, 2022, we amended the Credit Facility with the lender, BMO, to address potential loan covenant deficiencies. The amendment included the following revisions:

●	the credit limit was be reduced to $30.0 million, until we deliver a new LOM CLG financial model with updated mineral reserves;
●	upon assessment of the new CLG financial model, BMO, in its sole discretion, may increase the credit limit up to the original $50.0 million;
●	requirement to provide updated financial projections for the CLG by September 30, 2022. The financial projections were provided by the required date, and it was used as the basis for the amendment entered into on December 19, 2022 discussed below; and
●	waivers of certain defaults, events of default, representations and warranties and covenants arising out of the facts that led to the potential reduction in metal content of the previously stated mineral reserve figures.

On December 19, 2022, we entered an amended and restated Credit Facility with BMO extending the maturity date and re-establishing a credit limit of $50.0 million, with an accordion feature providing up to an additional $25.0 million. Key terms of the amended Credit Facility include:

●	$50.0 million revolving line of credit with an accordion feature, which allows for an increase in the total line of credit up to $75.0 million, subject to certain conditions;
●	The maturity date was extended from July 31, 2024 to December 31, 2025;
●	A change in the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”); and
●	Loans under the Revolver bear interest at a rate equal to either a term SOFR rate plus a margin ranging from 3.00% to 4.00% or a U.S. base rate plus a margin ranging from 2.00% to 3.00%, at our option.

The Credit Facility contains affirmative and negative covenants that are customary for agreements of this nature. The affirmative covenants require the Company to comply, at all times, with, among other things, a Leverage Ratio not greater than 3.00 to 1.00, with EBITDA calculated upon a trailing four fiscal quarter period, a liquidity covenant not less than $20.0 million and an interest coverage ratio not less than 4.00 to 1.00 calculated based on a trailing four fiscal quarter period. The negative covenants include, among other things, limitations on certain specified asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates.

Dowa Debt Agreements

Dowa Term Loan

On July 11, 2017, we entered into the Term Loan with the LGJV and Dowa, whereby the LGJV could borrow up to $210.0 million to finance the development of the Los Gatos project, with a maturity date of December 29, 2027. Interest accrued daily at LIBOR plus 2.35% per annum, and the interest was added to the amount borrowed until production commenced at the Los Gatos project. The LGJV was obligated to pay 14 consecutive semi-annual payments totaling the aggregate principal amount and capitalized interest beginning June 30, 2021, with payments made two business days prior to the end of each June and December. We guaranteed 70.0% of the Term Loan and were required to pay an arrangement fee on the borrowing, calculated as 2% per annum on 70% of the outstanding principal balance, payable in semi-annual installments.

On July 26, 2021, the LGJV repaid all amounts owed to Dowa under the Term Loan. To fund its 70% portion of the Term Loan repayment, the Company loaned $144.8 million to the LGJV. This loan was converted into a capital contribution to the LGJV on July 26, 2021. Dowa’s 30% portion of the Term Loan was also converted into a capital contribution on July 26, 2021. The LGJV paid $0.4 million of outstanding accrued interest and a $1.6 million closing fee related to the Term Loan repayment.

Los Gatos Working Capital Facility

On May 30, 2019, we entered into the WCF with the LGJV and Dowa, under which Dowa agreed to provide a maximum of $60.0 million for the benefit of the LGJV, with a maturity date of June 28, 2021. The interest under the WCF was LIBOR plus 3% per annum and was payable by the LGJV. We guaranteed 70% of this facility and were required to pay an arrangement fee on the borrowing, calculated as 15.0% per annum on 70.0% of the average daily principal amount outstanding during the relevant fiscal quarter. The full principal amount of the WCF was drawn down by the LGJV as of September 2019. On March 11, 2021, we and Dowa contributed $42.0 million and $18.0 million, respectively, in capital to the LGJV; the funds were used to extinguish the WCF.

Contractual Obligations

We and the LGJV entered into commitments with federal and state agencies to lease surface and mineral rights in Mexico related to our exploration activities. These leases are renewable annually.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability or expense that is being reported. For a discussion of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

Equity Method Investment

We account for our investment in affiliates using the equity method of accounting whereby, after valuing the initial investment, we recognize our proportional share of results of operations of the affiliate in its consolidated financial statements. The value of equity method investments are adjusted if it is determined that there is an other-than-temporary decline in value. The Company reviews equity method investments for an other-than-temporary decline in value when events or circumstances indicate that a decline in the fair value of the investment below its carrying value is other-than-temporary. Our investment in the LGJV is presented as investment in affiliates in the consolidated balance sheet. The difference between the carrying amount of the investment in affiliates and our equity in the LGJV’s net assets is due to value of mineral resources at MPR. We have historically incurred certain costs on behalf of the LGJV, primarily related to a project development loan arrangement fee, and may incur such fees from time to time in the future. Our proportional share of such costs are reported as an investment in affiliate and the residual costs, related to Dowa’s proportional ownership, are reported in the statement of loss.

Mineral Properties and Carrying Value of Long-Lived Assets (LGJV)

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

Income and Mining Taxes

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in the United States and Mexico. Refer to“-Critical Accounting Policies - Mineral Properties and Carrying Value of Long-Lived Assets” above for a discussion of the factors that could cause future cash flows to differ from estimates. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize deferred tax assets recorded at the balance sheet date could be impacted. Additionally, future changes in tax laws in the jurisdictions in which we operate could limit our ability to obtain the future tax benefits represented by our deferred tax assets recorded at the reporting date.

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

Common Stock Valuation

Prior to October 2020 we estimated the fair value of our common stock based on resource multiples, discounted cash flows, comparable property values, comparable public company equity values, changes in comparable public company equity values, and a discount for a lack of marketability. Prior to the IPO, based on this market data, the corresponding fair value of our common stock was used in valuing the options and DSUs granted in 2019 and 2020. At and subsequent to the IPO, the fair value of our common stock was based on the market price of our common stock on the grant date.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Report.

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits us, as an “emerging growth company,” to, among other things, take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

Cash Costs and All-In Sustaining Costs

Cash costs and all-in sustaining costs (“AISC”) are non-GAAP measures. AISC was calculated based on guidance provided by the World Gold Council (“WGC”). WGC is not a regulatory industry organization and does not have the authority to develop accounting standards for disclosure requirements. Other mining companies may calculate AISC differently as a result of differences in underlying accounting principles and policies applied, as well as definitional differences of sustaining versus expansionary (i.e. non-sustaining) capital expenditures based upon each company’s internal policies. Current GAAP measures used in the mining industry, such as cost of sales, do not capture all of the expenditures incurred to discover, develop and sustain production. Therefore, we believe that cash costs and AISC are non-GAAP measures that provide additional information to management, investors and analysts that aid in the understanding of the economics of the Company’s operations and performance and provides investors visibility by better defining the total costs associated with production.

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

	Years Ended December 31,
(in thousands, except unit costs)	2021	2020
Cost of sales	$97,710	$65,005
Royalties	4,781	2,148
Exploration	5,383	841
General and administrative	13,345	9,718
Depreciation, depletion and amortization	52,402	44,904
Other	—	3,416
Total expenses	$173,621	$126,032
Depreciation, depletion and amortization	(52,402)	(44,904)
Exploration[1]	(5,383)	(841)
Treatment and refining costs[2]	21,601	23,305
Cash costs (A)	$137,437	$103,592
Sustaining capital	72,979	51,093
All-in sustaining costs (B)	$210,416	$154,685
By-product credits[3]	(101,745)	(55,370)
All-in sustaining costs, net of by-product credits (C)	$108,671	$99,315
Cash costs, net of by-product credits (D)	$35,692	$48,222

Payable ounces of silver equivalent[4] (E)	10,942	6,104
Co-product cash cost per ounce of payable silver equivalent (A/E)	$12.56	$16.97
Co-product all-in sustaining cost per ounce of payable silver equivalent (B/E)	$19.23	$25.34

Payable ounces of silver (F)	6,791	3,331
By-product cash cost per ounce of payable silver (D/F)	$5.26	$14.48
By-product all-in sustaining cost per ounce of payable silver (C/F)	$16.00	$29.82

1 Exploration costs are not related to current mining operations.

2 Represent reductions on customer invoices and included in Revenue of the LGJV combined statement of income (loss).

3 By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period.

4 Silver equivalents utilize the average realized prices during the year ended December 31, 2021 of $24.51/oz silver, $1.36/lb zinc, $0.99/lb lead and $1,802/oz gold and the average realized prices during the year ended December 31, 2020 of $19.97/oz silver, $1.03/lb zinc, $0.83/lb lead and $1,709/oz gold.

“LOM AISC” means the life of mine all-in sustaining cost as defined in the Los Gatos Technical Report. It includes cash costs include all direct and indirect operating cash costs related to the physical activities of producing metals, including mining, processing and other plant costs, treatment and refining costs, freight and handling, general and administrative costs and royalties. All-in-sustaining cost or all-in-sustaining cost before by-product credits includes total production cash costs incurred at the LGJV’s mining operations plus sustaining capital expenditures and reclamation accretion expense and excludes Gatos Silver and Dowa corporate costs and allocations paid by the LGJV. All-in-sustaining after by-product credits includes the all-in-sustaining costs minus revenues from the sale of zinc, lead and gold (“by-product credits”).

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gatos Silver, Inc.

Opinion on the Consolidated Financial Statements

We have audited the consolidated balance sheet of Gatos Silver, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021 in accordance with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst and Young LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2022.

Toronto, Canada

March 20, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Gatos Silver, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Gatos Silver, Inc. and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2011 to 2022.

Denver, Colorado
March 29, 2021

GATOS SILVER, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands of United States dollars, except for share and per share amounts)

	Notes	2021	2020
ASSETS
Current Assets
Cash and cash equivalents		$6,616	$150,146
Related party receivables		1,592	1,727
Other current assets	3	3,558	3,879
Total current assets		11,766	155,752
Non-Current Assets
Investment in affiliates	15	355,310	109,597
Other non-current assets		35	61
Total Assets		$367,111	$265,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	5	$1,406	$4,024
Non-Current Liabilities
Credit Facility, net of debt issuance costs	11	12,620	—
Shareholders' Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,162,223 and 59,183,076 shares outstanding as of December 31, 2021 and December 31, 2020, respectively		117	108
Paid‑in capital		543,829	409,728
Accumulated deficit		(190,861)	(147,423)
Treasury stock, at cost, nil and 144,589 shares as of December 31, 2021 and December 31, 2020, respectively		—	(1,027)
Total shareholders' equity		353,085	261,386
Total Liabilities and Shareholders' Equity		$367,111	$265,410

See accompanying notes to the consolidated financial statements.

GATOS SILVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands of United States dollars, except for share and per share amounts)

	Notes	2021	2020
Expenses
Exploration		$1,657	$785
General and administrative		20,893	7,765
Amortization		89	30
Total expenses		22,639	8,580
Other income (expense)
Equity income (loss) in affiliates	15	35,883	(17,585)
Impairment of investment in affiliates	15	(51,564)	—
Arrangement fees		(195)	(4,843)
Interest expense		(185)	(4,047)
Other income (expense)	7, 10	(4,738)	28
Total other expense		(20,799)	(26,447)
Net loss from continuing operations		$(43,438)	$(35,027)
Net loss from discontinued operations	13	—	(5,414)
Net loss		$(43,438)	$(40,441)
Net loss per share:
Basic and diluted(1)
Continuing operations		$(0.68)	$(0.80)
Discontinued operations		$—	$(0.13)
		$(0.68)	$(0.93)
Weighted average shares outstanding:
Basic and diluted(1)		63,994,693	43,655,601
(1)	Prior period results have been adjusted to reflect the two-for-one reverse split in October 2020. See Note 1, Description of Business for details.

GATOS SILVER, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands of United States dollars, except for share and per share amounts)

	Number (1)		Amount
	Common	Treasury	Common	Treasury	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2019	40,323,430	144,589	$80	$(1,027)	$375,921	$(225,583)	$149,391
Stock-based compensation	—	—	—	—	4,563	—	4,563
Issuance of common stock, net	24,644,500	—	25	—	155,612	—	155,637
Convertible note conversion	2,712,003	—	3	—	18,981	—	18,984
Deferred salary conversion	47,061	—	—	—	329	—	329
DSU compensation	—	—	—	—	61	—	61
Distribution from Reorganization	(8,543,918)	—	—	—	(145,780)	118,601	(27,179)
Other	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	(40,441)	(40,441)
Balance at December 31, 2020	59,183,076	144,589	$108	$(1,027)	$409,728	$(147,423)	$261,386
Stock-based compensation	—	—	—	—	7,140	—	7,140
Issuance of common stock, net	9,830,426	(144,589)	9	1,027	126,071	—	127,107
DSU compensation	—	—	—	—	1,163	—	1,163
DSUs converted to common stock	148,721	—	—	—	—	—	—
Other	—	—	—	—	(273)	—	(273)
Net loss	—	—	—	—	—	(43,438)	(43,438)
Balance at December 31, 2021	69,162,223	—	$117	$—	$543,829	$(190,861)	353,085
(1)	Prior period results have been adjusted to reflect the two-for-one reverse split in October 2020. See Note 1, Description of Business for details.

GATOS SILVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands of United States dollars, except for share and per share amounts)

	Notes	2021	2020
OPERATING ACTIVITIES
Net loss		$(43,438)	$(40,441)
Plus net loss from discontinued operations		—	5,414
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization		89	30
Stock-based compensation expense	8	7,184	4,368
Equity (income) loss in affiliates	15	(35,883)	17,585
Interest expense on convertible notes beneficial conversion terms	6	—	3,984
Impairment of investment in affiliates	15	51,564	—
Other		(260)	329
Changes in operating assets and liabilities:
Receivables from related‑parties		134	(4,752)
Accounts payable and other accrued liabilities		(1,196)	2,027
Other current assets		321	(3,479)
Operating cash flows from discontinued operations		—	(3,453)
Net cash used by operating activities		(21,485)	(18,388)
INVESTING ACTIVITIES
Transfers of restricted cash to cash		—	151
Investment in affiliates	15	(261,439)	(12,298)
Investing cash flows from discontinued operations		—	18
Net cash used by investing activities		(261,439)	(12,129)
FINANCING ACTIVITIES
Related‑party convertible debt		—	15,000
Credit Facility	11	13,000	—
Financing costs		(7,277)	(4,039)
Issuance of common stock	8	133,085	160,436
Issuance of treasury stock		1,027	—
Other		(441)	260
Financing cash flows from discontinued operations		—	807
Net cash provided by financing activities		139,394	172,464
Net (decrease) increase in cash and cash equivalents		(143,530)	141,947
Cash and cash equivalents, beginning of period		150,146	9,085
Less cash of discontinued operations		—	886
Cash and cash equivalents form continuing operations, end of period		$6,616	$150,146
Interest paid		$168	$—
Supplemental disclosure of noncash transactions:
Deferred financing costs included in accounts payable and accrued liabilities		$—	$1,118
Director fees in accrued liabilities converted to deferred share units		$306	$61
Conversion of related party accounts receivable into LGJV capital contributions		$—	$9,448
Conversion of convertible notes to equity		$—	$15,000
Underwriting fees recorded to deferred financing costs		$—	$(12,076)
Deferred financing costs charged to equity		$—	$16,874

See accompanying notes to the consolidated financial statements.

GATOS SILVER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of United States dollars, except share, per share, option, and stock unit amounts)

1.Description of Business

Organization and Nature of Business

Gatos Silver, Inc. (“Gatos Silver” or “the Company”) is a silver dominant exploration, development and production company that discovered a new silver, lead and zinc-rich mineral district in southern Chihuahua State, Mexico.

The Company’s primary efforts are focused on the operation of the Los Gatos Joint Venture (“LGJV”) in Chihuahua, Mexico. On January 1, 2015, the Company entered into the LGJV to develop the Los Gatos District (“LGD”) with Dowa Metals and Mining Co., Ltd. (“Dowa”). The LGJV Operating entities consisted of Minera Plata Real S. de R.L. de C.V (“MPR”), Operaciones San Jose del Plata S. de R.L. de C.V. and Servicios San Jose del Plata S. de R.L. de C.V. (“Servicios”) (collectively, the “LGJV Entities”). Effective July 15, 2021, Servicios was merged into MPR.

Dowa acquired a 30% interest in the LGJV and the right to purchase future zinc-concentrate production at market rates by completing its $50,000 funding requirement on April 1, 2016. The LGJV completed a feasibility study in January 2017 and a technical update to the feasibility study in July 2020. On January 25, 2022, the Company announced that the July 2020 technical report should not be relied upon. In May 2019, Dowa increased its ownership interest by 18.5% to 48.5% through the conversion of the Dowa MPR Loan to equity. On March 11, 2021, the Company repurchased the 18.5% interest from Dowa for a total consideration of $71,550, including Dowa holding costs of this incremental interest, increasing the Company’s ownership in the LGJV Entities to 70.0%. These transactions resulted in a $47,400 higher basis than the underlying net assets of the LGJV Entities. This basis difference is being amortized over the LGJV Entities proven and probable reserves. See Note 10 - Commitment, Contingencies and Guarantees for further discussion. The LGJV ownership is currently 70% Gatos Silver and 30% Dowa. Despite owning the majority interest in the LGJV, the Company does not exercise control over the LGJV due to certain provisions contained in the Unanimous Omnibus Partner Agreement that currently require unanimous partner approval of all major operating decisions.

On September 1, 2019, the LGJV commenced commercial production of its two concentrate products: a lead concentrate and a zinc concentrate. The LGJV’s lead and zinc concentrates are currently sold to third-party customers.

The Company’s other regional Mexico exploration efforts outside of the LGJV district are conducted through its wholly-owned subsidiary, Minera Luz del Sol S. de R.L. de C.V. (“MLS”). In 2021, MLS completed a 5,400-meter exploration program on its wholly-owned Santa Valeria project, located approximately 15 kilometers from the Cerro Los Gatos deposit.

In December 2021, Gatos Silver Canada Corporation (“GSC”) was formed to house certain corporate employees based in Canada. No employees existed and no transactions occurred in GSC until 2022.

Reorganization

In conjunction with the initial public offering (“IPO”) completed on October 30, 2020, the Company effected a reorganization (the “Reorganization”) in which (i) the Company changed its name from Sunshine Silver Mining & Refining Corporation to Gatos Silver, Inc., (ii) Silver Opportunity Partners LLC, which held the Company’s interest in the Sunshine Complex in Idaho, comprised of the Sunshine Mine and the Sunshine Big Creek Refinery, became a wholly owned subsidiary of a newly created Delaware corporation named Silver Opportunity Partners Corporation (“SOP”), (iii) all equity interest in SOP was distributed to the Company’s shareholders, and (iv) each share of the Company’s common stock was split at a ratio of two-for-one (the “Reverse Split”). The Reverse Split did not have any effect on the stated par value of the Company’s common stock and the rights and privileges of the holders of shares of Common Stock were unaffected. All common stock and options outstanding immediately prior to the Reverse Split were appropriately adjusted by dividing the number of shares of common stock into which the options are exercisable or convertible by two and multiplying the exercise or conversion price thereof by two.

Pursuant to the distribution of SOP, the accounts for SOP are presented as discontinued operations in the Company’s consolidated financial statements for all periods presented. See Note 13 – Discontinued Operations for additional detail.

2.Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Gatos Silver and its subsidiaries, GSC and MLS. All Company subsidiaries are consolidated. All significant intercompany balances and transactions have been eliminated. All equity interest in the Company’s wholly-owned subsidiary, SOP, was distributed to its stockholders in October 2020. The accounts for SOP have been presented as discontinued operations in the accompanying consolidated financial statements. Prior year amounts have also been modified in these financial statements to properly report amounts under current operations and discontinued operations. See Note 13 – Discontinued Operations for further discussion.

All common stock shares, options and deferred stock units amounts and prices in the consolidated financial statements have been adjusted for the Reverse Split.

Equity method investment

The Company accounts for its investment in affiliates using the equity method of accounting whereby, after valuing the initial investment, the Company recognizes its proportional share of results of operations of the affiliate in its consolidated financial statements. The value of equity method investments are adjusted if it is determined that there is an other-than-temporary decline in value. The Company’s investment in the LGJV Entities is presented as Investment in affiliates in the consolidated balance sheet. The basis difference between the carrying amount of the investment in affiliates and the Company’s equity in the LGJV Entities’ net assets is due to value of the LGJV mineral resources. This basis difference is amortized on a units of production basis as the mineral resource is mined.

The Company incurred certain costs on behalf of the LGJV, primarily related to a project development loan arrangement fee. The Company’s proportional share of such costs are reported as an investment in affiliate and the residual costs, related to Dowa’s proportional ownership, are reported in the statement of loss as arrangement fees.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates are valuation of stock and stock options; valuation allowances for deferred tax assets; and the fair value of financial instruments and investment in affiliates. At the LGJV, significant items subject to such estimates and assumptions include mineral properties, life of mine revenue and cost assumptions, mineral resource conversion rates to mineral reserves; environmental reclamation and closure obligations and valuation allowances for deferred tax assets.

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

Other than temporary impairment - investment

A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of such losses might include, but are not limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. If circumstances require an investment is tested for an other than temporary decline in value, the Company will first estimate the fair value of the investment based on discounted cash flows then compare it to the carrying value of the investment. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. We recognized an impairment on our Investment in Affiliate in 2021. See Note 15 – Investment in Affiliates for further discussion.

Stock-based compensation

The Company recognizes all employee stock-based compensation as a cost in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award. Stock-based compensation expense is included as a component of general and administrative expense over the requisite service period of the award.

The fair value of stock options are estimated using the Black-Scholes option-pricing model. The fair value of performance share units (“PSUs”), which are subject to vesting based on the Company’s attainment of a pre-established market performance goals, are estimated using a Monte Carlo simulation valuation model. The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, estimates of forfeitures, the risk-free interest rate, expected dividend yields, and the Company’s performance. The Company estimates forfeitures of stock-based awards based on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed.

Net loss per share

Basic and diluted loss per share are presented for net loss attributable to common shareholders. Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted-average number of common stock shares outstanding, including deferred stock units (“DSUs”), for the respective period presented. Diluted net loss per share is computed similarly, except that weighted-average common shares is increased to reflect the potential dilution that would occur if stock options were exercised, or PSUs were converted into common stock. The effects of the Company’s dilutive securities are excluded from the calculation of diluted weighted-average common shares outstanding if their effect would be anti-dilutive based on the treasury stock method or due to a net loss.

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

Recently issued and adopted accounting standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) to simplify and enhance accounting for income taxes. This update is effective in fiscal years, including interim periods, beginning after December 15, 2020, and early adoption is permitted. The adoption of this standard in 2021 did not have a material impact on our financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021, to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01. The Company is still assessing the impact of the standards but does not expect the standards to have a material impact on its financial statements.

As of December 31, 2021, there are no additional recently issued or adopted accounting standard that could have a material impact on our financial statements.

3.Other Current Assets

	December 31,	December 31,
	2021	2020
Value added tax receivable	$575	$318
Prepaid expenses	2,976	3,560
Other	7	1
Total other current assets	$3,558	$3,879

4.Property, Plant and Equipment, net

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

Santa Valeria Concession

The Company was required to make monthly payments through 2020 to continue exploration activities and obtain ownership of the Santa Valeria concessions. If production commences, the Company is required to make a production royalty payment of 1% of the net smelter returns. The Company may terminate the agreement upon prior notice.

The Company made and expensed mineral lease payments of $24 and $414 for the years ended December 31, 2021 and 2020, respectively.

5.Accounts Payable and Other Accrued Liabilities

	December 31,	December 31,
	2021	2020
Accounts payable	$196	$560
Accrued expenses	623	1,240
Accrued compensation	587	1,964
Other	—	260
Total accounts payable and other current liabilities	$1,406	$4,024

6.Related-Party Convertible Notes

During the second quarter of 2020, the Company entered into a convertible note purchase agreement with Electrum Silver US LLC, an affiliate and large shareholder, for the issuance of an aggregate of $15,000 of convertible notes. The convertible notes incurred an annual interest of 5%. On October 30, 2020, the outstanding $15,000 in convertible notes and $187 in accrued interest were converted into 2,712,003 shares of common stock of the Company as a result of the IPO in accordance with the conversion terms, and the Company incurred non-cash interest expense of $3,984.

7.Related-Party Transactions

LGJV

Under the Unanimous Omnibus Partner Agreement, the Company provides certain management and administrative services. The Company earned $5,000 and $3,900 under this agreement for the years ended December 31, 2021 and 2020, respectively, and received $5,367 and $766 in cash from the LGJV under this agreement for the years ended December 31, 2021 and 2020, respectively. The Company had receivables under this agreement of $833 and $1,200 as of December 31, 2021 and 2020, respectively. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV. During the year ended December 31, 2020, $5,850 of receivables under this agreement, as well as other outstanding receivables to be reimbursed by the LGJV, were converted to capital of the LGJV, increasing Investment in affiliates.

SSMRC

The Company had a Management Services Agreement with Sunshine Silver Mining & Refining Corporation (“SSMRC”) (f.k.a SOP), pursuant to which the Company provided certain limited executive and managerial advisory services to SSMRC until terminated by either party. SSMRC reimbursed the Company for costs of such services. The Company earned $16 and $41 from SSMRC under this agreement during the years ended December 31, 2021 and 2020, respectively. This agreement was terminated effective December 31, 2021.

8.Stockholders’ Equity

The Company is authorized to issue 700,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2021, 69,162,223 shares of common stock are outstanding, and no shares of preferred stock are outstanding.

Common Stock Transactions

On July 19, 2021, the Company completed a follow-on public offering of 8,930,000 shares of common stock at a price of $14.00 per share, resulting in net proceeds of $118,894, after deducting underwriting discounts and commissions. On August 18, 2021, the Company issued an additional 286,962 shares of common stock at a price of $14.00 per share, through the exercise of the over-allotment option, with net proceeds from the additional issuance of $3,837, after deducting underwriting discounts and commissions. Additionally, the Company incurred an additional $1,700 in other costs related to the offering.

During October 2020, in connection with the Reorganization, each share of common stock was exchanged for approximately 0.39406 shares of the Company’s common stock (subject to rounding to eliminate fractional shares). In October 2020, the Company completed an IPO of 21,430,000 common stock shares, and in November 2020, the Company issued an additional 3,214,500 common stock shares through the underwriters’ over-allotment option, each at $7.00 per share raising an aggregate of $172,512. Underwriting fees incurred in conjunction with the IPO and issuance of additional common stock are recorded as a reduction to Paid-in Capital. In October 2020, the Company also issued 47,061 common stock shares to executive officers for deferred salary compensation incurred in 2020 and converted the outstanding convertible notes into 2,712,003 common stock shares, each at $7.00 per share.

Stock-Based Compensation

Equity Compensation Plan

The Company has a Long-Term Incentive Plan under which options and shares of the Company’s common stock are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board of Directors. Awards under the plan include stock options, stock appreciation rights, stock awards, deferred stock units, and performance awards. Stock options, performance awards and deferred stock units have been granted by the Company in different periods. As of December 31, 2021, approximately 8.1 million shares of common stock were available for grant under the plan. The Company recognized stock-based compensation expense as follows:

	Years ended December 31,
	2021	2020
Stock Options	$7,162	$4,368
PSUs	22	—
	$7,184	$4,368

Stock Option Transactions

The Company’s stock options have a contractual term of 10 years and entitle the holder to purchase one share of the Company’s common stock. The options granted to the Company’s employees and LGJV personnel prior to 2020 have a requisite service period of four years and vest in equal annual installments. Starting in 2020, the options granted to the Company’s employees and LGJV personnel have a requisite service period of three years. The sign on options granted to the Company’s President in June 2021 vest in three equal tranches, the first of which vested immediately, and the remainder on the first and second anniversaries of employment with the Company, subject to continued employment on such vesting dates. The options granted to non-employee directors prior to 2020 have a requisite service period of one year and vest in equal monthly installments. The options granted to non-employee directors in January 2020 have a requisite service period of one and a half years and vest in monthly installments. The options granted to non-employee directors in June 2021 have a requisite service period of one year and vest in semi-annual installments. On December 31, 2021, there was $10,346 of unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the respective vesting start dates and number of options granted to employees and directors in 2021 and 2020:

Recipient	Options Granted	Vesting Start Date	Grant Date
Directors	197,666	January 20, 2020	January 20, 2020
Employees	416,000	January 20, 2020	January 20, 2020
Employees	164,000	January 30, 2020	January 30, 2020
Directors	20,667	March 1, 2020	March 1, 2020
Employees	12,000	July 31, 2020	July 31, 2020
Employees	1,127,500	October 27, 2020	October 27, 2020
Employees	100,000	March 31, 2021	May 14, 2021
Directors	7,253	May 14, 2021	May 14, 2021
Directors	32,466	June 1, 2021	June 22, 2021
Employees	283,333	June 1, 2021	June 22, 2021
Employees	66,667	June 22, 2021	June 22, 2021
Employees	589,500	December 27, 2021	December 27, 2021

The following assumptions were used to compute the fair value of the options granted using the Black-Scholes option valuation model:

	Grant Date
	Jan.	Mar.	Jul.	Oct.	May	Jun.	Dec.
	2020	2020	2020	2020	2021	2021	2021
Risk-free interest rate	1.63%	1.63%	1.63%	0.51%	1.06%	1.05%	1.34%
Dividend yield	—	—	—	—	—	—	—
Estimated volatility	62.20%	62.20%	62.20%	62.50%	62.59%	62.53%	60.88%
Expected option life	6 years	6 years	6 years	6 years	6 years	6 years	6 years

The weighted-average grant date fair value per share was $7.54 and $5.65 for the years ended December 31, 2021 and 2020, respectively.

The following assumptions were used to compute the fair value of the LGJV Personnel options using the Black-Scholes option valuation model as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Risk-free interest rate	1.35%	0.51%
Dividend yield	—	—
Estimated volatility	60.86%	62.09%
Expected option life	6 years	6 years

The Company’s estimated volatility computation was based on the historical volatility of a group of peer companies’ common stock over the expected option life and included both exploration stage and development stage companies. Prior to our IPO in October 2020, our common stock was not publicly traded. As a result, the expected volatility assumption was based on peer information due to insufficient market trading history required to calculate a meaningful volatility factor. The computation of the expected option life was determined based on a reasonable expectation of the option life prior to being exercised or forfeited. The risk-free interest rate assumption was based on the U.S. Treasury constant maturity yield at the date of the grant over the expected life of the option. No dividends were expected to be paid.

The following tables summarize the stock option activity for the year ended December 31, 2021:

		Weighted‑		Weighted‑
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
Employee & Director Options	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2020	5,411,930	$12.52	—	—
Granted	1,079,219	$13.30	—	—
Exercised	(602,181)	$8.30	—	—
Forfeited	(15,000)	$7.00	—	—
Outstanding at December 31, 2021	5,873,968	$13.11	$8,107	5.70
Vested at December 31, 2021	3,817,271	$14.27	$4,560	4.11

		Weighted‑		Weighted‑
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
LGJV Personnel Options	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2020	43,676	$7.23	—	—
Exercised	(11,283)	$7.00	—	—
Outstanding and vested at December 31, 2021	32,393	$7.31	$99	4.27

The total fair value of stock options vested during the year ended December 31, 2021, was $5,712. The total intrinsic value of stock options exercised during the year ended December 31, 2021, was $4,548. For the year ended December 31, 2021, the Company received cash payments from the exercise of stock options totaling $4,996.

Performance Share Unit Transactions

Performance share units granted are reported as equity awards at fair value using a Monte Carlo simulation valuation model. On December 17, 2021, 119,790 PSUs were granted to the Company’s employees with a weighted average grant date fair value per share of $14.22. The PSUs are based on the Company’s total shareholder return (“TSR”) relative to a peer group over a three-year performance period. The number of PSUs awarded can range from 0% to 200% of the initial award granted, depending on the TSR percentile rank of the Company relative to the peer group, and are payable in common stock or cash, at the Company’s discretion, at the end of their performance period.

Compensation expense is recognized ratably from the grant date over the requisite three-year vesting period. On December 31, 2021, unrecognized compensation expense related to the PSUs was $1,682 which is expected to be recognized over a weighted-average period of 3.0 years.

The following assumptions were used to compute the fair value of PSUs granted during 2021:

Risk-free interest rate	0.95%
Dividend yield	—
Estimated volatility	63.0%

Deferred Stock Unit Transactions

Deferred stock units are awarded to directors at the discretion of the Board of Directors. The DSUs are fully vested on the grant date and each DSU entitles the holder to receive one share of the Company’s common stock upon the director’s cessation of continuous service. In addition, senior executives are eligible to elect to defer receipt of any portion of cash compensation or equity compensation awards other than from the exercise of stock options and take payment in the form of DSUs. Non-employee directors are eligible to elect to defer receipt of any portion of annual retainers or meeting awards and take payment in the form of DSUs. The DSU entitles the holder to receive one share of the Company’s common stock at either a date specified in the deferral election or cessation of service, whichever comes first. The fair value of DSUs are equal to the fair value of the Company’s common stock on the grant date. The Company recognized DSU expense of $879 for the year ended December 31, 2021.

The following table summarizes the DSU activity for the year ended December 31, 2021:

		Weighted-Average
		Grant Date Fair
Director DSUs	Shares	Value
Outstanding at December 31, 2020	182,714	—
Granted	112,803	$11.45
Converted	(148,721)	$8.67
Outstanding at December 31, 2021	146,796	$10.88

The total fair value of DSUs vested for the year ended December 31, 2021, was $1,292, and the total intrinsic value of DSUs converted during the year ended December 31, 2021, was $861.

9.Fair Value Measurements

The Company establishes a framework for measuring the fair value of assets and liabilities in the form of a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

At December 31, 2021 and 2020, the Company’s financial instruments including cash and cash equivalents, receivables, accounts payable and other current liabilities are carried at amortized cost, which approximate fair value due to their short maturities and are classified within Level 1 of the fair value hierarchy. The carrying value of the Company’s Revolving Credit Facility (the “Credit Facility”) entered into on July 12, 2021 approximates fair value due to its variable short-term interest rate, which is updated every one to three months to correlate with current market rates and is classified within Level 2 of the fair value hierarchy. The Company had a $13,000 outstanding balance under its Credit Facility as of December 31, 2021.

Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis

The Company discloses and recognizes its non-financial assets and liabilities at fair value on a non-recurring basis and makes adjustments to fair value, as needed (for example, when there is evidence of impairment).

The Company recorded its initial investment in affiliates at fair value within Level 3 of the fair value hierarchy, as the valuation was determined based on internally developed assumptions with few observable inputs and no market activity. For the year ended December 31, 2021, the Company recorded impairment charges associated with the investment in the LGJV, and reduced the carrying amount of such asset subject to the impairment to their estimated fair value. See Note 15 – Investment in Affiliates for additional information on the impairment.

10.Commitments, Contingencies and Guarantees

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

Legal

On February 22, 2022, a purported Gatos stockholder filed a putative class action lawsuit in the United States District Court for the District of Colorado against the Company, certain of our former officers, and several directors. An amended complaint was filed on August 15, 2022. The amended complaint, allegedly brought on behalf of certain purchasers of Gatos common stock and certain traders of call and put options on Gatos common stock from December 9, 2020 through January 25, 2022, seeks, among other things, damages, costs, and expenses, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as well as Sections 11 and 15 of the Securities Act of 1933. The amended complaint alleges that certain individual defendants and Gatos, pursuant to the control and authority of the individual defendants, made false and misleading statements and/or omitted certain material information regarding the mineral resources and reserves at the Cerro Los Gatos mine. Gatos and all defendants filed a motion to dismiss this action on October 14, 2022. That motion was fully briefed as of December 23, 2022.

By Notice of Action issued February 9, 2022 and subsequent Statement of Claim dated March 11, 2022 Izabela Przybylska commenced a putative class action against Gatos Silver, Inc. (“Gatos”), certain of its former officers and directors, and others in the Ontario Superior Court of Justice on behalf of a purported class of all persons or entities, wherever they may reside or be domiciled, who acquired securities of Gatos in both the primary and secondary markets during the period from October 28, 2020 until January 25, 2022. The action asserts claims under Canadian securities legislation and at common law and seeks unspecified monetary damages and other relief in respect of allegations the defendants made false and misleading statements and omitted material information regarding the mineral resources and reserves of Gatos. The plaintiff filed motion materials for leave to proceed in respect of her statutory claims and for class certification on March 3, 2023. The court has tentatively set dates in late March of 2024 for the hearing of the plaintiff’s motions.

There can be no assurance that any of the foregoing matters individually or in aggregate will not result in outcomes that are materially adverse for us.

Dowa Debt Agreements

In July 2017, the LGJV Entities entered into a loan agreement (the “Term Loan”) with Dowa whereby the LGJV Entities could borrow up to $210,000 for LGD development, with a maturity date of December 29, 2027. Interest on the Term Loan accrued daily at LIBOR plus 2.35%, with the interest added to the amount borrowed until commencement of production. During 2018, the LGJV paid Dowa a $4,200 closing fee. Commencing June 30, 2021, 14 consecutive semi-annual equal payments of the aggregate principal and capitalized interest began. The Company was required to pay an arrangement fee on the borrowing, calculated as 2% per annum of 70% of the outstanding principal balance, payable in semi-annual installments, on that date, which was two business days prior to June 30 and December 31 each fiscal year until maturity, commencing after the initial drawdown, which occurred in July 2018. The Term Loan also required additional principal payments equal to 70% of excess cash flows (as defined).

On July 26, 2021, the Term Loan was repaid in full through capital contributions made to the LGJV by the Company and Dowa in amounts equal to their pro-rata ownership in the LGJV of 70% and 30%, respectively. In conjunction with the repayment, the Company paid a fee to Dowa of $10,000.

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

In connection with entering into the WCF (as defined below), the Company contributed $18,200 to the LGJV in May 2019 to provide funding for partial repayment of principal and interest related to the Dowa MPR Loan. In late May 2019, the Dowa MPR Loan was fully extinguished with a cash payment of $18,200 and the conversion of the remaining $50,737 of principal and interest. The conversion of the remaining principal and interest increased Dowa’s ownership in the LGJV entities by 18.5% to 48.5%. On March 11, 2021, the Company repurchased the 18.5% interest from Dowa, for a total consideration of $71,550, increasing the Company’s ownership in the LGJV to 70.0%. These transactions resulted in a $47,400 higher basis than the underlying net assets of the LGJV Entities. This basis difference is being amortized as the LGJV Entities’ proven and probable reserves are processed.

On May 30, 2019, the LGJV entered into a working capital facility agreement (the “WCF”) with Dowa whereby the LGJV could borrow up to $60,000 to fund the working capital and sustaining capital requirements of the LGD. Interest on this loan accrued daily at LIBOR plus 3.0% and all outstanding principal and interest was to mature on June 28, 2021. The Company was required to pay an arrangement fee on the borrowing, calculated as 15.0% per annum of 70.0% of the average daily principal amount outstanding under the WCF during such fiscal quarter. On March 11, 2021, the $60,000 outstanding under the WCF was extinguished using funds contributed to the LGJV. The Company’s pro-rata capital contribution to the LGJV was $42,000.

The Company guarantees the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements. As of December 31, 2021, the LGJV had $6,011 outstanding under the LGJV equipment loan agreements, net of unamortized debt discount of $14, with varying maturity dates through August 2023.

11.Debt

On July 12, 2021, the Company entered into a Credit Facility. The Credit Facility provides for a revolving line of credit in a principal amount of $50,000 and has an accordion feature which at the time allowed for an increase in the total line of credit up to $100,000, subject to certain conditions. Loans under the Credit Facility bears interest at a rate equal to either the LIBOR rate plus a margin ranging from 3.00% to 4.00% or the U.S. Base Rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company, in each case, with such margin determined in accordance with the Company’s consolidated net leverage ratio as of the end of the applicable period. The Credit Facility contains affirmative and negative covenants that are customary for credit agreements of this nature. The affirmative covenants consist of a leverage ratio, a liquidity covenant and an interest coverage ratio. The negative covenants include, among other things, limitations on asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates. Obligations under the Credit Facility may be accelerated upon the occurrence of certain customary events of default. The Company complied with all covenants under the Credit Facility as of December 31, 2021.

On July 19, 2021, the Company borrowed $13,000 under the Credit Facility at a rate of LIBOR plus 3%. Debt issuance costs of $442 were to be amortized through July 31, 2024, prior to the amended and restated Credit Facility (see terms below). The current balance outstanding on the Credit Facility is $9,000, following a $4,000 principal repayment in December 2022.

The Company recognized interest expense of $185 and $62 for amortization of debt issuance cost, for the year ended December 31, 2021. The Company paid interest of $168 for the year ended December 31, 2021.

On March 7, 2022, the Company amended the Credit Facility with the lender, Bank of Montreal (“BMO”), to address potential loan covenant deficiencies. The amendment included the following revisions:

●	audited financial statements were to be provided prior to November 15, 2022;
●	the credit limit was reduced to $30,000, until the Company delivered a new LOM CLG financial model with updated mineral reserves;
●	upon assessment of the new CLG financial model, BMO, in its sole discretion, may increase the credit limit up to the original $50,000;
●	requirement to provide updated financial projections for the CLG by September 30, 2022. The financial projections were provided by the required date and it was used as the basis for the amendment entered into on December 19, 2022 discussed below; and
●	waivers of certain defaults, events of default, representations and warranties and covenants arising out of the facts that led to the potential reduction in metal content of the Company’s previously stated mineral reserve figures.

On December 19, 2022, the Company entered an amended and restated Credit Facility with BMO extending the maturity date and re-establishing a credit limit of $50,000, with an accordion feature providing up to an additional $25,000. Key terms of the amended Credit Facility include:

●	audited financial statements for fiscal years 2021 are to be provided no later than April 15, 2023, and audited financial statements for fiscal year 2022 and unaudited financial statements for the first three fiscal quarters in fiscal year 2022 are to be provided no later than April 30, 2023;
●	$50,000 revolving line of credit with an accordion feature, which allows for an increase in the total line of credit up to $75,000, subject to certain conditions;

●	The maturity date is extended from July 31, 2024 to December 31, 2025;
●	A change in the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”); and
●	Loans under the Revolver bear interest at a rate equal to either a term SOFR rate plus a margin ranging from 3.00% to 4.00% or a U.S. base rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company.

12.Income Taxes

The components of loss from continuing operations before income taxes were as follows for the years ended December 31:

	2021	2020
U.S.	$(39,559)	$(32,964)
Mexico	(3,879)	(2,063)
Total	$(43,438)	$(35,027)

The consolidated income tax benefit from continuing operations consisted of nil and nil, for the years ended December 31, 2021 and 2020, respectively.

A reconciliation of the actual income tax benefit and the tax computed by applying the applicable U.S. federal rate of 21% to the loss before income taxes is as follows for the years ended December 31:

	2021	2020
Tax provision (benefit) from continuing operations	$8,307	$7,356
State tax benefit from continuing operations	(2)	1,577
Nondeductible Expenses	(8,368)	(773)
Change in Valuation Allowance	(3,942)	(8,707)
Effect of Change in Tax Rates	(9,223)	2,991
US/Foreign Tax Rate Differential	—	49
True-up MLS at 30% MX tax rate	(3,059)	—
Current Year NOL Utilization	—	(2,186)
True-up LGJV	15,303	—
True-up Stock Options	1,025	—
Other	(41)	(307)
Total income tax benefit	$—	$—

The components of the net deferred tax assets (liabilities) are summarized as follows for the year ended:

	2021	2020
Deferred tax assets
Accrued compensation	$29	$457
Deferred share unit awards	427	218
Investment in affiliate	27,800	—
Other accrued liabilities	21	26
Mineral properties	2,057	2,487
Operating loss carryforward	22,340	30,729
Foreign branch tax benefit	—	14,091
Stock Options	8,399	8,182
Loan Fees	—	1,303
Other	22	27
Valuation allowances	(60,262)	(56,320)
Total deferred tax assets	$833	$1,200
Deferred tax liabilities
Property, plant and equipment	(229)	(276)
Exploration and Development	(19)	(16)
Prepaid expenses	(585)	(908)
Total deferred tax liabilities	$(833)	$(1,200)
Net deferred income tax assets (liabilities)	$—	$—

Based upon the level of taxable income (loss) and projections of future taxable income (loss) over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance from continuing operations against the United States and Mexico net deferred tax asset balances of $60,262. If the Company is profitable for a number of years, and the prospects for the realization of the deferred tax assets become more likely than not, the Company will then reverse all or a portion of the valuation allowance that could result in a reduction of future reported income tax expense.

At December 31, 2021, the Company had $103,796 of net operating loss carryforwards from continuing operations in the United States. Of the total net operating loss from continuing operations, $84,866 expire at various dates through 2037, and $18,930 may be carried forward indefinitely. There are also $7,574 of net operating loss carryforwards (net of inflation adjustments) in Mexico which expire at various dates through 2031. No assets have been recognized for net operating loss carryforwards where the Company believes it is more likely than not that the net operating losses will not be realized. The Company will monitor the valuation on an ongoing basis and will make the appropriate adjustments as necessary should circumstances change.

The Company has adopted the provisions of ASC 740-10, Income Taxes. The Company files income tax returns in the U.S., Mexico, Colorado, Idaho, Montana and Utah. The Company’s foreign assets and operations are owned by entities that have elected to be treated for U.S. tax purposes as corporations and, as a result, the taxable income or loss and other tax attributes of such entities are not included in the Company’s U.S. federal consolidated income tax return. The statute of limitations for tax returns filed in the U.S. and Mexico is three years and five years, respectively, from the date of filing. The Company’s 2022, 2021, 2020 and 2019 U.S. tax returns are subject to examinations by U.S. tax authorities until 2025, 2024, 2023, and 2022, respectively. The Company is no longer subject to examinations by Mexico tax authorities for years prior to 2017.

As of December 31, 2021, the Company has not recognized any increases or decreases in unrecognized tax benefits, as it is more likely than not that all tax positions will be upheld by the taxing authorities. The Company reports tax penalties in income tax expense. No such penalties were recognized during the periods presented.

13.Discontinued Operations

On October 30, 2020, in conjunction with the IPO, Gatos Silver, Inc. (f.k.a. Sunshine Silver Mining & Refining Corporation prior to October 30, 2020) completed the distribution of its reportable U.S. segment, which was comprised of SOP. SOP holds an interest in the Sunshine Complex located in the Coeur d’Alene Mining District in Idaho and is comprised of the Sunshine Mine and the Sunshine Big Creek Refinery. To effect the distribution, the Company distributed, on a pro rata basis, all equity interest of SOP to its stockholders of record immediately prior to completion of the IPO. Shareholders received approximately 0.10594 shares of common stock of SOP for every share of the Company’s common stock held. SOP became a wholly owned subsidiary of a newly created Delaware corporation named Silver Opportunity Partners Corporation, subsequently renamed to Sunshine Silver Mining & Refining Corporation.

The results of discontinued operations are presented separately in the consolidated statements of operations. The results of operations for this entity for the period ended October 30, 2020, have been reflected as discontinued operations in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2020, and consist of the following:

December 31,
2020
OPERATING EXPENSES OF DISCONTINUED OPERATIONS
Exploration	$352
Pre-development	1,700
General and administrative	1,431
Amortization	1,935
Total expenses	5,418

Other Income of Discontinued Operations
Other income	(4)
Net Loss of Discontinued Operations	$5,414

The Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the period ended October 30, 2020, have been reflected as discontinued operations in the consolidated statements of cash flows for the year ended December 31, 2020, and consist of the following:

December 31,
2020
Discontinued Operating Activities
Net loss	$(5,414)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	1,935
Stock compensation expense	195
Accretion expense	91
Other	—
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	(256)
Materials and supplies inventory	(2)
Other current assets	(2)
Net cash used by operating activities of discontinued operations	(3,453)

Investing Activities of Discontinued Operations
Purchase of property, plant and equipment	(22)
Transfers of restricted cash to cash	40
Net cash provided by investing activities of discontinued operations	18

Financing Activities of Discontinued Operations
Related-party convertible notes	500
PPP Loan proceeds	307
Net cash provided by financing activities of discontinued operations	807

14.Segment Information

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

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$1,657	$—	$1,657	$785	$—	$785
General and administrative	1,424	19,469	20,893	549	7,216	7,765
Amortization	—	89	89	—	30	30
Arrangement fees	—	195	195	—	4,843	4,843
Interest expense	—	185	185	—	4,047	4,047
Equity (income) loss in affiliates	(35,883)	—	(35,883)	17,585	—	17,585
Impairment of investment in affiliates	—	51,564	51,564	—	—	—
Other (income) expense	40	4,698	4,738	9	(37)	(28)
Total assets	74,637	292,474	367,111	38,326	227,084	265,410

15.Investment in Affiliates

During the years ended December 31, 2021 and 2020, the Company recognized income of $35,883 and a loss of $17,585, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results. The equity income or loss in affiliate includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized as the LGJV Entities’ proven and probable reserves are processed.

On November 10, 2022, the Company provided an updated technical report, the Los Gatos Technical Report. The Los Gatos Technical Report indicated a significant decrease in the mineral reserve and mineral resource from the previously issued technical report in 2020. The Company considered this reduction in the mineral reserve and mineral resources as an indicator of a possible other-than-temporary impairment and as a result compared the carrying value of the LGJV on December 31, 2021 to the fair value of the LGJV.

The fair value of the LGJV was estimated based on the net present value (“NPV”) of the expected cash flows to be generated by the LGJV on 70% basis. The discount rate used was 5.00%. The fair value of the investment in the LGJV was estimated to be $355,310 and the carrying value at December 31, 2021 was $406,874. Since the carrying value is exceeding the fair value, an impairment charge of $51,564 was recorded during the fourth quarter of 2021. See Note 9 – Fair Value Measurements for additional detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment.

For the year ended December 31, 2021, the Company contributed $260,039 to the LGJV to repurchase 18.5% of the ownership of the LGJV, to retire the WCF and the Term Loan and in support of exploration activities. For the year ended December 31, 2020, the Company contributed $17,227 to the LGJV in support of continued operations in the form of cash and receivables converted to capital of the LGJV, as described in Note 7 – Related-Party Transactions.

In April 2022, July 2022 and November 2022, the Company received dividends from the LGJV in the amount of $5,936, $9,975 and $13,300, respectively.

The LGJV Entities’ combined balance sheets as of December 31, 2021 and 2020, and combined statements of income (loss) for the years ended December 31, 2021 and 2020, are as follows:

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$20,280	$1,676
Receivables	11,263	3,988
Inventories	11,062	10,315
VAT receivable	46,242	50,732
Other current assets	4,515	2,891
Total current assets	93,362	69,602
Non‑Current Assets
Mine development, net	229,076	202,874
Property, plant and equipment, net	190,896	196,942
Net deferred tax assets	9,226	—
Total non‑current assets	429,198	399,816
Total Assets	$522,560	$469,418
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$33,179	$35,767
Related party payable	1,609	1,703
Accrued interest	51	101
Unearned revenue	1,714	3,276
Income taxes	6,315	—
Equipment loans	5,534	7,084
Term Loan	—	31,826
Working Capital Facility	—	60,000
Total current liabilities	48,402	139,757
Non‑Current Liabilities
Term Loan	—	187,767
Equipment loans	478	6,120
Asset retirement obligation	14,706	12,162
Total non‑current liabilities	15,184	206,049
Owners’ Capital
Capital contributions	540,638	271,368
Paid‑in capital	18,370	16,366
Accumulated deficit	(100,034)	(164,122)
Total owners’ capital	458,974	123,612
Total Liabilities and Owners’ Capital	$522,560	$469,418

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2021	2020
Revenue	$249,194	$121,470
Expenses
Cost of sales	97,710	65,005
Royalties	4,781	2,148
Exploration	5,383	841
General and administrative	13,345	9,718
Depreciation, depletion and amortization	52,402	44,904
Other	—	3,416
Total expenses	173,621	126,032
Other income (expense)
Interest expense	(5,542)	(12,484)
Loss on Term Loan extinguishment	(4,359)	—
Arrangement fee	(2,090)	(8,888)
Accretion expense	(924)	(849)
Other income	222	109
Foreign exchange loss	(749)	(1,042)
Total other expense	(13,442)	(23,154)
Income (loss) before taxes	62,131	(27,716)
Mining tax expense	(954)	—
Income (loss) before income taxes	61,177	(27,716)
Income tax benefit	2,911	—
Net income (loss)	$64,088	$(27,716)

16.Subsequent Events

The LGJV paid its first dividend of $20 million to its partners in April 2022. After withholding taxes and payment of the initial $10.3 million priority dividend to Dowa, we received $6 million. In July 2022 and November 2022, the LGJV paid additional dividends in the amount of $15 million and $20 million, respectively, to its partners. The Company’s share, after withholding taxes, was $10 million and $13.3 million, respectively, for the July 2022 and November 2022 dividend payments.

On December 19, 2022, we entered into an amended and restated Credit Facility with BMO extending the maturity date and re-establishing a credit limit of $50 million, with an accordion feature, as further described above.

Report of Independent Auditors

To Board of Managers of Los Gatos Joint Venture

Opinion

We have audited the combined financial statements of Los Gatos Joint Venture, which comprise the combined balance sheet as of December 31, 2021, and the related combined statements of income (loss), of owners’ capital and cash flows for the year then ended, and the related notes (collectively referred to as the “combined financial statements”).

In our opinion, the accompanying combined financial statements present fairly, in all material respects, the financial position of Los Gatos Joint Venture at December 31, 2021, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Combined Financial Statements section of our report. We are required to be independent of Los Gatos Joint Venture and to meet our other ethical responsibilities in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Other Matter

The combined financial statements of the Los Gatos Joint Venture for the year ended December 31, 2020, were audited by another auditor who expressed an unmodified opinion on those combined financial statements on March 29, 2021.

Responsibilities of Management for the Combined Financial Statements

Management is responsible for the preparation and fair presentation of the combined financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of combined financial statements that are free of material misstatement, whether due to fraud or error.

In preparing the combined financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about Los Gatos Joint Venture’s ability to continue as a going concern for one year after the date that the combined financial statements are available to be issued.

Auditor’s Responsibilities for the Audit of the Combined Financial Statements

Our objectives are to obtain reasonable assurance about whether the combined financial statements as a whole are free of material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the combined financial statements.

In performing an audit in accordance with GAAS, we:

●Exercise professional judgment and maintain professional skepticism throughout the audit.

●Identify and assess the risks of material misstatement of the combined financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements.
●Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Los Gatos Joint Venture’s internal control. Accordingly, no such opinion is expressed.
●Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the combined financial statements.
●Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise  substantial doubt about Los Gatos Joint Venture’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ Ernst and Young LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

March 8, 2023

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands of United States dollars)

	Notes	2021	2020
ASSETS
Current Assets
Cash and cash equivalents		$20,280	$1,676
Receivables		11,263	3,988
Inventories	4	11,062	10,315
VAT receivable		46,242	50,732
Other current assets	5	4,515	2,891
Total current assets		93,362	69,602
Non-Current Assets
Mine development, net		229,076	202,874
Property, plant and equipment, net	6	190,896	196,942
Net deferred tax assets	15	9,226	—
Total non-current assets		429,198	399,816
Total Assets		$522,560	$469,418
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	7	$33,179	$35,767
Related party payable		1,609	1,703
Accrued interest		51	101
Unearned revenue	3	1,714	3,276
Income taxes	15	6,315	—
Equipment loans	14	5,534	7,084
Term Loan	9	—	31,826
Working Capital Facility	9	—	60,000
Total current liabilities		48,402	139,757
Non-Current Liabilities
Term Loan	9	—	187,767
Equipment loans	14	478	6,120
Asset retirement obligation	11	14,706	12,162
Total non-current liabilities		15,184	206,049
Owners’ Capital
Capital contributions		540,638	271,368
Paid-in capital		18,370	16,366
Accumulated deficit		(100,034)	(164,122)
Total owners’ capital		458,974	123,612
Total Liabilities and Owners’ Capital		$522,560	$469,418

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

(In thousands of United States dollars)

	Notes	2021	2020
Revenue	3	$249,194	$121,470
Expenses
Cost of sales		97,710	65,005
Royalties		4,781	2,148
Exploration		5,383	841
General and administrative	8	13,345	9,718
Depreciation, depletion and amortization		52,402	44,904
Other		—	3,416
Total expenses		173,621	126,032

Other income (expense)
Interest expense		(5,542)	(12,484)
Loss on Term Loan extinguishment	9	(4,359)	—
Arrangement fee		(2,090)	(8,888)
Accretion expense	11	(924)	(849)
Other income		222	109
Foreign exchange loss		(749)	(1,042)
Total other expense		(13,442)	(23,154)

Income (loss) before taxes		62,131	(27,716)
Mining tax expense		(954)	—
Income (loss) before income taxes		61,177	(27,716)
Income tax benefit	15	2,911	—
Net income (loss)		$64,088	$(27,716)

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF OWNERS’ CAPITAL

(In thousands of United States dollars)

	Capital		Accumulated
	Contributions	Paid-in Capital	Deficit	Total
Balance at December 31, 2019	$237,905	$7,400	$(136,406)	$108,899
Contributions	33,463	—	—	33,463
Costs paid by investor	—	8,966	—	8,966
Net loss	—	—	(27,716)	(27,716)
Balance at December 31, 2020	$271,368	$16,366	$(164,122)	$123,612
Contributions	269,270	—	—	269,270
Costs paid by investor	—	2,004	—	2,004
Net income	—	—	64,088	64,088
Balance at December 31, 2021	$540,638	$18,370	$(100,034)	$458,974

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands of United States dollars)

		Twelve Months Ended December 31,
	Notes	2021	2020
Cash flows from operating activities:
Net income (loss)		$64,088	$(27,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization		51,969	44,905
Accretion		2,544	849
Arrangement fee		2,090	8,888
Deferred taxes		(2,911)	—
Unrealized loss on foreign currency rate change		2,875	4,696
Term Loan closing fee	9	1,585	—
Loss on Term Loan extinguishment	9	2,775	—
Interest Expense		—	111
Other		347	77
Changes in operating assets and liabilities:
VAT receivable		2,077	(6,071)
Receivables		(7,275)	1,667
Inventories		(2,055)	5,055
Unearned revenue		(1,562)	3,276
Other current assets		(1,918)	(1,781)
Accounts payable and other accrued liabilities		5,318	9,569
Payables to related parties		(109)	4,276
Accrued interest		(51)	71
Net cash provided by operating activities		119,787	47,872
Cash flows from investing activities:
Mine development		(58,125)	(50,618)
Purchase of property, plant and equipment		(20,052)	(14,249)
Materials and supplies inventory		(868)	431
Net cash used by investing activities		(79,045)	(64,436)
Cash flows from financing activities:
Capital contributions		207,209	5,000
Equipment loan payments		(7,040)	(6,966)
Working Capital Facility extinguishment	9	(60,000)	—
Term Loan closing fee	9	(1,585)	—
Term Loan payment	9	(15,913)	—
Term Loan retirement	9	(144,809)	—
Related party borrowing		—	18,904
Net cash (used by) provided by financing activities		(22,138)	16,938
Net increase in cash and cash equivalents		18,604	374
Cash and cash equivalents, beginning of period		1,676	1,302
Cash and cash equivalents, end of period		$20,280	$1,676
Interest paid		$6,189	$7,406
Supplemental dislosure of noncash transactions:
Conversion of capital advances to equity		$—	$9,448
Conversion of related party capital advances to equity		$—	$18,904
Conversion of Term Loan to equity		$62,061	$—
Conversion of related party accrued interest to debt		$—	$854
Materials and supplies included in accrued liabilities		$2,177	$4,428
Mine development costs included in accrued liabilities		$6,191	$11,229
Property, plant and equipment included in accrued liabilities		$943	$8,917

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(In thousands of United States dollars, except share, per share and option amounts, tonnes or as otherwise noted)

1.	Description of Business and Basis of Preparation

These combined financial statements represent the combined financial position and results of operations of the Los Gatos Joint Venture (“LGJV”). Unless the context otherwise requires, references to LGJV mean the Los Gatos Joint Venture. The combined financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

On January 1, 2015, the LGJV was established to develop the Cerro Los Gatos Mine (“CLG”) in northern Mexico. The LGJV consists of Minera Plata Real S. de R.L. de C.V. (‘‘MPR’’), Operaciones San Jose de Plata S. de R.L. de C.V (“OSJ”). and Servicios San Jose de Plata S. de R.L. de C.V. (collectively the ‘‘LGJV Entities’’), until Servicios was merged into MPR, effective July 15, 2021. Upon completion of their $50,000 funding to the LGJV, Dowa Metals & Mining, Ltd. (“Dowa”) acquired a 30% interest in the LGJV Entities and the right to purchase future zinc-concentrate production at market rates. The remaining 70% interest in the LGJV entities was owned by Gatos Silver, Inc. (“Gatos Silver”) (Sunshine Silver Mining & Refining Corporation prior to October 30, 2020). Gatos Silver contributed $18,200 to OSJ in May 2019 to provide funding for a partial repayment of principal and interest related to the Dowa MPR Loan. In late May 2019, the Dowa MPR Loan was fully extinguished with a cash payment of $18,200 and the conversion of the remaining $50,737 of principal and interest. The conversion of the remaining principal and interest increased Dowa’s ownership in the LGJV entities by 18.5% to 48.5%. On March 11, 2021, Gatos Silver repurchased the 18.5% interest from Dowa. The current ownership of the LGJV Entities is 70% Gatos Silver and 30% Dowa.

On September 1, 2019, the CLG commenced commercial production of its two concentrate products: a lead-silver concentrate and a zinc-silver concentrate. The Company’s concentrates are currently sold to third-party customers.

On January 25, 2022, we announced that during our mineral resource and mineral reserve update process for the LGJV, we concluded that there were errors in the technical report for the Cerro Los Gatos Mine (“CLG”) with an effective date of July 1, 2020, as well as indications that there may be an overestimation in the existing resource model. On November 10, 2022, a new technical report was filed updating the mineral reserve, mineral resource, and life of mine plan of the CLG.

2.Summary of Significant Accounting Policies

Risks and uncertainties

As a mining business, the LGJV’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices for silver, zinc, lead and gold. Historically, the commodity markets have been quite volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the LGJV’s financial position, results of operations, cash flows, and the quantities of reserves the LGJV can economically produce. The carrying value of the LGJV’s property, plant and equipment, mine development, inventories and stockpiles are particularly sensitive to the outlook for commodity prices. A substantial or extended decline in the LGJV’s price outlook could result in material impairment charges related to these assets. Additionally, changes in other factors such as changes in mine plans, increases in costs, geotechnical failures, and changes in social, environmental or regulatory requirements can adversely affect the LGJV’s ability to recover its investment in certain assets and result in impairment charges.

Calculations of mineral reserves are only estimates and depend on geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which might prove to be materially inaccurate. There is a degree of uncertainty attributable to the calculation of mineral reserves and mineral resources. Until mineral reserves and mineral resources are actually mined and processed, the quantity of metal and grades must be considered as estimates only and no assurance can be given that the indicated levels of metals will be produced. In making determinations about whether to advance any of our projects to development, we must rely upon estimated calculations for the mineral reserves and mineral resources and grades of mineralization on our properties.

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

The LGJV has considered and assessed the risk resulting from its concentrate sales arrangements with its customers. In the event that the LGJV’s relationships with its customers are interrupted for any reason, the LGJV believes that it would be able to locate other customers to purchase its metals concentrates; however, any interruption could temporarily disrupt the LGJV’s sale of its products and adversely affect operating results.

Our business could be adversely affected by the widespread outbreak of a health epidemic, communicable disease or any other public health crisis. For example, the outbreak of COVID-19 in the United States, Mexico and elsewhere has created significant business disruption and adversely affected our business and operations. In late March 2020, the Mexican government declared a national health emergency due to increasing infection rates from the COVID-19 pandemic. Pursuant to the health emergency declaration, the Mexican government ordered a temporary suspension of all “non-essential” operations nationwide in Mexico, including mining operations, in order to help combat the spread of COVID-19. In late May 2020, the Mexican government designated mining an essential service and allowed mines to resume production, subject to deploying COVID-19 prevention protocols. We believe we have taken appropriate steps to minimize the risk to our employees and to maintain normal business operations. We may take further actions as may be required by government authorities or as we determine are in the best interests of our employees and business partners which may cause additional temporary suspension of some or all of our operations in the future.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. The LGJV bases its estimates on historical experience and various other assumptions that are believed to be reasonable given the specific circumstances. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include receivables; inventories; mine development; reclamation and closure obligations; valuation allowances for deferred tax assets; depreciation, depletion and accretion and the fair value of financial instruments.

Functional currency and translation of foreign currencies

The U.S. dollar is the LGJV’s functional currency. Monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting gains or losses reported in foreign exchange gain (loss) in the computation of net income (loss). Non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Expenses and other income and expense items in foreign currencies are translated into U.S. dollars at average or historical exchange rates.

Cash and cash equivalents

The LGJV considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

Metal and materials inventories

The LGJV’s inventories include ore, concentrate and operating materials and supplies. The classification of ore and concentrate inventories is determined by the production stage of the ore. All inventories are stated at the lower of cost or net realizable value. Cost is determined using the average cost method for all inventories and includes applicable taxes and freight. Ore inventory represents stockpiled ore that is available for processing. Concentrate inventory represents stockpiled lead or zinc concentrate that is available for shipment or in transit to customers. Ore and concentrate inventories include applicable operating and overhead costs.

Mine development

Mine development costs incurred subsequent to initial establishment of CLG’s proven and probable mineral reserves in early January 2017 were capitalized as mine development assets until September 1, 2019 when the CLG achieved commercial production. Subsequent to September 1, 2019, costs incurred to further develop the mine including the building of access ways, ventilation shafts, lateral access, drifts, ramps and other infrastructure are capitalized to mine development assets. Upon the commencement of production, capitalized costs are charged to operations as depletion expense using the units-of-production method in the period the applicable mineral reserves are processed over the estimated proven and probable mineral reserve tonnes directly benefiting from the capital expenditures. The Los Gatos Technical Report dated November 10, 2022 provides an update to the estimated mineral reserves and mineral resources since the technical report issued in 2020. The new estimate was applied starting in the fourth quarter of 2021. The decrease in the mineral reserves and resources and the life of mine resulted in an additional $2,255 of depletion expense incurred during the fourth quarter of 2021. The LGJV incurred $25,732 and $19,117 for the years ended December 31, 2021 and 2020, respectively, in depletion expense.

Upon abandonment or sale of a mineral property, any remaining capitalized mine development costs relating to such property will be removed from the balance sheet and a gain or loss recognized.

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciation is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of plant and equipment and infrastructure range between three years and the end of the proven and probable reserves mine life. The Los Gatos Technical Report dated November 10, 2022 provides an update to the estimated mineral reserves and mineral resources since the technical report issued in 2020. The new estimate was applied starting in the fourth quarter of 2021. The decrease in the mineral reserves and resources and the life of mine resulted in an additional $1,064 of depreciation expense incurred during the fourth quarter of 2021. The estimated useful lives of furniture, fixtures and computers range from three to ten years.

Impairment of long-lived assets

Long-lived assets, such as mine development, property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the LGJV first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2021, the LGJV tested for possible impairment and determined that there was not an impairment at December 31, 2021. There were no impairments recognized for 2021 or 2020.

Value added tax receivable and payable

Value added taxes (“VAT”) are assessed on purchases of materials, services and sales of products. The LGJV is entitled to recover the taxes they have paid related to purchases of materials and services. The LGJV collects VAT when certain products are sold to customers. VAT receivables represent refundable value-added taxes paid to the Mexican government on certain transactions in Mexico. The LGJV records the VAT cash flows as operating activities in the combined statement of cash flows, given the short-term, refundable and operating characteristics of these cash flows.

Reclamation and remediation costs (asset retirement obligations)

The LGJV has asset retirement obligations (“ARO”) arising from regulatory requirements to perform certain property and asset reclamation activities at the end of the respective asset life. An ARO is recognized when incurred and is initially measured at fair value and subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and amortized over the asset’s remaining useful life. The ARO is based on timing of expected spending for an existing environmental disturbance. The LGJV reviews its ARO every reporting period or when deemed necessary.

Revenue recognition

The LGJV generates revenue by selling silver-bearing lead and zinc concentrates. Concentrate sales are initially recorded based on the provisional sales prices, net of estimated treatment and refining charges, when it satisfies the performance obligation of transferring control of the concentrate to the customer. Concentrate revenue is initially recorded on a provisional basis based on historical prices and provisional assays. Final settlement is based on the final assays and an applicable price as determined by the quotational period at the time of sale, typically one to three months. Market changes in the prices of metals between the delivery and final settlement dates will result in adjustments to revenues related to previously recorded sales of concentrate.

Income taxes

The LGJV’s income tax jurisdiction is Mexico. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The LGJV recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The LGJV recognizes tax penalties in income tax expense.

Recently issued accounting standards

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02 which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the LGJV’s fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The LGJV is still assessing the impact of the standard but does not expect a material impact to the Combined Balance Sheet, Combined Statement of Income (Loss) or the Combined Statements of Cash Flows as a result of the adoption of ASU 2016-02. The LGJV will provide additional qualitative and quantitative disclosures related to its leasing arrangements upon adoption for fiscal year 2022.

In December 2019, ASU No. 2019-12 was issued to simplify accounting for income taxes. This update is effective in fiscal years, beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and early adoption is permitted. The LGJV does not expect the adoption of ASU 2019-12 to have a material impact on our financial position and results of operations. The LGJV will provide additional disclosures upon adoption of this guidance in fiscal year 2022.

3.Revenue

The LGJV’s concentrate sales for the year ended December 31, are summarized below:

	2021	2020
Lead Concentrate	$181,949	$90,883
Zinc Concentrate	67,245	30,587
	$249,194	$121,470

During 2021, the LGJV entered into an agreement with a customer for a $9,000 prepayment on future sales, to be satisfied through the delivery of concentrate through December 31, 2021. The remaining balance of the $9,000 prepayment was repaid in August 2021. During 2020, the LGJV entered into an agreement with a customer for a $6,000 prepayment on future sales, to be satisfied through the delivery of concentrate through March 31, 2021. Interest on the prepayment was incurred at 7% per annum, due monthly. The prepayment balance, presented as unearned revenue on the balance sheet, was $3,276 at December 31, 2020 and was relieved in March 2021.

As silver, zinc and lead can be sold through numerous market traders worldwide, the LGJV is not economically dependent on a limited number of customers for the sale of its products. As of December 31, 2021, our total accounts receivable was concentrated with the following customers: Ocean Partners USA, Inc. (41%), Trafigura Mexico (34%) and MK Metals (18%). The LGJV enters into contracts with institutions management deems credit worthy. The Company does not anticipate non-performance by any of its counterparties.

4.Inventories

The LGJV’s inventories as of December 31, are summarized below:

	2021	2020
Ore stockpiles	$777	$1,178
Concentrate stockpiles	1,308	590
Material & supplies	8,977	8,547
	$11,062	$10,315

5.Other Current Assets

The LGJV’s other current assets as of December 31, are summarized below:

	2021	2020
Prepaid expenses	$4,169	$2,179
Deposits and other	346	712
Total other current assets	$4,515	$2,891

6.Property, Plant and Equipment, net

The LGJV’s property, plant and equipment as of December 31, are summarized below:

	2021	2020
Mineral properties	$853	$853
Plant & equipment	72,574	69,297
Land	14,422	14,422
Infrastructure & improvements	169,756	152,942
Furniture, fixtures & computers	609	509
Property, plant & equipment at cost	258,214	238,023
Less accumulated amortization	(67,318)	(41,081)
Property, plant & equipment, net	$190,896	$196,942

Mineral Properties

The LGJV conducts exploration activities under mining concessions in Mexico.

The LGJV is required to make mineral and concession lease payments to various entities to secure its claims or surface rights. One of these agreements also requires royalty payments based on the production and sale of minerals.

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

La Cuesta International S.A. de C.V. (La Cuesta)

The LGJV is required to pay a production royalty of a) 2% net smelter return on production from the concession until all payments reach $10,000 and b) 0.5% net smelter return on production from the concession after total payments have reached $10,000 and c) 0.5% net smelter return on production from other property within a one-kilometer boundary of the Los Gatos concession. After total payments reach $15,000, the Los Gatos concession ownership will be transferred to the LGJV. The agreement has no expiration date; however, the LGJV may terminate the agreement upon a 30-day notice. The agreement was revised in 2019 to allow a portion of production royalty payments to be deferred. Under the terms of the revised agreement, the LGJV was to pay $500 quarterly through 2021, while incurring interest at 4.5% annually on the outstanding balance, with the balance of the production royalty due in the first quarter of 2022. The agreement was revised further in September 2021, which allowed for payment of the production royalty due and elimination of the interest on the unpaid portion of the production royalty. Following the payment of the balance due in September 2021, the LGJV made its first quarterly payment of the production royalty in October 2021. The LGJV paid $5,312 and $600 for this obligation for the years ended December 31, 2021 and 2020, respectively, resulting in $6,447 paid through December 31, 2021.

As of December 31, 2021, the LGJV’s minimum remaining production royalty obligation is summarized in the table below:

2022	$100
2023	100
2024	100
2025	100
2026	100
Thereafter	8,053
Total	$8,553

7.Accounts Payable and Other Accrued Liabilities

The LGJV’s accounts payable and other accrued liabilities as of December 31, are summarized below:

	2021	2020
Accounts payable	$18,641	$25,022
Accrued expenses	11,253	9,408
Accrued payroll & taxes	3,285	1,337
Total accounts payable and accrued liabilities	$33,179	$35,767

8.Related-Party Transactions

Under the Unanimous Omnibus Partner Agreement Gatos Silver provides certain management and administrative services to the LGJV. The LGJV incurred $5,000 for the year ended December 31, 2021, for these services, and paid $5,367 to Gatos Silver for the year ended December 31, 2021. The LGJV had payables under this agreement of $833 as of December 31, 2021. Certain expenses incurred by the owners on behalf of the LGJV are reimbursed.

9.Related Party Debt

On July 11, 2017, the LGJV entered into a loan agreement (“Term Loan”) with Dowa whereby the LGJV could borrow up to $210,000 for CLG development, with a maturity date of December 29, 2027. Interest on this loan accrued daily at LIBOR plus 2.35%, with the interest added to the amount borrowed until commencement of concentrate production. A $4,200 fee was paid to Dowa during 2018 upon the loan closing. Commencing June 30, 2021, 14 consecutive semi-annual equal payments of the aggregate principal plus accrued interest on the payment date began. The Term Loan also required accelerated principal payments equal to 70% of excess cash flows (as defined) from the CLG. Subsequent to the commencement of production, interest was expensed. Interest expense for the years ended December 31, 2021 and 2020 was $3,292 and $8,007, respectively. On July 26, 2021, the Term Loan was repaid in full through capital contributions made to the LGJV by Gatos Silver and Dowa in pro-rata amounts equal to their ownership in the LGJV of 70% and 30%, respectively. In conjunction with the repayment, the LGJV paid a closing fee to Dowa of $1,585. The closing fees paid to Dowa, along with $2,775 of remaining Term Loan deferred financing costs are presented as Loss on Term Loan extinguishment in the Combined Statements of Income.

On January 23, 2018, the LGJV entered into a loan agreement (“Dowa MPR Loan”) whereby the LGJV could borrow up to $65,000 for CLG development. Interest on this loan accrued daily at LIBOR plus 1.5% and was added to the amount borrowed. All interest was capitalized to Mine Development or Property, Plant and Equipment. The amount borrowed, including accrued and unpaid interest, was due the earlier of June 30, 2019, or upon substantial completion of the CLG development. If the Dowa MPR Loan was not repaid by the maturity date, Dowa could elect to convert all or a portion of Gatos Silver’s portion of the outstanding Dowa MPR Loan, including accrued interest, to additional equity in the LGJV Entities at 170% of Gatos Silver’s portion of the outstanding balance (“Additional Equity”). If Gatos Silver’s ownership in the LGJV Entities was diluted, for two years from the maturity date, Gatos Silver could repurchase the Additional Equity for 170% of such value plus all costs and expenses incurred by Dowa to acquire and hold the Additional Equity. In May 2019, Gatos Silver contributed $18,200 to OSJ to provide funding for a partial repayment of principal and interest related to the Dowa MPR Loan. In May 2019, the Dowa MPR Loan was fully extinguished with a principal and interest payment of $18,200 and the conversion of the remaining principal and interest of $50,737 to additional Dowa ownership in the LGJV entities. Subsequent to this transaction the ownership of the LGJV entities was 51.5% Gatos Silver and 48.5% Dowa. On March 11, 2021, pursuant to the definitive agreement between Gatos Silver and Dowa, Gatos Silver repurchased an additional 18.5% interest from Dowa, increasing Gatos Silver’s interest in the LGJV to 70%.

On May 30, 2019, the LGJV entered into a working capital facility agreement (“WCF”) with Dowa whereby the LGJV could borrow up to $60,000 to fund the working capital and sustaining capital requirements of the CLG. Interest on the WCF accrued daily at LIBOR plus 3.0%. The maturity date of the WCF was June 28, 2021. The LGJV paid interest of $369 and $2,530 under this facility for the years ended December 31, 2021 and 2020, respectively. On March 11, 2021, the full $60,000 amount outstanding under the WCF was extinguished through capital contributions made to the LGJV by Gatos Silver and Dowa in pro-rata amounts equal to their ownership in the LGJV of 70% and 30%, respectively.

Gatos Silver incurred certain fees on behalf of the LGJV entities related to the Term Loan and WCF. Prior to production, these fees were capitalized. Subsequent to production, these fees were expensed. See Note 10—Commitments, Contingencies and Guarantees in the notes to the consolidated financial statements of Gatos Silver for additional information.

10.Owners’ Capital

During 2021, Gatos Silver and Dowa, contributed $188,489 and $80,781, respectively, as owners’ capital to the LGJV to retire the WCF and Term Loan and for exploration activities. During 2020, Gatos Silver and Dowa, contributed $17,227 and $16,236, respectively, as owners’ capital to the LGJV to support limited operations during the temporary, government-mandated COVID-19 suspension. A portion of Gatos Silver contributions resulted from conversion of $9,448 of LGJV payables to capital contributions in the LGJV.

11.Asset Retirement Obligations

In 2015, the LGJV recognized an ARO related to the work performed at the CLG. The LGJV estimated the present value of the estimated future cash flows required to revegetate the disturbed areas and perform any required monitoring. The LGJV used a discount rate and inflation rate of 9% and 1%, respectively, to calculate the present value of this obligation, related to the disturbance of land around the mine portal, waste rock dump and road to the explosives storage area.

In 2018, the LGJV recognized an ARO related to the additional development work performed at the CLG. The LGJV estimated the present value of the estimated future cash flows required to reclaim the disturbed areas and perform any required monitoring. The LGJV used a discount rate and inflation rate of 7.5% and 3%, respectively, to calculate the present value. The Los Gatos Technical Report dated November 10, 2022 provides an update to the estimated mineral reserves and mineral resources since the technical report issued in 2020, which changed the expected timing of our asset retirement obligations. The revised estimate was applied starting in the fourth quarter of 2021.

The following table summarizes activity in the LGJV’s ARO as of December 31:

	2021	2020
Balance, beginning of period	$12,162	$11,314
Accretion expense	2,544	848
Balance, end of period	$14,706	$12,162

12.Fair Value Measurements

The LGJV establishes a framework for measuring the fair value of financial assets and liabilities which are measured at fair value on a recurring (annual) basis in the form of a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value into three broad levels. This hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs. Further, financial assets and liabilities should be classified by level in their entirety based upon the lowest level of input that was significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:

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

Financial Assets and Liabilities

At December 31, 2021, the LGJV’s financial instruments consist of cash and cash equivalents, receivables, other current assets, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate fair value due to their short maturities and are classified within Level 1 of the fair value hierarchy.

The following table details the fair value of the LGJV’s debt obligations as of December 31, 2021 and 2020 and are classified within Level 2 of the fair value hierarchy. The Term Loan was carried at amortized cost. The fair value of the WCF approximated carrying value as the liability was secured, had a variable interest rate, and lacked credit concerns. The carrying value of the equipment loans approximate fair value as the liability is secured by the underlying equipment, guaranteed by Gatos Silver, and lacks significant credit concerns. The fair value of the Term Loan was estimated using inputs directly related to the obligations. The following table summarizes the fair value as of December 31:

	2021	2020
Term Loan [1]	$—	$219,593
WCF	—	60,000
Equipment Loans	6,011	13,204
	$6,011	$292,797
1)	Net of unamortized debt discount of $3,190 as of December 31, 2020.

13.Commitments and Contingencies

In determining accruals and disclosures with respect to loss contingencies, the LGJV will charge to income an estimated loss if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the commitments and contingencies are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the combined financial statements when it is at least reasonably possible that a material loss could be incurred.

The LGJV’s mining, development and exploration activities are subject to various laws, regulations and permits governing the protection of the environment. These laws, regulations and permits are continually changing and are generally becoming more restrictive. The LGJV has made, and expects to make in the future, expenditures to comply with such laws, regulations and permits, but cannot predict the full amount of such future expenditures.

From time to time, the LGJV may be involved in legal proceedings related to its business. Management does not believe that adverse decisions in any pending or threatened proceeding or that amounts that may be required to be paid by reason thereof will have a material adverse effect of the LGJV’s combined financial condition or results of operations.

14.Equipment Loans

During 2021 and 2020, the LGJV Entities entered into equipment loan agreements, with repayment over four years at interest rates ranging from 5.76% to 8.67%, to finance a portion of mining equipment purchases. As of December 31, 2021, and 2020, the LGJV had outstanding loans of $6,025 and $13,237, respectively, net of unamortized debt discount of $14 and $33, respectively. For the years ended December 31, 2021, and 2020, the LGJV incurred $738 and $1,289 of interest on these loans, respectively. Prior to production in September 2019 all interest was capitalized to Property, Plant and Equipment. Subsequent to production, all interest on equipment was expensed. Gatos Silver has guaranteed the payment of all obligations, including accrued interest, under the equipment loan agreements.

15.Income Taxes

The combined income (loss) before taxes in Mexico was $62,131 and $(27,716) for the years ended December 31, 2021 and 2020, respectively. The combined current and deferred income tax expense (benefit) for the years ended December 31, 2021 and 2020 were a benefit of $1,957 and nil, respectively.

A reconciliation of the actual income tax expense (benefit) and the tax computed by applying the Mexico federal rate (30%) to the loss before taxes for the year ended December 31, is as follows:

	2021	2020
Tax provision (benefit) from continuing operations	18,639	(8,315)
Nondeductible Expenses	1,778	6,049
Change in Valuation Allowance	(50,110)	543
Deferred MMT	58	—
Current MMT	954	—
NOL inflation adjustment	56	8,876
MX NOL expiration	25,922	1,454
NOL Utilization	(23,668)	(1,785)
True-up Items	24,414	(6,822)
Total income and mining tax benefit	$(1,957)	$—

The net operating loss (NOL) inflation rate adjustment relates to historical net operating loss carryforwards in Mexico from 2012 to 2020. These historical carryforwards have been inflation-adjusted based upon an inflation factor published by the central bank of Mexico, as any inflationary adjustment will impact the LGJV’s basis in the net operating losses during the carryforward period.

A summary of the components of the net deferred tax assets for the year ended December 31, is as follows:

	2021	2020
Deferred tax assets
Accrued expenses	3,798	2,468
Unearned revenue	—	990
Fixed assets	2,870	3,033
Reclamation obligations	672	3,649
Exploration and development	—	9,958
Operating loss carryforward	12,067	26,422
NOL, inflation adjustment	(6,947)	4,675
Valuation allowances	—	(50,110)
	$12,460	$1,085
Deferred tax liabilities
Prepaid expenses	(1,250)	(1,085)
Deferred mining tax	(58)	—
Fixed assets	(1,926)	—
	(3,234)	(1,085)
Net deferred income tax assets	$9,226	$—

As of December 31, 2021, the LGJV’s deferred tax assets primarily consist of fixed asset costs, accrued expenses not currently deductible and net operating losses. Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Based upon the level of taxable income in 2021 and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the LGJV will realize the benefits of these deductible differences, and thus has fully reversed the valuation allowance against the net deferred tax asset balance in 2021.

At December 31, 2021, the LGJV had $17,065 of net operating loss carryforwards in Mexico (including inflation adjustments) which expire at various dates through 2031. The statute of limitations for tax returns filed in Mexico is five years from the date of filing. The tax returns of the LGJV are no longer subject to examinations by Mexican tax authorities for years prior to 2017.

As of December 31, 2021, the LGJV has not recorded any unrecognized tax benefits, as it is more likely than not that all tax positions have a high probability of being upheld by the taxing authorities. The LGJV recognizes penalties and accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized.

16.Subsequent Events

In April 2022, the LGJV paid its first dividend of $20,000 to its partners. After withholding taxes and payment of the initial $10,300 priority dividend to Dowa, Gatos Silver received $6,000. In July 2022 and November 2022, the LGJV paid additional dividends in the amount of $15,000 and $20,000, respectively, to its partners.

There are no other events or transactions requiring recognition in these combined financial statements through March 20, 2023, the date which the financial statements were issued.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 28, 2022, KPMG LLP (“KPMG”) resigned as the Company’s independent registered public accounting firm. The audit committee of our board of directors accepted KPMG’s resignation.

KPMG’s resignation was prompted by its conclusion that KPMG is unable to serve as our principal auditor for the year-ended December 31, 2021 due to the previously announced changes in the composition and location of our executive team and its understanding of the Organization of Chartered Professional Accountants of British Columbia Bylaws, which it concluded would require KPMG to be licensed in British Columbia.

KPMG’s audit reports on our consolidated financial statements for the years ended December 31, 2020 and 2019 do not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and the subsequent interim period preceding KPMG’s resignation, there were no (i) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its report, or (ii) “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K..

On November 14, 2022, the Audit Committee and Board of Directors of the Company appointed Ernst and Young LLP (“EY”) as the Company’s independent registered public accounting firm.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weaknesses in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, due to the identification of the material weaknesses discussed below.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our review of the internal control structure related to the preparation of the financial statements for the fiscal year ended December 31, 2021, we identified the following material weaknesses in our internal controls over financial reporting:

●	We did not demonstrate the appropriate tone at the top including failing to design or maintain an effective control environment commensurate with the financial reporting requirements of a public company in the United States and Canada. In particular, we did not design control activities to adequately address identified risks or operate at a sufficient level of precision that would identify material misstatements to our financial statements and did not design and maintain sufficient formal documentation of accounting policies and procedures to support the operation of key control procedures.
●	We failed to design and maintain effective controls relating to our risk assessment process as it pertained to the assessment of key assumptions, inputs and outputs contained in our 2020 Technical Report.

These control deficiencies did not result in errors that were material to our historical financial statements. However, these control deficiencies could result in a misstatement in our accounts or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute material weaknesses.

After giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Remediation Efforts

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses described above. To date, we have:

●	hired a new executive leadership team, including hiring a new CEO, CFO and senior executive responsible for technical services, each of which has appropriate experience and has demonstrated a commitment to improving the Company’s control environment;
●	hired additional personnel with accounting and technical expertise, including hiring new accounting staff in connection with the relocation of the Company’s headquarters to Vancouver;
●	enhanced the procedures and functioning of our disclosure committee relating to the appropriate reporting of information and review and approval of the Company’s public disclosures;
●	engaged a new independent third-party subject matter specialist to perform a technical review of the 2022 mineral resource and mineral reserve estimates; and
●	enhanced our procedures, including implementing appropriate controls, relating to management verification of the inputs and assumptions for our Technical Reports.

We have engaged a third-party expert to assist management in documenting key processes related to our internal control environment, designing and implementing an effective risk assessment and monitoring program to identify risks of material misstatements and ensuring that our internal controls have been appropriately designed to address and effectively monitor identified risks.

Management of the Company and the Board of Directors take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described above are essential to maintaining a strong internal controls environment. We have identified and implemented, and continue to identify and implement, actions to improve the effectiveness of our internal control over financial reporting and to review such actions and progress with the Audit Committee. In addition, we have taken, and continue to take, the actions described above to remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section. Management, with the oversight of the Audit Committee of the Board of Directors, has made meaningful progress to enhance our internal control over financial reporting and to address these material weaknesses as further described above.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter-ended December 31, 2021 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.   Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Board of Directors

The board of directors of the Company (the “Board”) consists of eight directors. Information about each of our directors can be found below. The term of office of each person elected as a director will continue for one year, or until their successor is duly elected and qualified, or until their earlier death, resignation or removal. Each director has served continuously since the date of his or her appointment.

Janice Stairs, 63, has served as a member of our Board since October 2019, including as Chair of the Board since October 2020 and as Lead Director of our Board from January 2020 to October 2020. In addition to our Board, Ms. Stairs also serves on the board of directors of Trilogy Metals Inc. and Marathon Gold Corporation. Ms. Stairs has more than 30 years of experience in the resources sector. From 2011 until 2019, Ms. Stairs served as general counsel and corporate secretary at Namibia Critical Metals Inc. Previously, Ms. Stairs served as general counsel at Endeavour Mining Corporation, as vice president and general counsel at Etruscan Resources Inc., and as partner at the law firm McInnes Cooper (formerly Patterson Palmer). In addition, Ms. Stairs has served on the board of directors of Gabriel Resources Ltd., Namibia Critical Metals Inc., AuRico Gold Inc. and AuRico Metals Inc. Ms. Stairs holds a LL.B. from Dalhousie University and an M.B.A. from Queen’s University. Ms. Stairs is a resident of Halifax, Nova Scotia. We believe that Ms. Stairs’ academic training in law and business and her extensive experience in the resources sector make her a valuable addition to our Board.

Dale Andres, 54, has served as our Chief Executive Officer and as a member of our Board of Directors since April 2022. Mr. Andres joined the Company in June 2021 and previously served as President before being appointed to the CEO position. Mr. Andres has more than 30 years of executive and operations management experience in the resource industry. From June 2016 to March 2021, Mr. Andres served as Senior Vice President, Base Metals at Teck Resources Limited responsible for both the Copper and Zinc business units globally, and previously served at Teck as Senior Vice President, Copper; as Vice President, Copper Strategy and North American Operations; as Vice President, Gold and International Mining; and as General Manager, Underground Mines. Mr. Andres holds a Bachelor’s Degree in Mining Engineering from Queen’s University in Kingston, Ontario, and a Graduate Diploma in Business Administration from Simon Fraser University in Burnaby, British Columbia. We believe that Mr. Andres’ extensive experience in the resources sector make him a valuable addition to our Board of Directors.

Ali Erfan, 56, has served as a member of our Board since May 2019. In addition to our Board, Mr. Erfan serves on the board of directors of Electrum Ltd., Augustus Ltd., Gabriel Resources Ltd., Sunshine Silver Mining & Refining Corporation and Minera Adularia International Ltd. Mr. Erfan was a board member of Reebonz Holding Limited until July 2019. Mr. Erfan has more than 20 years of experience in senior roles in the venture capital and private equity industry. Since 2007, Mr. Erfan has served as a director of The Electrum Group, a privately held global natural resources investment management company, and since 2017, Mr. Erfan has served as vice chairman of The Electrum Group. Previously, Mr. Erfan served as a senior partner at 3i Group, Plc. Mr. Erfan founded the Cogito Scholarship Foundation, a U.K. charity. Mr. Erfan holds an M.B.A. from the London Business School and a B.A. and an M.A. in Politics, Philosophy and Economics from Oxford University. Mr. Erfan is a resident of Monaco. We believe that Mr. Erfan’s extensive experience in finance and our industry makes him a valuable addition to our Board.

Igor Gonzales, 67, has served as a member of our Board since June 2020. In addition to our Board, Mr. Gonzales serves on the board of directors of Hudbay Minerals Inc. and Harte Gold Corp. Mr. Gonzales has more than 30 years of experience in the mining industry. Since June 2020, Mr. Gonzales has served as the chief operating officer at Appian Capital Advisory, a leading investment advisor in the metals and mining industry. From June 2017 to May 2020, Mr. Gonzales served as the president and chief executive officer at Sierra Metals Inc. From November 2014 to April 2017, Mr. Gonzales served as the chief operating officer at Compañia de Minas Buenaventura. Previously, Mr. Gonzales served as the executive vice president and chief operating officer at Barrick Gold Corporation and in various roles with Southern Peru Copper Corporation. In addition, Mr. Gonzales has served on the board of directors of Compañia de Minas Buenaventura and Cia Minera El Brocal. Mr. Gonzales holds a B.S. in Chemical Engineering from the University of San Antonio Abad in Cusco, Peru, and an M.S. in Extractive Metallurgy from the New Mexico Institute of Mining and Technology, where he was a Fulbright Scholar. Mr. Gonzales is a resident of Lima, Peru. We believe that Mr. Gonzales’ extensive experience in our industry makes him a valuable addition to our Board.

Karl Hanneman, 64, has served as a member of our Board since October 2019. In addition to our Board, Mr. Hanneman also serves on the board of directors of International Tower Hill Mines, Ltd., Usibelli Coal Mine, Inc. and Northrim BanCorp, Inc. Mr. Hanneman has more than 35 years of mining industry management and technical experience as an executive, manager, mining engineer, mine operator and entrepreneur. Since February 2017, Mr. Hanneman has served as chief executive officer of International Tower Hill Mines, Ltd., where he leads a team advancing a 10-million-ounce gold resource in Alaska through project optimization. From March 2015 to February 2017, Mr. Hanneman served as chief operating officer of International Tower Hill Mines, Ltd. Previously, Mr. Hanneman served as general manager and project manager of International Tower Hill Mines, Ltd. and as director, corporate affairs, Alaska and as Alaska regional manager at Teck Resources Ltd., including being responsible for overseeing the $350 million Pogo Gold project throughout the period of underground exploration, feasibility study, project design and permitting. Mr. Hanneman holds a B.S. in Mining Engineering, magna cum laude, from the University of Alaska. Mr. Hanneman is a resident of Fairbanks, Alaska. We believe that Mr. Hanneman’s extensive experience in our industry makes him a valuable addition to our Board.

Charles Hansard, 73, has served as a member of our Board since October 2020. In addition to our Board, Mr. Hansard also serves on the board of directors of Baker Steel Resources Trust Limited, Electrum Limited and JJJ Moore Ltd. He previously served on the Board of Moore Global Investors Ltd. from 1996 until 2020. Mr. Hansard has more than 25 years of experience in corporate governance at the board of directors level. Mr. Hansard served as the chairman of African Platinum Plc, which he led through reorganization and feasibility prior to its acquisition by Impala Platinum Ltd. and has served on the board of directors of AIG Asset Management (Europe) Ltd., Apex Silver Mines Limited and Deutsche Global Liquidity PLC. Mr. Hansard holds a B.B.S. from Trinity College Dublin. Mr. Hansard is a resident of London, U.K. We believe that Mr. Hansard’s extensive experience in corporate governance makes him a valuable addition to our Board.

David Peat, 70, has served as a member of our Board since September 2011. In addition to our Board, Mr. Peat also serves on the board of directors of Nickel Creek Platinum Corp. Mr. Peat has more than 35 years of experience in financial leadership in support of mining corporations. Mr. Peat previously served as vice president and chief financial officer at Frontera Copper Corporation, as vice president and global controller at Newmont Mining Corporation and as vice president of finance and chief financial officer at Homestake Mining Company. In addition, Mr. Peat has served on the board of directors of Gabriel Resources Ltd., Electrum Special Acquisition Corporation, AQM Copper Inc., Fortune Bay Corp. and Brigus Gold Corp. Mr. Peat is a member of the Institute of Chartered Professional Accountants of Ontario. Mr. Peat holds a B.Com., Honors in Business Administration from the University of Windsor and a B.A. in Economics from the University of Western Ontario. Mr. Peat is a resident of Fernandina Beach, Florida. We believe that Mr. Peat’s academic training in business and economics and his extensive experience in corporate finance and accounting make him a valuable addition to our Board.

Daniel Muñiz Quintanilla, 48, has served as a member of our Board since April 2021. In addition to our Board, Mr. Muñiz serves on the board of directors of Hudbay Minerals Inc. and Brookfield Infrastructure Partners. Mr. Muñiz is a highly accomplished mining executive whose previous experience includes a 12-year tenure with Grupo Mexico, SAB de CV and its subsidiaries, Americas Mining Corp. and Southern Copper Corp., where he served in a variety of leadership roles, including Managing Director (CEO) and Chief Financial Officer. Mr. Muñiz holds a Master’s Degree in Financial Law from Georgetown University Law Center in Washington D.C., a Master’s Degree in Business Administration from Instituto de Empresa in Madrid, Spain, and a Law Degree from the Universidad Iberoamericana in Mexico City, Mexico. Mr. Muñiz is a resident of Mexico City, Mexico. We believe that Mr. Muñiz’s experience in the mining industry makes him a valuable addition to our Board.

Executive Officers

The following biographies describe the business experience of each of the Company’s executive officers, except for Dale Andres, our Chief Executive Officer, whose biography is provided under the heading “Board of Directors.”

André van Niekerk, 46, has served as our Chief Financial Officer since July 2022. Mr. van Niekerk has more than 20 years of international experience in the mining industry. Previously, Mr. van Niekerk served as Chief Financial Officer at Nevada Copper Corp from July 2020 to May 2022; he spent 14 years at Golden Star Resources in various roles including Executive Vice President and Chief Financial Officer from April 2014 to March 2020; and in various advisory and audit roles at a Big Four audit firm prior to 2006. Mr. van Niekerk holds bachelor’s degrees in accounting from both the University of South Africa and University of Pretoria. Mr. van Niekerk is a Certified Public Accountant.

Tony Scott, 46, has served as our Senior Vice President, Corporate Development and Technical Services since November 2022. Previously Mr. Scott was our Vice President of Evaluations and Technical Services from January 2022. Mr. Scott has more than 20 years of experience in the resource industry. Prior to joining the Company, from August 2014 to January 2022, Mr. Scott worked for Macquarie Metals and Energy Capital (Canada) Ltd, a subsidiary of Macquarie Group Limited. From July 2016 to January 2022 at Macquarie he held the position of Managing Director within the Mining Finance group. His responsibility in this role was to perform technical due diligence on operating or development mining companies for the purpose of providing debt finance or derivatives to those organizations. Prior to joining Macquarie, Mr. Scott was employed as Director, Long Term Asset Planning and as Manager, Reserve Evaluations at Teck Resources Limited; and as a geologist in multiple positions at Teck Resources Limited, Placer Dome Gold, and Kalgoorlie Consolidated Gold Mines. Mr. Scott holds a Bachelor’s Degree in Mining Geology Engineering from Curtin University, Western Australia School of Mines.

Stephen Bodley, 55, has served as our General Counsel and Chief Compliance Officer since October 2022. Mr. Bodley has more than 30 years of legal and business leadership experience in resources and other industries. Mr. Bodley served as the Chief Legal Officer of Aleafia Health Inc, a health and wellness company, from September 2021 to October 2022. From September 2017 to September 2021, Mr. Bodley was the President and CEO of Minmurph Inc. and Minmurph Consulting Limited., business and legal consulting firms focused primarily on the resource industry. Previously, Mr. Bodley was the Chief Legal Officer of Ma’aden and Sherritt International, large international mining companies, and held senior legal and business positions at the North American subsidiaries of Centrica plc, a large UK-based energy company, including as the Head of Mergers and Acquisitions. Mr. Bodley started his career at Blakes, a leading Canadian business law firm, and was partner of the firm before he moved to industry. Mr. Bodley holds a Juris Doctor/LLB degree from Osgoode Hall Law School and is licensed to practice law in the Province of Ontario, Canada.

Luis Felipe Huerta, 51, has served as our Vice President Mexico since October 2020 and previously served as our Project Director of the Cerro Los Gatos Mine from 2015 to 2020. Mr. Huerta has more than 25 years of project management experience in the mining industry. From 2012 to 2014, Mr. Huerta served as project manager at Continental Gold Inc. Previously, Mr. Huerta served as project manager at Fortuna Silver Mines Inc. and as project superintendent at Compañía Minera Milpo. Mr. Huerta holds a Bachelors in Engineering Science and a Masters in Project Management from ESAN Graduate School of Business. Mr. Huerta is a resident of Chihuahua, Mexico.

Nicolas Vachon, 51, has served as our Vice President, Finance since May 2022. Mr. Vachon has more than 20 years of financial and corporate development experience in the mining industry. Previously, Mr. Vachon held several senior positions at Teck Resources Limited in the corporate finance, treasury and corporate development areas including serving as Director and Finance Business Partner for the Technology and Innovation group focused on business transformation. Prior to that, he held financial management and engineering positions with Placer Dome Inc. and Golder Associates. Mr. Vachon holds Bachelor of Applied Science (Geological Engineering)from Laval University and Master of Engineering degree and an MBA from the University of British Columbia.

James Woeller, 35, has served as our Vice President, Corporate Development and Business Improvement since July 2022. Mr. Woeller has more than 10 years of progressive experience in the mining industry. Previously, Mr. Woeller served as Director, Strategy and Business Analysis; as Business Development Manager; and in various strategic, commercial, financial planning and corporate development roles at Teck Resources Limited. Mr. Woeller holds a Bachelor of Applied Science (Mining) from Queen’s University and a Master of Science in Mineral Economics from the Colorado School of Mines. Mr. Woeller holds a Chartered Financial Analyst designation.

Delinquent Section 16(a) Reports

Our directors, executive officers, and owners of more than 10% of our common stock must file reports with the SEC under Section 16(a) of the Exchange Act regarding their ownership of and transactions in our common stock and securities related to our common stock. Based solely upon a review of these reports filed electronically with the SEC and certain written representations provided to us by such persons, we believe that all reports required to be filed by our directors, executive officers and holders of more than 10% of our common stock pursuant to Section 16(a) of the Exchange Act during 2021 were filed on a timely basis except for the following forms, each of which reported one transaction: one Form 4 filed by Stephen Orr; one Form 3 filed by Rodrigo Monroy; and one Form 4 filed by Rodrigo Monroy.

Code of Business Conduct and Ethics

We have adopted our Code of Business Conduct and Ethics that applies to our directors and all employees, including our Chief Executive Officer and Chief Financial Officer. Our Code of Business Conduct and Ethics is available on our website at https://investor.gatossilver.com/governance/governance-documents. We intend to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics by posting such information on our website.

Board Committees

Our Board has the following four committees: Audit Committee; Compensation and Nominating Committee; Executive Committee; and Technical, Safety and Sustainability Committee. Our Board has adopted charters for each of these committees. Charters for our Audit Committee and our Compensation and Nominating Committee are available on our website at https://investor.gatossilver.com/governance/governance-documents.

Current committee memberships are as follows:

Audit Committee	Compensation and Nominating Committee	Executive Committee	Technical Safety and Sustainability Committee
David Peat*	Karl Hanneman*	Janice Stairs*	Igor Gonzales*
Janice Stairs	Ali Erfan	Dale Andres	Dale Andres
Charles Hansard	Igor Gonzales		Karl Hanneman
Daniel Muñiz Quintanilla
*	Committee Chair

Audit Committee

Our Audit Committee met six times during 2021 and seven times during 2022. Our Audit Committee is responsible for, among other things: approving the engagement of our independent public auditor and the scope of the audit to be undertaken by such auditor; reviewing with management and the independent auditor the financial information to be included in our Annual Reports on Form 10-K; reviewing all proposed related person transactions for the purpose of recommending to the disinterested members of the Board that the transaction should be ratified and approved; and assisting the Board in its oversight of our major investments and financial risk management programs, policies and processes.

The Board has determined that that all members of our Audit Committee are independent directors under SEC and NYSE rules applicable to audit committee members. Additionally, the Board has determined that (i) Mr. Peat qualifies as an “audit committee financial expert” as defined under the rules of the SEC and (ii) each member of our Audit Committee is financially literate as specified in the rules of the NYSE.

Compensation and Nominating Committee

Our Compensation and Nominating Committee met four times during 2021 and four times during 2022. Our Compensation and Nominating Committee is responsible for, among other things: recommending and advising the independent directors of the Board with respect to the compensation for our Chief Executive Officer; recommending and advising the Board with respect to the compensation of directors and other executive officers; making recommendations to the Board regarding the establishment and terms of our employee equity-based incentive plans and administering such plans; identifying and recommending director nominees for approval by the Board; developing and recommending to the Board corporate governance principles applicable to us; and overseeing the annual evaluation of the Board’s performance.

The Board has determined that all members of our Compensation and Nominating Committee are independent directors under NYSE rules applicable to compensation committee members. Additionally, the Board has determined that each member of our Compensation and Nominating Committee meets the non-employee director requirements of Rule 16b-3 under the Exchange Act.

Our Compensation and Nominating Committee has primary responsibility for determining our compensation programs for executive officers and directors. In evaluating the level of executive officer and director compensation, our Compensation and Nominating Committee takes into consideration advice from the independent consultant, which during 2021and 2022 was FW Cook and recommendations from the Chief Executive Officer (other than with respect to the Chief Executive Officer’s compensation). From April 2021, FW Cook has been retained by the Company and reports directly to the Compensation and Nominating Committee. Prior to April 2021, FW Cook was retained by the Company but solely provided services to the Compensation and Nominating Committee. Our Compensation and Nominating Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the committee.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past year has served, as a member of the compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our compensation committee. No interlocking relationship exists between any member of the compensation committee (or other committee performing equivalent functions) and any executive, member of the Board of Directors or member of the compensation committee (or other committee performing equivalent functions) of any other company.

Executive Committee

Our Executive Committee was established in October 2020 and met informally throughout 2021 and 2022. Subject to certain limitations, our Executive Committee has the responsibility and authority (i) to take any action referred to the Committee by the Board of Directors, and (ii) to take action required to be taken by the Board of Directors in emergency situations where there is insufficient time or opportunity to convene the full Board of Directors.

Technical Safety and Sustainability Committee

Our Technical, Safety and Sustainability Committee met twice during 2021 and nine times during 2022. The Committee is responsible for the review of our technical, environmental, health and safety performance, and mineral resources, resource and reserve reporting. An update to the Committee’s mandate was approved by the Board of Directors on November 21, 2022. In addition to simplifying the name of the Committee, the update provides more granularity on the Committee’s oversite role in relation to capital projects, reserves and resources reporting, environmental health and safety, security and sustainability.

Item 11.Executive Compensation

Our named executive officers (“NEOs”), which consist of our principal executive officer during 2021 and the two other most highly compensated executive officers who were serving as executive officers at December 31, 2021, in addition to an individual who was highly compensated during the beginning of the year ended December 31, 2021 but was not serving as an executive officer at December 31, 2021 are:

Named Executive Officer	Title
Stephen Orr(1)	Former Chief Executive Officer
Dale Andres(1)	Current Chief Executive Officer and Former President
Roger Johnson(2)	Former Chief Financial Officer
John Kinyon(3)	Former Chief Operating Officer
(1)	Mr. Orr was the Company’s Chief Executive Officer through April 7, 2022. We appointed our then President, Dale Andres, as our Chief Executive Officer, effective April 8, 2022.
(2)	Mr. Johnson was the Company’s Chief Financial Officer through May 21, 2022. We appointed our current Chief Executive Officer, Dale Andres, as our Interim Chief Financial Officer, effective May 22, 2022, and ending on July 1, 2022, upon appointment of André van Niekerk as Chief Financial Officer.
(3)	Mr. Kinyon departed the Company effective August 16, 2021.

Summary Compensation Table

The table below summarizes the total compensation earned by each NEO in fiscal years ended December 31, 2021 and 2020.

					Non-Equity
			Stock	Option	Incentive Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation		Total
NEO	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)		($)
Stephen Orr(6)	2021	619,000	473,953	962,382	—	—		2,055,335
	2020	619,000	—	2,012,000	710,000	—		3,341,000

Dale Andres(7)	2021	335,417	338,578	4,286,450	402,500	10,150		5,373,095
	2020	—	—	—	—	—		—

Roger Johnson(8)	2021	350,000	203,346	414,972	—	17,400		985,718
	2020	350,000	—	1,187,509	204,232	18,433		1,760,174

John Kinyon(9)	2021	264,037	—	—	—	693,332	(5)	957,369
	2020	370,000	—	1,212,000	295,000	14,600		1,891,600
(1)	Represents the grant date fair value of performance share unit awards granted to the NEOs in 2021, assuming target performance at 100% payout based on the 55th percentile relative TSR versus the constituents of the GDXJ and determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The grant date fair value of performance share unit awards assuming maximum performance was (i) for Mr. Orr, $947,905, (ii) Mr. Andres, $677,156, and (iii) Mr. Johnson, $406,692. For additional information, see “—Performance Share Units” below. Additionally, see Note 8 in our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of assumptions used for computing the fair value of stock awards.
(2)	Represents the grant date fair value of stock options granted to the NEOs in 2020 and 2021, determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. For additional information, see “—Stock Option Grants” below. Additionally, see Note 8 in our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of assumptions used for computing the fair value of stock option award grants.
(3)	Represents performance-based cash bonuses under our Annual Incentive Plan in 2020 and 2021. For additional information, see “—Annual Incentive Plan” below.
(4)	Represents our pension contributions to NEO’s including any matching payments to 401(k) accounts.
(5)	Includes $675,932 in severance payments. For additional information, see “—Potential Payments Upon Termination or Change in Control” below.
(6)	Mr. Orr retired on April 8, 2022.
(7)	Mr. Andres joined the Company on June 1, 2021.
(8)	Mr. Johnson retired on May 21, 2022.
(9)	Mr. Kinyon departed the Company on August 16, 2021.

Executive Employment Agreements

The time period for the information reflected in Item 11 of this report is the period up to and ending December 31, 2021.

Employment Agreement with Mr. Orr

We entered into an employment agreement with Mr. Orr, dated as of May 3, 2011. He commenced employment as our Executive Chairman effective as of May 4, 2011, and was our Chief Executive Officer from June 2011 until his retirement as Chief Executive Officer and as a member of our Board of Directors effective April 7, 2022.

Base Salary.    Effective January 1, 2020, Mr. Orr received an annual base salary of $619,000, which was subject to review on an annual basis and subject to adjustment in accordance with the procedures set forth by our Compensation and Nominating Committee.

Annual Bonus.    Mr. Orr was eligible to participate in a bonus plan pursuant to which his target bonus was 100% of his base salary upon achievement by him and the Company of certain targets determined by our Board of Directors based on the recommendation of the Compensation and Nominating Committee. The amount of bonus attainment in any given year was determined by our Board of Directors based on the recommendation of Compensation and Nominating Committee, and the amount of annual bonus actually paid (if any) depended on the actual performance of the Company and Mr. Orr as determined by our Compensation and Nominating Committee. See “—Annual Incentive Plan.”

Stock Options.     Mr. Orr was eligible to receive equity awards under our compensation programs. See “—Stock Option Grants.”

Benefits and Perquisites.     Mr. Orr was entitled to participate in the various employee benefits plans that are, from time to time, made generally available to our employees.

Confidentiality and Non-Solicitation.     Mr. Orr agreed to maintain the confidentiality of our information and not to use or allow or help another to use or access such information at any time during or after his employment with us. Mr. Orr also agreed not to solicit any of our employees, consultants or service providers during his employment and for one year after termination of his employment.

Termination and Change in Control.     Payments and benefits to which Mr. Orr was entitled upon termination of his employment, whether or not in connection with a change in control, are discussed below under “—Potential Payments Upon Termination or Change in Control.”

Employment Agreement with Mr. Andres

We entered into an employment agreement with Mr. Andres, dated as of June 1, 2021, and he commenced employment as our President and Chief Executive Officer for the Company’s wholly owned Mexican subsidiary, Minera Luz del Sol, effective as of June 1, 2021. Effective April 7, 2022, Mr. Andres was named Chief Executive Officer of the Company, and the terms of his employment changed from those previously in effect. On August 1, 2022, Mr. Andres commenced employment with our wholly owned subsidiary Gatos Silver Canada Corp. As noted above, the time period for the information reflected in Item 11 of this Report is the period up to and ending December 31, 2021.

Base Salary.     Effective June 1, 2021, Mr. Andres received an annual base salary of $575,000, which was subject to review on an annual basis and may be adjusted in accordance with the procedures set forth by our Compensation and Nominating Committee.

Annual Bonus.     Mr. Andres was and is eligible to participate in a bonus plan pursuant to which his target bonus is 100% of his base salary upon achievement by him and the Company of certain targets determined by our Board of Directors based on the recommendation of our Compensation and Nominating Committee. The amount of bonus attainment in any given year is determined by our Board of Directors based on the recommendation of our Compensation and Nominating Committee, and the amount of annual bonus actually paid (if any) will depend on the actual performance of the Company and Mr. Andres as determined by our Compensation and Nominating Committee. See “—Annual Incentive Plan.”

Stock Options.     Mr. Andres was and is eligible to receive equity awards under our compensation programs. See “—Stock Option Grants.”

Benefits and Perquisites.     Mr. Andres was and is entitled to participate in the various employee benefits plans that are, from time to time, made generally available to our employees.

Confidentiality and Non-Solicitation.    Mr. Andres has agreed to maintain the confidentiality of our information and not to use or allow or help another to use or access such information at any time during or after his employment with us. Mr. Andres has also agreed not to solicit any of our employees, consultants or service providers during his employment and for one year after termination of his employment.

Termination and Change in Control.     Payments and benefits to which Mr. Andres will be entitled upon termination of his employment, whether or not in connection with a change in control, are discussed below under “—Potential Payments Upon Termination or Change in Control.”

Employment Agreement with Mr. Johnson

We entered into an employment agreement with Mr. Johnson, dated as of February 28, 2011, pursuant to which he commenced employment in his role as our Chief Financial Officer as of March 9, 2011. Mr. Johnson retired effective May 21, 2022.

Base Salary.      Effective January 1, 2020, Mr. Johnson received an annual base salary of $350,000, which was subject to review on an annual basis and subject to adjustment in accordance with the procedures set forth by our Compensation and Nominating Committee.

Annual Bonus.      Mr. Johnson was eligible to participate in a bonus plan pursuant to which his target bonus was 70% of his base salary upon achievement by him and the Company of certain targets determined by our Board of Directors based on the recommendation of our Compensation and Nominating Committee. The amount of bonus attainment in any given year was determined by our Board of Directors based on the recommendation of our Compensation and Nominating Committee, and the amount of annual bonus actually paid (if any) depended on the actual performance of the Company as determined by our Compensation and Nominating Committee. See “—Annual Incentive Plan.”

Stock Options.      Mr. Johnson was eligible to receive options to purchase our common stock under our compensation programs. See “—Stock Option Grants.”

Benefits and Perquisites.      Mr. Johnson was entitled to participate in the various employee benefits plans that are, from time to time, made generally available to our employees.

Confidentiality and Non-Solicitation.     Mr. Johnson agreed to maintain the confidentiality of our information and not to use or allow or help another to use or access such information at any time during or after his employment with us. Mr. Johnson also agreed not to solicit any of our employees, consultants or service providers during his employment and for one year after termination of his employment.

Termination and Change in Control.      Payments and benefits to which Mr. Johnson was entitled upon termination of his employment, whether or not in connection with a change in control, are discussed below under “—Potential Payments Upon Termination or Change in Control.”

Employment Agreement with Mr. Kinyon

We entered into an employment agreement with Mr. Kinyon, dated as of April 1, 2016, pursuant to which he commenced employment in his role as our Executive Vice President of Operations as of April 1, 2016. Immediately prior to the completion of our IPO in October 2020, Mr. Kinyon’s title was changed to Chief Operating Officer. Mr. Kinyon departed the Company effective August 16, 2021.

Base Salary.     Effective January 1, 2020, Mr. Kinyon received an annual base salary of $370,000, which was subject to review on an annual basis and may be adjusted in accordance with the procedures set forth by our Compensation and Nominating Committee.

Annual Bonus.     Mr. Kinyon was eligible to participate in a bonus plan pursuant to which his target bonus was 70% of his base salary upon achievement by him and the Company of certain targets determined by our Board of Directors based on the recommendation of our Compensation and Nominating Committee. The amount of bonus attainment may range 0% to 100% of base salary in any given year as determined by our Board of Directors based on the recommendation of our Compensation and Nominating Committee, and the amount of annual bonus actually paid (if any) depended on the actual performance of the Company and Mr. Kinyon as determined by our Compensation and Nominating Committee. See “—Annual Incentive Plan.”

Stock Options.     Mr. Kinyon was eligible to receive options to purchase our common stock under our compensation programs. See “—Stock Option Grants.”

Benefits and Perquisites.     Mr. Kinyon was entitled to participate in the various employee benefits plans that are, from time to time, made generally available to our employees.

Confidentiality and Non-Solicitation.     Mr. Kinyon agreed to maintain the confidentiality of our information and not to use or allow or help another to use or access such information at any time during or after his employment with us. Mr. Kinyon also agreed not to solicit any of our employees, consultants or service providers during his employment and for one year after termination of his employment.

Termination and Change in Control.      Payments and benefits to which Mr. Kinyon was entitled upon termination of his employment, whether or not in connection with a change in control, are discussed below under “—Potential Payments Upon Termination or Change in Control.”

Stock Option Grants

On January 20, 2020, we granted annual stock option awards to key employees, including our NEOs, in recognition of services performed in fiscal year 2019. The number of shares of our common stock underlying these options granted to our NEOs are detailed in the following table (as adjusted for our 1-for-2 reverse stock split in October 2020 (the “Reverse Stock Split”)). These stock option awards vest ratably over a three-year period, beginning on the first anniversary of the grant. These stock option awards each have an exercise price of $12.00 per share (as adjusted for the Reverse Stock Split).

NEO	Option Shares
Stephen Orr	126,000
Dale Andres	—
Roger Johnson	75,000
John Kinyon	78,500

On October 27, 2020, upon the pricing of our IPO, we granted stock option awards to key employees, including our NEOs, in recognition of services performed in fiscal year 2020 and in connection with the IPO. The number of shares of our common stock underlying these options granted to our NEOs are detailed in the following table. These stock option awards vest ratably over a three-year period, beginning on the first anniversary of the grant. These stock option awards each have an exercise price of $7.00 per share, which was equal to the public offering price in the IPO.

NEO	Option Shares
Stephen Orr	290,000
Dale Andres	—
Roger Johnson	170,000
John Kinyon	170,000

On June 22, 2021, we granted Dale Andres stock option awards following commencement of employment and as a one-time sign on option. The number of shares of our common stock underlying these options granted is detailed in the following table. The sign on options vest in three equal tranches, the first of which vested immediately, and the remainder on the first and second anniversaries of employment with the Company. The other stock option awards vest ratably over a three-year period, beginning on the first anniversary of the grant. These stock option awards each have an exercise price of $18.03 per share, which is equal to the fair market value of a share of common stock on the grant date.

NEO	Option Shares
Dale Andres	150,000
Dale Andres sign on	200,000

On December 27, 2021, we granted stock option awards to key employees, including our NEOs, in recognition of services performed in fiscal year 2021. The number of shares of our common stock underlying these options granted to our NEOs are detailed in the following table. These stock option awards vest ratably over a three-year period, beginning on the first anniversary of the grant. These stock option awards each have an exercise price of $10.47 per share, which is equal to the fair market value of a share of common stock on the grant date.

NEO	Option Shares
Stephen Orr	163,500
Dale Andres	117,000
Roger Johnson	70,500
John Kinyon	—

Upon Mr. Orr and Mr. Johnson’s retirement, all unvested options terminated immediately and all vested options terminated 30 days following the date of their respective separation. Upon Mr. Kinyon’s departure, all options fully vested and remained exercisable until October 13, 2022.

Performance Share Units

On December 17, 2021, we granted performance share unit awards to key employees, including our NEOs, in recognition of services performed in fiscal year 2021. The number of shares of our common stock underlying these performance share units (“PSU”) granted to our NEOs are detailed in the following table, assuming target performance at 100%. The performance share units are based on the Company’s total shareholder return (“TSR”) relative to a peer group over a three-year performance period beginning on December 13, 2021 and ending on December 13, 2024. The number of performance share units awarded can range from 0% to 200% of the initial award granted, depending on the TSR percentile rank of the Company relative to the peer group, and are payable in common stock or cash, at the Company’s discretion, at the end of their performance period. These performance share units each have a grant date value of $14.22 per share. Upon Mr. Orr’s and Mr. Johnson’s retirements, their PSUs were automatically forfeited.

NEO	Performance Share Units
Stephen Orr	33,330
Dale Andres	23,810
Roger Johnson	14,300
John Kinyon	—

Long Term Incentive Plan

We have adopted the Amended and Restated Long Term Incentive Plan (“LTIP”), which allows us to grant a range of equity-based awards to our NEOs, other employees, consultants and non-employee directors. The purpose of the LTIP is to recognize the contributions made by our employees, consultants and directors, and to provide these individuals with an additional incentive to use maximum efforts for the future success of the Company. All stock options granted to Messrs. Orr, Andres, Johnson and Kinyon, as disclosed above, were granted under the LTIP.

Annual Incentive Plan

We have adopted the Annual Incentive Plan (“AIP”), under which our NEOs and other employees are eligible to receive annual cash bonuses. The purpose of the plan is to incentivize our executives and other employees to attain annual performance objectives, thereby furthering our best interests and those of our shareholders.

With respect to the fiscal year ended December 31, 2021, each of our NEOs was eligible for an annual cash bonus under the AIP; however, it was determined by our Compensation and Nominating Committee that Mr. Andres was the only NEO who would receive a cash bonus.

With respect to the fiscal year ended December 31, 2020, each of our NEOs was eligible for an annual cash bonus under the AIP. Our Compensation and Nominating Committee approved seven performance milestones related to safety, cost management, project completion and governmental and community relations, which were used to determine bonus payouts to the NEOs. The level of achievement of the performance milestones, as well as an individual performance adjustment factor, were used by our Compensation and Nominating Committee to determine the actual bonus payouts as a percentage of the target bonus.

2021 Outstanding Equity Awards at Fiscal Year-End

The table below provides information on the equity awards held by the NEOs as of December 31, 2021. The number of shares and exercise price of our common stock underlying the options granted to our NEOs are adjusted for the Reverse Stock Split.

	Option Awards					Stock Awards
								Equity		Equity
								Incentive		Incentive
							Market	Plan		Plan
							value	Awards:		Awards:
						Number	of	Number		Market or
						of	shares	of		payout
						shares	or	unearned		value of
	Number of	Number of				or units	units	shares,		unearned
	Securities	Securities				of stock	of	units or		shares,
	Underlying	Underlying				that	stock	other		units or
	Unexercised	Unexercised		Option		have	that	rights that		other rights
	Options	Options		Exercise	Option	not	have not	have not		that have
	(#)	(#)		Price	Expiration	vested	vested	vested		not vested
Name and Principal Position	Exercisable	Unexercisable		($)	Date	(#)	($)	(#)		($)
Stephen Orr(9)	300,000	—		27.66	10/30/2022	—	—	33,330	(7)	345,965	(8)
	300,000	—		27.66	2/16/2023
	145,000	—		7.00	2/8/2025
	114,437	—		7.00	12/23/2025
	125,000	—		9.00	12/15/2026
	126,000	—		9.00	12/5/2027
	94,500	31,500	(1)	12.00	12/13/2028
	42,000	84,000	(2)	12.00	1/20/2030
	96,667	193,333	(3)	7.00	10/27/2030
	—	163,500	(4)	10.47	12/27/2031

Dale Andres	66,667	133,333	(5)	18.03	6/22/2031	—	—	23,810	(7)	247,148	(8)
	—	150,000	(6)	18.03	6/22/2031
	—	117,000	(4)	10.47	12/27/2031

Roger Johnson(10)	69,375	—		27.66	10/30/2022	—	—	14,300	(7)	148,434	(8)
	69,375	—		27.66	2/16/2023
	85,000	—		7.00	2/8/2025
	67,084	—		7.00	12/23/2025
	72,500	—		9.00	12/15/2026
	75,000	—		9.00	12/5/2027
	56,250	18,750	(1)	12.00	12/13/2028
	25,000	50,000	(2)	12.00	1/20/2030
	56,667	113,333	(3)	7.00	10/27/2030
	—	70,500	(4)	10.47	12/27/2031

John Kinyon(11)	22,500	—		27.66	10/30/2022	—	—	—		—
	22,500	—		27.66	2/16/2023
	17,123	—		7.00	2/8/2025
	31,569	—		7.00	12/23/2025
	17,500	—		7.00	3/18/2026
	45,250	—		9.00	12/15/2026
	78,500	—		9.00	12/5/2027
	78,500	—		12.00	12/13/2028
	78,500	—		12.00	1/20/2030
	170,000	—		7.00	10/27/2030
(1)	The options listed here were granted on May 3, 2019, and vest ratably on each of the first four anniversaries following December 14, 2018.
(2)	The options listed here were granted on January 20, 2020, and vest ratably on each of the first three anniversaries following the grant date.
(3)	The options listed here were granted on October 27, 2020, and vest ratably on each of the first three anniversaries following the grant date.

(4)	The options listed here were granted on December 27, 2021, and vest ratably on each of the first three anniversaries following the grant date.
(5)	The options listed here were granted on June 22, 2021, with one third vesting immediately and the remainder vesting ratably on each of the first two anniversaries following June 1, 2021.
(6)	The options listed here were granted on June 22, 2021, and vest ratably on each of the first three anniversaries following June 1, 2021.
(7)	The PSUs listed here were granted on December 17, 2021, and vest over a three-year performance period. PSUs are reported assuming target performance at 100% payout for the 55th percentile relative TSR versus constituents of the GDXJ.
(8)	Valuations are based on $10.38 per share, the closing price of our common stock on December 31, 2021.
(9)	Mr. Orr retired effective April 7, 2022. In accordance with the equity agreements, all unvested options terminated immediately upon resignation, all vested options terminated on May 7, 2022 (30 days from date of separation) and all PSUs were automatically terminated upon resignation.
(10)	Mr. Johnson retired effective May 21, 2022. In accordance with the equity agreements, all unvested options terminated immediately upon resignation, all vested options terminated on June 20, 2022 (30 days from date of separation) and all PSUs were automatically terminated upon resignation.
(11)	Mr. Kinyon departed the Company effective August 16, 2021. In accordance with his separation agreement, all options fully vested upon departure and remained exercisable until October 13, 2022.

Potential Payments Upon Termination or Change in Control

Below we describe the payments and benefits to which each NEO will be or was entitled to under his employment agreement if his employment is or was terminated (i) by us without “cause” or by him for “good reason” (without a “change in control”), (ii) by us without cause or by him for good reason within one year of a change in control or (iii) due to death or “disability” (such terms as defined in the applicable employment agreement).

Mr. Orr

Termination without Cause or for Good Reason.     If we terminated Mr. Orr’s employment without cause or Mr. Orr voluntarily terminated his employment for good reason, he was entitled to: (i) 12 months of base salary, payable in lump sum, and (ii) if he timely elected continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), payment by us on his behalf of the portion of the monthly premiums for his group health insurance (including coverage of his dependents) that we paid immediately prior to his termination for the 12 months following his termination. Any unvested stock options would cease vesting and be forfeited, and any vested stock options would remain exercisable until the earlier of (i) 180 days following termination and (ii) the expiration of the original option term.

Termination without Cause or for Good Reason in Connection with a Change in Control.    If there was a change in control and (a) within one year following the change in control Mr. Orr’s employment was terminated without cause or Mr. Orr voluntarily terminated his employment for good reason or (b) within three months preceding the change in control we terminated Mr. Orr’s employment without cause and such termination occurred in anticipation of such change in control, he would have been entitled to: (i) 24 months of base salary, payable in lump sum, and (ii) if he timely elected continuation coverage under COBRA, payment by us on his behalf of the portion of the monthly premiums for his group health insurance (including coverage of his dependents) that we paid immediately prior to his termination, for the 18 months following his termination. Any unvested stock options would have ceased vesting and be forfeited, and any vested stock options would have remained exercisable until the earlier of (i) 180 days following termination and (ii) the expiration of the original option term.

Death or Disability. If Mr. Orr’s employment was terminated due to death or disability, he would not have been entitled to any payments or benefits. Any unvested stock options would have vested in full and remain exercisable until the earlier of (i) one year following termination due to death or disability and (ii) the expiration of the original option term.

Mr. Andres

Termination without Cause or for Good Reason.    During the applicable period of this Item 11, if we terminated Mr. Andres’ employment without cause or Mr. Andres voluntarily terminated his employment for good reason, he was entitled to: (i) accrued annual salary and bonus to the date of termination (ii) twenty-four months of base salary plus his annual bonus for twenty-four months (based upon the average of the prior two years of bonus payment), payable in a lump sum, (iii) if he timely elected continuation coverage the Company would also pay, on his behalf, the portion of monthly premiums for his benefits that the Company paid immediately prior to the date of termination, during the twelve (12) month period following the date of termination, subject to his continued eligibility for coverage provided that he would continue to be required to pay that portion of the premium for the coverage that he was required to pay as an active employee immediately prior to the date of termination and (iv) the 200,000 options granted at the commencement of his employment would, to the extent unvested, vest at the date of termination and be exercisable for a period of one year from the date of termination, and the 150,000 options granted at the date of the commencement of his employment, to the extent unvested, would immediately vest, and such options, together with all other vested options would remain exercisable until the earlier of (x) the date one hundred eighty (180) calendar days following termination of employment or (y) the expiration of the original option.

Termination without Cause or for Good Reason in Connection with a Change in Control.    During the applicable period of this Item 11, if there is a change in control and (a) within one year following the change in control Mr. Andres’ employment was terminated without cause or Mr. Andres voluntarily terminated his employment for good reason or (b) within three months preceding the change in control we terminated Mr. Andres’ employment without cause and such termination occurred in anticipation of such change in control, he was entitled to (i) accrued annual salary and bonus to the date of termination (ii) twenty-four months of base salary plus his annual bonus for twenty-four months (based upon the average of the prior two years of bonus payment), payable in a lump sum ((iii) if he timely elected continuation coverage the Company would also pay, on his behalf, the portion of monthly premiums for his benefits that the Company paid immediately prior to the date of termination, during the twelve (12) month period following the date of termination, subject to his continued eligibility for coverage provided that he would continue to be required to pay that portion of the premium for the coverage that he was required to pay as an active employee immediately prior to the date of termination and (iv) the 200,000 options granted at the commencement of his employment would, to the extent unvested, vest at the date of termination and be exercisable for a period of one year from the date of termination, and the 150,000 options granted at the date of the commencement of his employment, to the extent unvested, would immediately vest, and such options, together with all other vested options would remain exercisable until the earlier of (x) the date one hundred eighty (180) calendar days following termination of employment or (y) the expiration of the original option.

Death or Disability.    During the applicable period of this Item 11, if Mr. Andres’s employment was terminated due to death or disability, he was entitled to accrued salary and bonus and the 350,000 options granted at the date of the commencement of his employment would immediately vest and remain exercisable until the earlier of one year following termination of employment or the expiration of the original option term.

Mr. Johnson

Termination without Cause or for Good Reason.    If we terminated Mr. Johnson’s employment without cause or Mr. Johnson voluntarily terminated his employment for good reason, he was entitled to: (i) 12 months of base salary, payable in lump sum, (ii) a pro rata annual bonus, to be paid at the same time as such bonuses are paid to our other executives, and (iii) if he timely elected continuation coverage under COBRA, payment by us on his behalf of the portion of the monthly premiums for his group health insurance (including coverage of his dependents) that we paid immediately prior to his termination, for the 12 months following his termination. Any unvested stock options would have ceased vesting and be forfeited, and any vested stock options would have remained exercisable until the earlier of (i) 180 days following termination and (ii) the expiration of the original option term.

Termination without Cause or for Good Reason in Connection with a Change in Control.    If there was a change in control and (a) within one year following the change in control Mr. Johnson’s employment was terminated without cause or Mr. Johnson voluntarily terminated his employment for good reason or (b) within three months preceding the change in control we terminated Mr. Johnson’s employment without cause and such termination occurred in anticipation of such change in control, he would have been entitled to: (i) 24 months of base salary, payable in lump sum, and (ii) if he timely elected continuation coverage under COBRA, payment by us on his behalf of the portion of the monthly premiums for his group health insurance (including coverage of his dependents) that we paid immediately prior to his termination, for the 18 months following his termination. Any unvested stock options would have ceased vesting and be forfeited, and any vested stock options would have remained exercisable until the earlier of (i) 180 days following termination and (ii) the expiration of the original option term.

Death or Disability.    If Mr. Johnson’s employment was terminated due to death or disability, he would have been entitled to his Pro Rata Annual Bonus, to be paid at the same time as such bonuses are paid to our other executives. Any unvested stock options would have vested in full and remained exercisable until the earlier of (i) one year following termination and (ii) the expiration of the original option term.

Mr. Kinyon

Termination without Cause or for Good Reason. If we terminated Mr. Kinyon’s employment without cause or Mr. Kinyon voluntarily terminates his employment for good reason, he was entitled to: (i) 12 months of base salary, payable in lump sum, (ii) a pro rata annual bonus, to be paid at the same time as such bonuses are paid to our other executives, and (iii) if he timely elects continuation coverage under COBRA, payment by us on his behalf of the portion of the monthly premiums for his group health insurance (including coverage of his dependents) that we paid immediately prior to his termination, for the 12 months following his termination. Any unvested stock options would have ceased vesting and be forfeited, and any vested stock options would have remained exercisable until the earlier of (i) 180 days following termination and (ii) the expiration of the original option term. Pursuant to a Separation Agreement dated September 1, 2021, the Company made a lump sum payment to Mr. Kinyon consistent with the foregoing, paid $2,500 in legal fees, and agreed that all Mr. Kinyon’s stock options would fully vest and remain exercisable until the earlier of the date of October 13, 2022, or the expiration of the original option term.

Termination without Cause or for Good Reason in Connection with a Change in Control. If there was a change in control and (a) within one year following the change in control Mr. Kinyon’s employment was terminated without cause or Mr. Kinyon voluntarily terminated his employment for good reason or (b) within three months preceding the change in control we terminated Mr. Kinyon’s employment without cause and such termination occurred in anticipation of such change in control, he would have been entitled to: (i) 24 months of base salary, payable in lump sum, and (ii) if he timely elected continuation coverage under COBRA, payment by us on his behalf of the portion of the monthly premiums for his group health insurance (including coverage of his dependents) that we paid immediately prior to his termination, for the 18 months following his termination. Any unvested stock options would have ceased vesting and been forfeited, and any vested stock options would have remained exercisable until the earlier of (i) 180 days following termination and (ii) the expiration of the original option term.

Death or Disability. If Mr. Kinyon’s employment was terminated due to death or disability, he would have been entitled to his pro rata annual bonus, to be paid at the same time as such bonuses are paid to our other executives. Any unvested stock options would have vested in full and remained exercisable until the earlier of (i) one year following termination and (ii) the expiration of the original option term.

Non-Qualified Deferred Compensation Plan for Senior Executives and Outside Directors

Effective January 1, 2019, we adopted the Deferred Compensation Plan for Senior Executives and Outside Directors (the “Deferred Compensation Plan”), under which (i) our senior executives are eligible to elect to defer receipt of any portion of cash compensation or equity compensation awards other than from the exercise of stock options and (ii) our non-employee directors are eligible to elect to defer receipt of any portion of annual retainers or meeting awards.

Participants in the Deferred Compensation Plan are entitled to receive distribution of his or her deferred compensation account in either (i) a single lump sum distribution of cash or shares of our stock or (ii) annual installments of cash or shares of our stock over a period of not more than five (5) years after the date payment commences. All distributions under the Deferred Compensation Plan shall be made or shall commence, as the case may be, on the earlier of (i) the date designated in a participant’s deferral election form and (ii) the date that is six months and one day after the occurrence of (x) the participant’s termination of active service as a senior executive or non-employee director as applicable or (y) the date of the participant’s death; provided, however, that if a participant is a “specified employee” within the meaning of Internal Revenue Code Section 409A (“409A”), payment of any benefits under the Deferred Compensation Plan shall not commence until six months following a participant’s “separation from service” as such term is defined under 409A.

Stock Ownership Policy

Our Board believes that, in order to align the interests of our executive officers and non-employee directors with the long-term interests of the Company’s stockholders, all executive officers and non-employee directors should maintain a minimum level of equity interests in the Company’s common stock. Accordingly, we have adopted minimum stock ownership guidelines for our executive officers and non-employee directors as shown in the table below.

Position	Stock Ownership Guideline
CEO, President	3x base salary
Other Executive Officers	1x base salary
Non-Employee Directors	3x base board retainer fee

Executives and non-employee directors are subject to a five-year phase in period to meet the applicable ownership requirements, beginning from the later of (i) the date of the IPO; (ii) employment date or director appointment date; or (iii) promotion date. Shares, shares in trust, shares in 401k plans, shares owned directly by family members and DSUs count toward satisfying the guideline, even if unvested. Stock options do not count toward satisfying the guideline until exercised.

Director Compensation

Director Compensation Policy Prior to the IPO

Prior to the completion of our IPO in October 2020, each of our non-employee directors was entitled to receive the following compensation pursuant to our pre-IPO director compensation policy, as applicable:

●	an annual retainer of $35,000 for service on the Board; and
●	$1,500 for each Board and committee meeting attended (whether in person or by telephone), provided that non-employee directors who had to travel intercontinentally from outside of North America to attend a Board or committee meeting in person were entitled to receive an additional $2,500.

All such compensation was to be paid (prorated for the period from January 1, 2020 through October 31, 2020) in the form of immediately vested deferred stock units (“DSUs”) that settle upon the director’s cessation of continuous service. On March 31, 2021, the Company granted DSU awards for Board annual retainers and fees for the period from January 1, 2020 through October 31, 2020, which immediately vested. In determining the number of DSUs to be awarded to each director for such period, our Compensation and Nominating Committee considered the timing of the grant and the subsequent increase in the share price of our common stock following our IPO. Accordingly, on March 31, 2021, our Compensation and Nominating Committee approved an aggregate grant of 85,960 DSUs, to the directors for service for the period from January 1, 2020 through October 31, 2020. Of the DSUs granted on March 31, 2021, 12,961 were granted to three directors whose service on the Board ended in 2021 and were converted to shares at that time.

Director Compensation Policy

Beginning November 1, 2020, each of our non-employee directors is entitled to receive the following compensation pursuant to our current director compensation policy, as applicable:

●	an annual retainer of $55,000 for service on the Board of Directors;
●	$1,500 for each committee meeting attended (whether in person or by telephone), provided that non-employee directors who travel intercontinentally from outside of North America to attend a Board or committee meeting in person are entitled to receive an additional $2,500;
●	an annual retainer of $10,000 for service as the chair of our Audit Committee or as the chair of our Compensation and Nominating Committee;
●	an annual retainer of $4,000 for service as the chair of any other standing committee of the Board; and
●	an annual retainer of $55,000 for service as our non-executive Chair of the Board.

All such compensation will be paid in cash quarterly in arrears. Each non-employee director may also elect to receive DSUs in lieu of the cash retainer.

Pursuant to our current director compensation policy, at each annual meeting of shareholders, each non-employee director will be granted an annual equity grant under the LTIP with a fair market value of $90,000. The grant value will be split evenly between stock options and DSUs. Accordingly, on June 14, 2021, our Compensation and Nominating Committee and our Board approved an annual equity grant for 2021 under the LTIP for the period July 1, 2021 to May 31, 2022, with a fair market value of $82,500, consisting of 50% stock options and 50% DSUs.

Directors are permitted to defer all or a portion of their compensation under the Deferred Compensation Plan, pursuant to which our directors will be able to defer their annual retainers and receive such deferred retainers in cash or in shares of our common stock. The director compensation policies described above do not apply to our employee directors, including Stephen Orr (whose compensation is set forth above under “—Summary Compensation Table”).

The table below sets forth information concerning compensation of our non-employee directors in 2021:

	Fees
	Earned
	or Paid	Stock
	in Cash	Awards	Option Awards	Total
Name	($)	($)(1)	($)(2)	($)
Janice Stairs	58,000	213,807	41,247	313,054
Ali Erfan	62,500	158,254	41,247	262,001
Igor Gonzales	68,000	142,272	41,247	251,519
Karl Hanneman	74,000	160,390	41,247	275,637
Charles Hansard	61,000	90,953	83,289	235,242
Igor Levental(3)	29,000	184,212	41,247	254,459
David Peat	76,500	162,527	41,247	280,274
Daniel Muñiz Quintanilla (4)	47,250	52,500	52,740	152,490
(1)	DSU awards for Board members electing to receive DSUs in lieu of the cash retainer for the period October 1, 2021 through December 31, 2021 will be granted in 2023 after the MCTO is lifted. Accordingly, the grant date fair value of such awards are not reflected in this table. The grant date value of these DSU awards to be included in the director compensation table for 2023 will be as follows: Ms. Stairs, $14,500 and Mr. Levental, $7,625.

(2)	Represents the grant date fair value of stock options granted to our directors in 2021 determined in accordance with FASB ASC Topic 718. Non-employee directors who served as directors during 2021 had options (both vested and unvested) to purchase the following number of shares of our common stock outstanding as of December 31, 2021: Ms. Stairs, 27,263 (25,591 vested); Mr. Erfan, 27,263 (25,591 vested); Mr. Gonzales, 24,680 (23,008 vested); Mr. Hanneman, 42,763 (41,091 vested); Mr. Hansard, 10,138 (8,466 vested); Mr. Levental, 27,263 (25,591 vested); Mr. Peat, 119,185 (117,513 vested); Daniel Muñiz Quintanilla 5,505 (3,682 vested).

See Note 8 — Stockholders’ Equity in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of assumptions used for computing the fair value of awards granted.

(3)	Mr. Levental passed away in June 2022.
(4)	Mr. Muñiz was appointed to the Board of Directors in April 2021. Mr. Muñiz’s annual equity grant for 2021 under the LTIP was for the period June 1, 2021 to May 31, 2022, with a fair market value of $90,000, consisting of 50% stock options and 50% DSUs.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information regarding the beneficial ownership of our common stock as of February 23, 2023, by:

●	each person or group who is known by us to own beneficially more than 5% of our common stock;
●	each member of our Board and director nominee;
●	each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K); and
●	all members of our Board and our executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock of which a person has the right to acquire beneficial ownership at any time within 60 days of February 23, 2023, are deemed outstanding and beneficially owned by the person for the purpose of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

The percentage of common stock beneficially owned in the table is based on 69,162,223 shares of common stock outstanding as of February 23, 2023.

Unless otherwise indicated, the address for each holder listed below is c/o Gatos Silver, Inc., 925 W Georgia Street, Suite 910, Vancouver, British Columbia V6C 2G3.

		Percentage of
	Shares of	Common Stock
	Common Stock	Beneficially
Name	Beneficially Owned	Owned
Greater than 5% Stockholders
Electrum(1):
Electrum Silver US LLC	17,894,672	25.9%
Electrum Silver US II LLC	4,109,704	5.9%
Total	22,004,376	31.8%
Municipal Employees’ Retirement System of Michigan(2)	6,244,009	9.0%
FMR LLC(3)	8,922,196	12.9%

Directors and Named Executive Officers
Janice Stairs(5)(6)	56,811	*
Ali Erfan(4)(5)(6)	125,744	*
Igor Gonzales(5)(6)	37,100	*
Karl Hanneman(5)(6)	70,779	*
Charles Hansard(5)(6)	16,635	*
David Peat(5)(6)	175,801	*
Daniel Muñiz Quintanilla(5)(6)	8,636	*
Dale Andres(5)	183,334	*
Stephen Orr(7)(8)	165,783	*
Roger Johnson(9)	60,354	*
All current directors and executive officers as a group (16 persons)	907,206	1.5%

*Represents beneficial ownership of less than 1%.

(1)	The securities reported are based on a Schedule 13G/A filed on February 11, 2022 by Electrum Silver US LLC (“ESUS”), Electrum Strategic Management LLC (“ESM”), Electrum Global Holdings L.P. (“Global Holdco”), TEG Global GP Ltd. (“TEG Global”), The Electrum Group LLC (“TEG”), Electrum Silver US II LLC (“ESUS II”), Electrum Strategic Opportunities Fund II L.P. (“ESOF II”), Electrum Strategic Opportunities Fund II GP L.P. (“ESOF II GP L.P.”) and ESOF II GP Ltd. (“ESOF II GP”) (for the purposes of this section, collectively, “Electrum”). Mr. Erfan is Vice Chairman of TEG.

ESUS directly owns 17,894,672 shares of our common stock. ESM is the manager of ESUS. ESM is wholly owned by Global Holdco, and TEG Global is the general partner of Global Holdco. TEG acts as an investment advisor to Global Holdco. As a result, ESM, Global Holdco, TEG Global and TEG may be deemed to beneficially own shares of our common stock held by ESUS.

ESUS II directly owns 4,109,7104 shares of our common stock. ESOF II owns 99% of ESUS II, and ESM is the manager of ESUS II. ESM is wholly owned by Global Holdco, and TEG Global is the general partner of Global Holdco. The general partner of ESOF II is ESOF II GP L.P., and the general partner of ESOF II GP L.P. is ESOF II GP. ESOF II GP is wholly owned by Global Holdco. TEG acts as an investment advisor to ESOF II. As a result, ESOF II, ESM, Global Holdco, TEG Global, ESOF II GP L.P., TEG and ESOF II GP may be deemed to beneficially own shares of our common stock held by ESUS II.

The address of the Electrum entities is 535 Madison Avenue, 12th Floor, New York, New York 10022.

(2)	The securities reported are based on a Schedule 13G filed on February 16, 2021 by the Municipal Employees’ Retirement System of Michigan and represents (i) 6,205,259 shares of our common stock held by MERS and (ii) 38,750 shares of our common stock issuable upon exercise of options that are vested or vest within 60 days of February 23, 2023. The address of MERS is 1134 Municipal Way, Lansing, Michigan 48917.

(3)	The securities reported are based on a Schedule 13G/A filed on February 9, 2023 by FMR LLC. FMR LLC has sole voting power with respect to 8,922,196 shares and sole investment power with respect to 8,922,196 shares. Abigail P. Johnson, a Director, the Chairman and the Chief Executive Officer of FMR LLC, has sole investment power with respect to 8,922,196 shares. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company LLC (“FMR Co. LLC”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(4)	Holdings include 82,262 shares of our common stock held by Ajami Associates Limited, which is owned and controlled by Mr. Erfan. The address of Ajami Associates Limited is c/o Sphere Management (Maritius) Limited, 6th Floor, Suite 619, Port Louis, Mauritius. Mr. Erfan disclaims beneficial ownership of shares of our common stock held by Electrum. See footnote (1).
(5)	Holdings include the following shares which may be acquired upon the exercise of options outstanding under the LTIP and exercisable within 60 days of February 23, 2023: Janice Stairs — 27,263 shares; Ali Erfan — 27,263 shares; Igor Gonzales — 24,680 shares; Karl Hanneman — 42,763 shares; Charles Hansard — 10,138 shares; David Peat — 119,185 shares; Daniel Muñiz Quintanilla — 5,505 shares; Dale Andres — 222,334 shares; and all current directors and executive officers as a group — 672,497 shares.
(6)	Holdings include the following shares which may be acquired upon departure from the Company by settlement of the DSUs outstanding under the LTIP within 60 days of February 23, 2023: Janice Stairs — 19,548 shares; Ali Erfan — 16,219 shares; Igor Gonzales — 12,420 shares; Karl Hanneman — 18,016 shares; Charles Hansard — 6,497 shares; David Peat — 52,141 shares; Daniel Muñiz Quintanilla — 3,131 shares; and all current directors as a group — 127,972 shares.
(7)	Holdings include (i) 91,235 shares of our common stock held by Cast Management 401k Trust, in which Mr. Orr is a beneficiary and (ii) 66,548 shares of our common stock held by Mr. Orr’s spouse. The address of Cast Management 401k Trust is 30 N Gould St, Suite R, Sheridan, Wyoming 82801. Mr. Orr disclaims beneficial ownership of the shares held by his spouse.
(8)	Mr. Orr departed from the Company effective April 7, 2022.
(9)	Mr. Johnson departed from the Company effective May 21, 2022.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The following are summaries of transactions since January 1, 2020 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers, beneficial owners of more than five percent of our voting securities or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

Services Agreement

Effective January 1, 2015, in connection with our Los Gatos Joint Venture (“LGJV”), we entered into a services agreement with the LGJV operating entities consisting of Minera Plata Real S. de R.L. de C.V (“MPR”), Operaciones San Jose del Plata S. de R.L. de C.V. (“OSJ”) and Servicios San Jose del Plata S. de R.L. de C.V. (“SSJ”). SSJ was subsequently merged with MPR. Pursuant to the agreement, OSJ agreed to provide to the LGJV certain consulting and administrative services, including services necessary to explore, develop, construct and operate the LGJV and for business development activities. The agreement included indemnification provisions by MPR, SSJ in favor of OSJ and its indemnitees against all losses, damages, costs, expenses and charges incurred by OSJ arising as a result of any act or omission with respect to the provision of services pursuant to the agreement, except for willful misconduct or gross negligence.

Under the Unanimous Omnibus Partner Agreement, we provide management and administrative services to the LGJV. The Company received $5.4 million from the LGJV under this agreement for the year ended December 31, 2021. The Company had receivables under this agreement of $0.8 million as of December 31, 2021. The Company also incurred certain LGJV costs that are subsequently reimbursed by the LGJV.

Management Services Agreement

Upon completion of our IPO, we entered into a management services agreement with Silver Opportunity Partners Corporation (“SOP”) which was renamed to Sunshine Silver Mining & Refining Corporation (“SSMRC”) pursuant to which we provided certain executive and managerial advisory services to SSMRC until the agreement was terminated on December 31, 2021. SSMRC reimbursed the Company for costs of such services. The Company earned $0.2 million from SSMRC under this agreement during the years ended December 31, 2021.

Statement of Policy on Related Party Transactions

The Board has adopted a written related party transaction policy designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure, approval and resolution of any real or potential conflicts of interest that may exist from time to time. This policy provides, among other things, that all related persons transactions will be ratified and approved by disinterested members of our Board after receiving a recommendation from our Audit Committee that the transaction is fair, reasonable and within our policy. In making its recommendation, our Audit Committee will consider each related party transaction in light of all relevant factors, including without limitation the benefits of the transaction to us, the terms of the transaction and whether they are arm’s length and in the ordinary course of our business, the direct or indirect nature of the related party’s interest in the transaction, the size and expected term of the transaction, and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and stock exchange standards. For purposes of the policy, a “related persons transactions” generally consists of a transaction, arrangement or relationship involving the Company and the Company’s directors, director nominees or executive officers, any stockholder beneficially owning more than 5% of the Company’s common stock, or immediate family members of any such persons.

Director Independence

Our Board has determined that each of Ms. Stairs and Messrs. Erfan, Gonzales, Hanneman, Hansard, Peat and Muñiz is an independent director within the meaning of the applicable rules of the NYSE.

Item 14.Principal Accountant Fees and Services

Audit and Audit-Related Fees

Effective September 28, 2022, KPMG resigned as the Company’s independent registered public accounting firm. The Company’s Audit Committee and Board of Directors engaged EY to serve as the Company’s independent registered public accounting firm effective November 14, 2022.

The following table shows the fees billed by EY and KPMG for the years ended December 31, 2021 and 2020:

	2021	2020
Audit fees[1] - KPMG	$1,412,703	$898,568
Audit fees[1] - EY	600,000	—
Audit-related fees	—	—
Tax fees[2]	89,385	85,000
All other fees	—	—
Total	$2,102,088	$983,568
(1)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements, IPO and audit services provided in connection with other statutory and regulatory filings.
(2)	Tax fees relate to professional services rendered relating to tax compliance and planning. Such services included corporate income tax return preparation and consultation on foreign tax matters.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted a policy and procedures for the pre-approval of all audit and non-audit services to be rendered by our independent registered public accounting firm. Under the policy, our Audit Committee generally pre-approves specified services in defined categories up to specified amounts and limits the types of non-audit services that may be provided by the independent accountant. Our Audit Committee may delegate authority to the Chair of the Audit Committee or another member of our Audit Committee to pre-approve any proposed engagement of an independent accountant. However, any engagement of an independent accountant pre-approved as such must be reported to our Audit Committee at its next regularly scheduled meeting. All audit and non-audit services performed by KPMG during the years ended December 31, 2021 and 2020 were pre-approved by our Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(1)	Consolidated Financial Statements. For a list of the financial statements included herein, see Index to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”
(2)	Consolidated Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)	Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

3.1	Amended and Restated Certificate of Incorporation of Gatos Silver, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 30, 2020)

3.2	Amended and Restated By-Laws of Gatos Silver, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed October 30, 2020)

4.1	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 29, 2021)

4.2

Shareholders Agreement dated October 30, 2020 among Gatos Silver Inc. and the stockholders that are signatories thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 30, 2020

4.3

Registration Rights Agreement dated October 30, 2020 among Gatos Silver Inc. and the stockholders that are signatories thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 30, 2020)

10.1.1

Unanimous Omnibus Partner Agreement effective as of January 1, 2015 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Los Gatos Luxembourg S.a.r.l., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.1.2

Amendment to Partner Agreement dated June 30, 2017, among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Los Gatos Luxembourg S.a.r.l., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.3 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.1.3

Amendment No. 3 to Partner Agreement dated March 30, 2018 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Los Gatos Luxembourg S.a.r.l., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.4 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.1.4

Amendment No. 4 to Partner Agreement dated March 30, 2019 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.5 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.1.5

Amendment No. 5 to Partner Agreement dated April 29, 2020 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.6 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.1.6

Amendment No. 6 to Partner Agreement dated May 25, 2020 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.7 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.1.7

Amendment No. 7 to Partner Agreement dated June 16, 2020 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.5.8 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.1.8*

Amendment No. 8 to Partner Agreement dated July 12, 2021, among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Sunshine Silver Mining & Refining Corporation and Dowa Metals & Mining Co., Ltd.

10.2.1

Confirmation Agreement, dated March 9, 2021, among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Gatos Silver, Inc. and Dowa Metals and Mining Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2021)

10.2.2

Confirmation Agreement, dated July 12, 2021, among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Gatos Silver, Inc. and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 12, 2021)

10.3.1

Revolving Credit Facility, dated July 12, 2021, between Gatos Silver, Inc. and Bank of Montreal, Chicago Branch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 12, 2021)

10.3.2

Amendment and Waiver to the Revolving Credit Agreement, dated March 7, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders, Bank of Montreal, Chicago Branch, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch, as administrative agent for and on behalf of the lenders (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed March 8, 2022)

10.3.3

Amendment No. 2 to the Revolving Credit Agreement, dated August 15, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders, Bank of Montreal, Chicago Branch, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch, as administrative agent for and on behalf of the lenders (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed October 14, 2022)

10.3.4

Wavier No. 3 to the Revolving Credit Agreement, dated October 13, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders, Bank of Montreal, Chicago Branch, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch, as administrative agent for and on behalf of the lenders (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed October 14, 2022)

10.3.5

Amended and Restated Revolving Credit Agreement, dated December 20, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch, as administrative agent, BMO Capital Markets, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 22, 2022)

10.4.1

Exploration, Exploitation and Unilateral Promise to Sell Agreement dated May 4, 2006 between La Cuesta International, S.A. de C.V. and Minera Plata Real, S.A. de C.V. (incorporated by reference to Exhibit 10.8.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.5.1#

Agreement dated July 15, 2019, between Ocean Partners USA. Inc. and Operaciones San Jose de Plata, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.9.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.6.1#

Cerro Los Gatos Lead Concentrate Sales Agreement dated April 14, 2019 between Operaciones San Jose de Plata, S. de R.L. de C.V. and Metagri S.A. de C.V. (incorporated by reference to Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.7.1*

Leaching Plant Confirmation Agreement dated March 17, 2022, among Minera Plata Real, S.A. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Gatos Silver, Inc. and Dowa Metals & Mining Co., Ltd.

10.8.1†	Amended and Restated Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 30, 2020)

10.8.2†	Form of Executive Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.2 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.8.3†	Form of Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.3 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.8.4†	Form of DiSU Award Agreement (incorporated by reference to Exhibit 10.12.4 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.8.5†	Form of DSU Award Agreement (incorporated by reference to Exhibit 10.12.5 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.8.6†*	Form of PSU Award Agreement

10.9.1†	Annual Incentive Plan (incorporated by reference to Exhibit 10.13.1 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.10.1†	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.14.1 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.11.1†

Employment Agreement dated as of May 3, 2011 between Sunshine Silver Mining & Refining Corporation and Stephen Orr (incorporated by reference to Exhibit 10.15.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.11.2†

Employment Agreement dated as of June 1, 2021, between Minera Luz del Sol S. de R.L. de C.V. and Dale Andres (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2021)

10.11.4†*	Employment Agreement dated as of February 28, 2011 between Sunshine Silver Mining & Refining Corporation and Roger Johnson

10.11.5†

Employment Agreement dated as of April 1, 2016 between Sunshine Silver Mining & Refining Corporation and John Kinyon (incorporated by reference to Exhibit 10.15.2 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.11.6†

Separation Agreement, dated as of September 1, 2021, between Gatos Silver, Inc. and John Kinyon (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2021)

10.12.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18.1 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.15.1*	Assignment, Assumption and Consent Agreement (Amendment No.1) between Dowa Metals and Mining, Operaciones, and Ocean Partners USA, Inc. dated July 14, 2022

10.15.2*	Purchase Sale Contract between Trafigura Mexico S.A. De C.V. and Operaciones San Jose De Plata S. De R.L.de C.V. dated January 30, 2022

16.1	Letter from KPMG LLP to the SEC (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on September 30, 2022)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of KPMG LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 1350 Certification

96.1	Cerro Los Gatos S-K 1300 Technical Report Summary, dated November 10, 2022 (incorporated by reference to Exhibit 96.1 of the Company’s Current Report on Form 8-K filed on November 14, 2022)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or agreement
#	Portions of this exhibit have been omitted because they are both (i) not material and (ii) customarily and actually treated by the Company as private and confidential.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATOS SILVER, INC.
March 20, 2023	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dale Andres and André van Niekerk and each of them, their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Andres	Chief Executive Officer and Director (principal executive officer)	March 20, 2023
Dale Andres

/s/ André van Niekerk	Chief Financial Officer (principal financial officer and principal accounting officer)	March 20, 2023
André van Niekerk

/s/ Janice Stairs	Chair of the Board of Directors	March 20, 2023
Janice Stairs

/s/ Ali Erfan	Director	March 20, 2023
Ali Erfan

/s/ Igor Gonzales	Director	March 20, 2023
Igor Gonzales

/s/ Karl Hanneman	Director	March 20, 2023
Karl Hanneman

/s/ Charles Hansard	Director	March 20, 2023
Charles Hansard

/s/ David Peat	Director	March 20, 2023
David Peat

/s/ Daniel Muñiz Quintanilla	Director	March 20, 2023
Daniel Muñiz Quintanilla