Form 10-Q
period 2022-03-31
Gatos Silver, Inc.
filed 2023-03-30
CIK 1517006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The Company has 700,000,000 shares of common stock, par value $0.001, authorized of which 69,162,223 were issued and outstanding as of March 24, 2023.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GATOS SILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		March 31,	December 31,
	Notes	2022	2021
ASSETS
Current Assets
Cash and cash equivalents		$5,284	$6,616
Related party receivables	5	630	1,592
Other current assets	3	2,850	3,558
Total current assets		8,764	11,766
Non‑Current Assets
Investment in affiliates	12	379,818	355,310
Other non-current assets		28	35
Total Assets		$388,610	$367,111
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	4	$2,557	$1,406
Non-Current Liabilities
Credit Facility, net of debt issuance costs	10	12,657	12,620
Shareholders' Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,162,223 shares outstanding as of March 31, 2022 and December 31, 2021		117	117
Paid‑in capital		545,311	543,829
Accumulated deficit		(172,032)	(190,861)
Total shareholders' equity		373,396	353,085
Total Liabilities and Shareholders' Equity		$388,610	$367,111

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		Three Months Ended
		March 31,
	Notes	2022	2021
Expenses
Exploration		$110	$224
General and administrative		6,777	4,853
Amortization		44	7
Total expenses		6,931	5,084

Other income (expense)
Equity income in affiliates	12	24,614	2,701
Arrangement fees		—	(506)
Other income	5	1,146	1,269
Net other income		25,760	3,464
Net income (loss)		$18,829	$(1,620)

Net income (loss) per share:	7
Basic		$0.27	$(0.03)
Diluted		$0.27	$(0.03)
Weighted average shares outstanding:
Basic		69,162,223	59,318,320
Diluted		69,309,019	59,318,320

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands of United States dollars, except for share amounts)

	Number		Amount
	Common	Treasury	Common	Treasury	Paid‑in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2021	69,162,223	—	$117	$—	$543,829	$(190,861)	$353,085
Stock‑based compensation	—	—	—	—	1,482	—	1,482
Net income	—	—	—	—	—	18,829	18,829
Balance at March 31, 2022	69,162,223	—	$117	$—	$545,311	$(172,032)	$373,396

	Number		Amount
	Common	Treasury	Common	Treasury	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2020	59,183,076	144,589	$108	$(1,027)	$409,728	$(147,423)	$261,386
Stock‑based compensation	—	—	—	—	1,078	—	1,078
Issuance of common stock	182,453	—	—	—	1,559	—	1,559
DSUs converted to common stock	43,523	—	—	—	—	—	—
Other	—	—	—	—	(262)	—	(262)
Net loss	—	—	—	—	—	(1,620)	(1,620)
Balance at March 31, 2021	59,409,052	144,589	$108	$(1,027)	$412,103	$(149,043)	$262,141

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of United States dollars)

		Three Months Ended
		March 31,
	Notes	2022	2021
OPERATING ACTIVITIES
Net income (loss)		$18,829	$(1,620)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization		44	7
Stock‑based compensation expense	6	1,588	1,139
Other	6	64	22
Equity income in affiliates	12	(24,614)	(2,701)

Changes in operating assets and liabilities:
Receivables from related‑parties		962	(3,508)
Accounts payable and other accrued liabilities		1,087	(507)
Other current assets		708	579
Net cash used by operating activities		(1,332)	(6,589)

INVESTING ACTIVITIES
Investment in affiliates	12	—	(113,823)
Net cash used by investing activities		—	(113,823)

FINANCING ACTIVITIES
Financing costs		—	(262)
Issuance of common stock		—	1,559
Net cash provided by financing activities		—	1,297
Net decrease in cash and cash equivalents		(1,332)	(119,115)
Cash and cash equivalents, beginning of period		6,616	150,146
Cash and cash equivalents, end of period		5,284	31,031

Interest paid		$102	$—

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of United States dollars, except share, per share, option, and stock unit amounts)

1.           Basis of Presentation

Basis of Consolidation and Presentation

The financial statements represent the condensed consolidated financial position and results of operations of Gatos Silver, Inc. and its subsidiaries, Gatos Silver Canada Corporation and Minera Luz del Sol S. de R.L. de C.V. Unless the context otherwise requires, references to Gatos Silver or the Company mean Gatos Silver, Inc. and its consolidated subsidiaries.

The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which are necessary for a fair presentation for the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”).

2.           Summary of Significant Accounting Policies

Significant Accounting Policies

The consolidated financial statements for the year ended December 31, 2021, disclose those accounting policies considered significant in determining results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the 2021 10-K.

Recent Accounting Pronouncements

There have been no accounting pronouncements issued or adopted during the three months ended March 31, 2022, which are expected to have a material impact on the financial statements.

3.           Other Current Assets

	March 31, 2022	December 31, 2021
Value added tax receivable	$624	$575
Prepaid expenses	2,219	2,976
Other	7	7
Total other current assets	$2,850	$3,558

4.           Accounts Payable and Other Accrued Liabilities

	March 31, 2022	December 31, 2021
Accounts payable	$330	$196
Accrued expenses	1,129	623
Accrued compensation	1,098	587
Total accounts payable and other current liabilities	$2,557	$1,406

5.           Related-Party Transactions

LGJV

Under the Unanimous Omnibus Partner Agreement, the Company provides certain management and administrative services to the LGJV. The Company earned $1,250 and $1,250 under this agreement for the three months ended March 31, 2022 and 2021, respectively. The income from these services has been recorded on the statements of operations under other income. In the March 31, 2021 unaudited financial statements filed on Form 10-Q, the management fee was presented as a reduction to general and administrative expense and is now presented in other income to be consistent with the 2021 10-K. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV. The Company received $1,667 and nil in cash from the LGJV under this agreement for the three months ended March 31, 2022 and 2021, respectively. The Company had receivables under this agreement of $417 and $833 as of March 31, 2022 and December 31, 2021, respectively.

6.           Stockholders’ Equity

The Company is authorized to issue 700,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

Common Stock Transactions

On July 19, 2021, the Company completed a follow-on public offering of 8,930,000 shares of common stock at a price of $14.00 per share, resulting in net proceeds of $118,894, after deducting underwriting discounts and commissions. On August 18, 2021, the Company issued an additional 286,962 shares of common stock at a price of $14.00 per share, through the exercise of the over-allotment option, with net proceeds from the additional issuance of $3,837, after deducting underwriting discounts and commissions. Additionally,the Company incurred an additional $1,700 in other costs related to the offering.

Stock-Based Compensation

The Company recognized stock-based compensation expense as follows:

	Three months ended March 31,
	2022	2021
Stock options	$1,448	$1,139
Performance share units	140	—
	$1,588	$1,139

Stock Option Transactions

The Company granted 100,000 stock options during the three months ended March 31, 2022, with a weighted-average grant-date fair value per share of $5.83. The Company received cash from the exercise of stock options of nil and $1,559 for the three months ended March 31, 2022 and 2021, respectively.

Total unrecognized stock-based compensation expense as of March 31, 2022, was $9,435 which is expected to be recognized over a weighted average period of 2.0 years.

Stock option activity for the three months ended March 31, 2022, is summarized in the following tables:

		Weighted‑
		Average
Employee & Director Options	Shares	Exercise Price
Outstanding at December 31, 2021	5,873,968	$13.11
Granted	100,000	$10.28
Forfeited	(9,751)	$11.62
Outstanding at March 31, 2022	5,964,217	$13.07
Vested at March 31, 2022	3,957,418	$14.19

		Weighted‑
		Average
LGJV Personnel Options	Shares	Exercise Price
Outstanding at December 31, 2021	32,393	$7.31
Outstanding and vested at March 31, 2022	32,393	$7.31

Performance Share Unit (“PSU”) Transactions

On December 17, 2021, 119,790 PSUs were granted to the Company’s employees with a weighted average grant date fair value per share of $14.22. On March 31, 2022, unrecognized compensation expense related to the PSUs was $1,542 which is expected to be recognized over a weighted-average period of 2.7 years.

Deferred Stock Unit (“DSU”) Transactions

The following table summarizes the DSU activity for the three months ended March 31, 2022:

		Weighted-Average
		Grant Date
Director DSUs	Shares	Fair Value
Outstanding at December 31, 2021	146,796	$10.88
Outstanding at March 31, 2022	146,796	$10.88

7.           Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed similarly, except that weighted-average common shares are increased to reflect the potential dilution that would occur if stock options were exercised or PSUs and DSUs were converted into common stock. The dilutive effects are calculated using the treasury stock method.

For the three months ended March 31, 2022, all stock options have been excluded from the dilutive earnings per common share calculation as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect. For the three months ended March 31, 2022, all PSUs were excluded from the diluted earnings per common share calculation as the PSUs do not currently meet the criteria for issuance. For the three months ended March 31, 2021, the Company experienced a net loss, thus all stock awards outstanding have been excluded as they are anti-dilutive.

A reconciliation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021, are as follows:

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$18,829	$(1,620)

Weighted average shares:
Basic	69,162,223	59,318,320
Effect of dilutive DSUs	146,796	—
Diluted	69,309,019	59,318,320

Net income (loss) per share:
Basic	$0.27	$(0.03)
Diluted	$0.27	$(0.03)

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

The Company recorded its initial investment in affiliates at fair value within Level 3 of the fair value hierarchy, as the valuation was determined based on internally developed assumptions with few observable inputs and no market activity. For the year ended December 31, 2021, the Company recorded impairment charges associated with the investment in the LGJV, and reduced the carrying amount of such asset subject to the impairment to their estimated fair value. See Note 12 – Investment in Affiliates for additional information on the impairment.

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

Dowa Debt Agreements

In July 2017, the LGJV operating entities consisting of Minera Plata Real S. de R.L. de C.V (“MPR”) and Operaciones San Jose del Plata S. de R.L. de C.V. (collectively, the “LGJV Entities”) entered into a loan agreement (the “Term Loan”) with Dowa whereby the LGJV Entities could borrow up to $210,000 for Los Gatos District (“LGD”) development, with a maturity date of December 29, 2027. Interest on the Term Loan accrued daily at LIBOR plus 2.35% per annum, with the interest added to the amount borrowed until commencement of production. During 2018, the LGJV paid Dowa a $4,200 closing fee. Commencing June 30, 2021, repayment of the Term Loan in 14 consecutive semi-annual equal payments of the aggregate principal and capitalized interest began. The Company was required to pay an arrangement fee on the borrowing, calculated as 2% per annum of 70% of the outstanding principal balance, payable in semi-annual installments, on that date which was two business days prior to June 30 and December 31 each fiscal year until maturity, commencing after the initial drawdown which occurred in July 2018. The Term Loan also required additional principal payments equal to 70% of excess cash flows (as defined).

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

The Company guarantees the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements. As of March 31, 2022, the LGJV had $4,059 outstanding under the LGJV equipment loan agreements, net of unamortized debt discount of $10, with maturity dates through August 2023.

10.         Debt

On July 12, 2021, the Company entered into a Revolving Credit Facility (the “Credit Facility”). The Credit Facility provides for a revolving line of credit in a principal amount of $50,000 and has an accordion feature which at the time allowed for an increase in the total line of credit up to $100,000, subject to certain conditions. Borrowings under the Credit Facility bear interest at a rate equal to either the LIBOR rate plus a margin ranging from 3.00% to 4.00% or the U.S. Base Rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company, in each case, with such margin determined in accordance with the Company’s consolidated net leverage ratio as of the end of the applicable period. The Credit Facility contains affirmative and negative covenants that are customary for credit agreements of this nature. The affirmative covenants consist of a leverage ratio, a liquidity covenant and an interest coverage ratio. The negative covenants include, among other things, limitations on asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates. Obligations under the Credit Facility may be accelerated upon the occurrence of certain customary events of default. The Company was in compliance with all covenants under the Credit Facility, as amended, as of March 31, 2022.

On July 19, 2021, the Company borrowed $13,000 under the Credit Facility at a rate of LIBOR plus 3%. Debt issuance costs of $442 were to be amortized through July 31, 2024, prior to the amended and restated Credit Facility (see terms below). The current balance outstanding on the Credit Facility is $9,000, following a $4,000 principal repayment in December 2022.

The Company recognized interest expense of $103, with an effective interest rate of 3.2% which has been recorded on the statements of operations under other income, and $37 for amortization of debt issuance costs, for the three months ended March 31, 2022. The Company paid interest of $102 for the three months ended March 31, 2022.

On March 7, 2022, the Company amended the Credit Facility with the lender, Bank of Montreal (“BMO”), to address potential loan covenant deficiencies. The amendment includes the following revisions:

●	audited financial statements were to be provided prior to November 15, 2022;
●	the credit limit was reduced to $30,000, until the Company delivers a new LOM Cerro Los Gatos (“CLG”) financial model with updated mineral reserves;
●	upon assessment of the new CLG financial model, BMO, in its sole discretion, may increase the credit limit up to the original $50,000;
●	requirement to provide updated financial projections for the CLG by September 30, 2022. The financial projections were provided by the required date and it was used as the basis for the amendment entered into on December 19, 2022 discussed below; and

●	waivers of certain defaults, events of default, representations and warranties and covenants arising out of the facts that led to the potential reduction in metal content of the Company’s previously stated mineral reserve figures.

On December 19, 2022, the Company entered an amended and restated Credit Facility with BMO extending the maturity date and re-establishing a credit limit of $50,000, with an accordion feature providing up to an additional $25,000. Key terms of the amended Credit Facility include:

●	audited financial statements for fiscal year 2021 are to be provided no later than April 15, 2023, and audited financial statements for fiscal year 2022 and unaudited financial statements for the first three fiscal quarters in fiscal year 2022 are to be provided no later than April 30, 2023;
●	the maturity date is extended from July 31, 2024 to December 31, 2025;
●	a change in the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”); and
●	loans under the Revolver bear interest at a rate equal to either a term SOFR rate plus a margin ranging from 3.00% to 4.00% or a U.S. base rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company.

11.          Segment Information

The Company operates in a single industry as a corporation engaged in the acquisition, exploration and development of primarily silver mineral interests. The Company has mineral property interests in Mexico. The Company’s reportable segments are based on the Company’s mineral interests and management structure and include Mexico and Corporate segments. The Mexico segment engages in the exploration, development and operation of the Company’s Mexican mineral properties and includes the Company’s investment in the LGJV. Financial information relating to the Company’s segments is as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$110	$—	$110	$224	$—	$224
General and administrative	609	6,168	6,777	154	4,699	4,853
Amortization	—	44	44	—	7	7
Arrangement fees	—	—	—	—	506	506
Equity (income) loss in affiliates	(24,614)	—	(24,614)	(2,701)	—	(2,701)
Net other (income) expense	2	(1,148)	(1,146)	14	(1,283)	(1,269)
Total assets	$98,788	$289,822	$388,610	$42,197	$223,483	$265,680

12.         Investment in Affiliate

During the three months ended March 31, 2022 and 2021, the Company recognized $24,614 and $2,701 of income, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results. The equity income in affiliates includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized as the LGJV Entities’ proven and probable reserves are processed.

The Company provided an updated technical report compliant with Regulation S-K subpart 1300 (the “Los Gatos Technical Report”) dated November 10, 2022. The Los Gatos Technical Report indicated a significant decrease in the mineral reserve and mineral resource from the previously issued technical report in 2020. The Company considered this reduction in the mineral reserve and mineral resources as an indicator of a possible other-than-temporary impairment and as a result compared the carrying value of the LGJV on December 31, 2021 to the fair value of the LGJV.

The fair value of the LGJV was estimated based on the net present value of the expected cash flows to be generated by the LGJV on 70% basis. The discount rate used was 5.00%. The fair value of the investment in the LGJV was estimated to be $355,310 and the carrying value at December 31, 2021 was $406,874. Since the carrying value exceeded the fair value, an impairment charge of $51,564 was recorded during the fourth quarter of 2021. See Note 8 - Fair Value Measurements for additional detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment.

For the year ended December 31, 2021, the Company contributed $260,039 to the LGJV to repurchase 18.5% of the ownership of the LGJV, to retire the WCF and the Term Loan and in support of exploration activities.

The LGJV Entities combined balance sheets as of March 31, 2022, and December 31, 2021, and the combined statements of income for the three months ended March 31, 2022 and 2021, are as follows:

LOS GATOS JOINT VENTURE

COMBINED BALANCESHEETS (UNAUDITED)

(in thousands)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$41,231	$20,280
Receivables	19,396	11,263
Inventories	12,156	11,062
VAT receivable	31,845	46,242
Other current assets	9,434	4,515
Total current assets	114,062	93,362
Non‑Current Assets
Mine development, net	232,950	229,076
Property, plant and equipment, net	192,940	190,896
Net deferred tax assets	21,623	9,226
Total non‑current assets	447,513	429,198

Total Assets	$561,575	$522,560

LIABILITIES AND OWNERS' CAPITAL

Current Liabilities
Accounts payable and accrued liabilities	$35,854	$33,179
Related party payable	632	1,609
Accrued interest	27	51
Income taxes	9,965	6,315
Equipment loans	3,855	5,534
Unearned Revenue	—	1,714
Total current liabilities	50,333	48,402

Non‑Current Liabilities
Equipment loans	204	478
Lease liability	313	—
Reclamation obligations	14,982	14,706
Total non‑current liabilities	15,499	15,184

Owners' Capital
Capital contributions	540,638	540,638
Paid‑in capital	18,219	18,370
Accumulated deficit	(63,114)	(100,034)
Total owners' capital	495,743	458,974
Total Liabilities and Owners' Capital	$561,575	$522,560

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$87,608	$46,330

Expenses
Cost of sales	25,088	19,805
Royalties	1,494	884
Exploration	2,121	649
General and administrative	2,820	3,246
Depreciation, depletion and amortization	16,342	10,949
Total operating expenses	47,865	35,533
Other expense
Interest expense	91	2,117
Accretion expense	276	228
Other income	(1,339)	(30)
Foreign exchange (gain) loss	(691)	1,630
Total other (income) expense	(1,663)	3,945

Income before income and mining taxes	41,406	6,852

Income and mining tax expense	(4,486)	—

Net income	$36,920	$6,852

13.         Subsequent Events

On March 17, 2022, we entered into a definitive agreement with Dowa to build and operate a leaching plant to reduce fluorine levels in zinc concentrates produced at CLG at an expected construction cost of $6,000. As part of the agreement, the initial payment of the $20,000 due to Dowa under the partner’s priority distribution agreement was reduced to $10,300. The reduced priority dividend amount reflects a portion of both the construction and future estimated operating costs of the leaching plant and is dependent on the successful construction and operation of the leaching plant. Should the leaching plant construction not be completed, or the leaching plant not operate according to certain parameters during the first five years, portions of the $9,700 reduction could be reinstated.

In April 2022, the LGJV paid its first dividend of $20,000 to its partners. The Company’s share of the first dividend was $14,000, before withholding taxes of $700. A payment of $7,365 was subsequently made to Dowa to cover the full amount of the reduced initial priority distribution due, for a net dividend received of $5,935.

In July 2022 and November 2022, the LGJV paid additional dividends in the amount of $15,000 and $20,000, respectively, to its partners. The Company’s share, after withholding taxes of $525 and $700, respectively, was $9,975 and $13,300, respectively, for the July 2022 and November 2022 dividend payments.

On December 19, 2022, the Company entered into an amended and restated Credit Facility with BMO extending the maturity date and re-establishing a credit limit of $50,000, with an accordion feature, as further described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company’s consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Report”) and the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 20, 2023.

Forward-Looking Statements

This Report contains statements that constitute “forward looking information” and “forward-looking statements” within the meaning of U.S. and Canadian securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “may,” “might,” “could,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include, but are not limited to, the following:

●	estimates of future mineral production and sales;
●	estimates of future production costs, other expenses and taxes for specific operations and on a consolidated basis;
●	estimates of future cash flows and the sensitivity of cash flows to gold, copper, silver, lead, zinc and other metal prices;
●	estimates of future capital expenditures, construction, production or closure activities and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding or timing thereof;
●	estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates;
●	estimates of mineral reserves and mineral resources statements regarding future exploration results and mineral reserve and mineral resource replacement and the sensitivity of mineral reserves to metal price changes;
●	statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future debt repayments;
●	statements regarding future dividends and returns to shareholders;
●	estimates regarding future exploration expenditures, programs and discoveries;
●	statements regarding fluctuations in financial and currency markets;
●	estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;
●	expectations regarding statements regarding future transactions, including, without limitation, statements related to future acquisitions and projected benefits, synergies and costs associated with acquisitions and related matters;
●	expectations of future equity and enterprise value;
●	expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;
●	statements regarding future hedge and derivative positions or modifications thereto;
●	statements regarding local, community, political, economic or governmental conditions and environments;

●	statements and expectations regarding the impacts of COVID-19 and variants thereof and other health and safety conditions;
●	statements regarding the impacts of changes in the legal and regulatory environment in which we operate, including, without limitation, relating to regional, national, domestic and foreign laws;
●	statements regarding climate strategy and expectations regarding greenhouse gas emission targets and related operating costs and capital expenditures;
●	statements regarding expected changes in the tax regimes in which we operate, including, without limitation, estimates of future tax rates and estimates of the impacts to income tax expense, valuation of deferred tax assets and liabilities, and other financial impacts;
●	estimates of income taxes and expectations relating to tax contingencies or tax audits;
●	estimates of future costs, accruals for reclamation costs and other liabilities for certain environmental matters, including without limitation, in connection with water treatment and tailings management;
●	statements relating to potential impairments, revisions or write-offs, including without limitation, the result of fluctuation in metal prices, unexpected production or capital costs, or unrealized mineral reserve potential;
●	estimates of pension and other post-retirement costs;
●	statements regarding estimates of timing of adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements;
●	estimates of future cost reductions, synergies, savings and efficiencies in connection with full potential programs and initiatives; and
●	expectations regarding future exploration and the development, growth and potential of operations, projects and investments, including in respect of the CLG and the LGD.

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

All forward-looking statements speak only as of the date on which they are made. These statements are not a guarantee of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. Such factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Report and those described from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”), including, but not limited to, our 2021 10-K. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. Undue reliance should not be placed on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, except as required by law. Certain forward-looking statements are based on assumptions, qualifications and procedures which are set out only in the Los Gatos Technical Report. For a complete description of assumptions, qualifications and procedures associated with such information, reference should be made to the full text of the Los Gatos Technical Report.

Overview

We are a Canadian headquartered, Delaware incorporated precious metals exploration, development and production company with the objective of becoming a leading silver producer. Our primary efforts are focused on the operation of the LGJV in Chihuahua, Mexico. The LGJV was formed on January 1, 2015, when we entered into the Unanimous Omnibus Partner Agreement with Dowa to further explore, and potentially develop and operate mining properties within the LGD. The LGJV Entities own certain surface and mineral rights associated with the LGD. The LGJV ownership is currently 70% Gatos Silver and 30% Dowa. On September 1, 2019, the LGJV commenced commercial production at CLG, which produces a silver containing lead concentrate and zinc concentrate. We are currently focused on the production and continued development of the CLG and the further exploration and development of the LGD.

First Quarter 2022 Highlights

Gatos Silver

●	The Company recorded net income of $18.8 million in Q1 2022 compared to a net loss of $1.6 million in Q1 2021 primarily due to $21.9 million increase in equity income from the LGJV;
●	On January 25, 2022, the Company announced that, during our mineral resource and mineral reserve update process for the LGJV, we concluded that there were errors in the technical report for the CLG with an effective date of July 1, 2020, as well as indications that there may be an overestimation in the resource model. The Company provided an updated technical report (the Los Gatos Technical Report) dated November 10, 2022; and
●	The cash balance at March 31, 2022 was $5.3 million compared to $6.6 million at December 31, 2021, and access to the Credit Facility was maintained albeit at a reduced level. On December 19, 2022, the Credit Facility was extended and the availability under the Credit Facility has been restored.

LGJV

Operational highlights

●	The processing plant processed an average of 2,611 tonnes per day during the quarter, 4% greater than nameplate design capacity, while continuing to rapidly respond to threats from the COVID-19 pandemic through effective operational plans and procedures to protect our workforce;
●	Silver production was 2.4 million ounces in Q1 2022, a 60% increase over the 1.5 million ounces of silver produced in Q1 2021.The bulk of production for the quarter was sourced from the Central Zone, with higher productivity long hole production from this area which was originally designed for cut and fill mining methods;
●	Metal recoveries at the LGJV exceeded design rates for payable metals with silver recovery averaging 89.7%, zinc recovery averaging 64.3% and lead recovery averaging 89.2%;
●	The LGJV made significant progress on key infrastructure projects, including the installation of underground dewatering equipment, the construction of the paste plant and the construction of the tailings dam raise. These projects are designed to support increased productivity and reduce unit costs, and were subsequently completed;
●	The Company signed an agreement with Dowa for the LGJV to construct a leach plant that will reduce the fluorine content of zinc concentrates. The agreement allowed for a reduction in the initial priority dividend payable to Dowa by the LGJV as a mechanism for Dowa to cover a higher proportion of the construction and operating costs for the leach plant; and
●	During the quarter, the LGJV reached an agreement with a Mexican energy supplier to provide 100% of CLG’s electrical power requirements from renewable energy sources. This agreement allows CLG to significantly reduce its dependency on fossil fuels, resulting in a material reduction to CLG’s carbon footprint.

Financial highlights

●	Revenues of $87.6 million increased 89% in Q1 2022 compared to the same period in 2021, primarily due the increase in metal production and higher realized metal prices;
●	Cost of sales totaled $25.1 million in Q1 2022, 27% higher than Q1 2021, primarily due to increased production. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 37% and 96% respectively, to $9.51 and $0.42, respectively, for the quarter ended March 31, 2022;
●	Co-product all-in sustaining cost per ounce of payable silver equivalent and by-product all-in sustaining cost per ounce of payable silver decreased by 32% and 57% respectively, to $14.43 and $8.46, respectively, for the quarter ended March 31, 2022; and
●	LGJV net income totaled $36.9 million for Q1 2022 compared to $6.9 million in Q1 2021.

Results of Operations

Results of operations Gatos Silver

The following table presents selected financial information for the three months ended March 31, 2022 (“Q1 2022”) and 2021 (“Q1 2021”). In accordance with generally accepted accounting principles in the United States (‘‘U.S. GAAP’’), these financial results represent the consolidated results of operations of our Company and its subsidiaries (in thousands).

	Three Months Ended
	March 31,
	2022	2021
Expenses
Exploration	$110	$224
General and administrative	6,777	4,853
Amortization	44	7
Total expenses	6,931	5,084

Other income (expense)
Equity income in affiliates	24,614	2,701
Arrangement fees	—	(506)
Other income	1,146	1,269
Net other income	25,760	3,464
Net income (loss)	$18,829	$(1,620)

Net income (loss) per share:
Basic	$0.27	$(0.03)
Diluted	$0.27	$(0.03)

Gatos Silver

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

General and administrative expenses

During the three months ended March 31, 2022, we incurred general and administration expense of $6.8 million compared to $4.9 million for the three months ended March 31, 2021. The $1.9 million increase is due to higher legal fees of $1.0 million attributable to legal consultation regarding the mineral resource and mineral reserve errors in the July 2020 technical report for CLG, higher consulting fees of $0.4 million and higher compensation expense of $0.3 million incurred in Q1 2022.

Equity income in affiliates

The increase in equity income resulted primarily from the LGJV recording net income of $36.9 million in Q1 2022 compared to $6.9 million in Q1 2021. The increase in net income at the LGJV was primarily due to the increase sales volumes and higher realized metals prices for Q1 2022 compared to Q1 2021. See “Results of operations LGJV” below.

Net income (loss)

For the quarter ended March 31, 2022, we recorded net income of $18.8 million, or $0.27 per diluted share, compared to a net loss of $1.6 million, or $0.03 per diluted share, for the quarter ended March 31, 2021, mainly due to the increase in equity income in affiliates as described above.

Results of operations LGJV

The following table presents operational information of the LGJV for the three months ended March 31, 2022 and 2021 and select financial information of the LGJV for the three months ended March 31, 2022 and 2021. The financial and operational information of the LGJV and CLG is shown on a 100% basis.

	For the three months ended
	March 31,
Financial	2022	2021
Amounts in thousands
Revenue	$87,608	$46,330
Cost of sales	25,088	19,805
Royalties	1,494	884
Exploration	2,121	649
General and administrative	2,820	3,246
Depreciation, depletion and amortization	16,342	10,949
Other (income) expense	(1,663)	3,945
Income and mining tax expense	4,486	—
Net income	36,920	6,852
Sustaining capital	$17,773	$12,216

	For the three months ended
	March 31,
Operating Results	2022	2021
Tonnes milled (dmt)	234,985	203,479
Tonnes milled per day (dmt)	2,611	2,261
Average Grades
Silver grade (g/t)	353	261
Zinc grade (%)	4.13	3.26
Lead grade (%)	2.22	2.01
Gold grade (g/t)	0.30	0.32
Contained Metal
Silver ounces (millions)	2.4	1.5
Zinc pounds – in zinc conc. (millions)	13.8	8.7
Lead pounds – in lead conc. (millions)	10.3	7.6
Gold ounces – in lead conc. (thousands)	1.3	1.2
Recoveries[1]
Silver – in both lead and zinc concentrates	89.7%	85.5%
Zinc – in zinc concentrate	64.3%	59.4%
Lead – in lead concentrate	89.2%	84.5%
Gold – in lead concentrate	57.1%	56.5%
Average realized price per silver ounce[2]	$23.84	$24.15
Average realized price per zinc pound[2]	$1.74	$1.16
Average realized price per lead pound[2]	$1.09	$0.93
Average realized price per gold ounce[2]	$1,870	$1,812
Co-product cash cost per ounce of payable silver equivalent[3]	$9.51	$15.21
By-product cash cost per ounce of payable silver[3]	$0.42	$10.44
Co-product AISC per ounce of payable silver equivalent[3]	$14.43	$21.29
By-product AISC per ounce of payable silver[3]	$8.46	$19.76
(1)	Recoveries are reported for payable metals in the identified concentrate. Recoveries reported previously were based on total metal in both concentrates.
(2)	Realized prices include the impact of final settlement adjustments from sales.
(3)	See “Non-GAAP Financial Measures” below.

LGJV

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue

The LGJV’s concentrate sales for the three months ended March 31, 2022 and 2021, are summarized below (in thousands):

	Three Months Ended March 31,
	2022	2021
Lead concentrate revenue	$60,082	$41,549
Zinc concentrate revenue	27,228	11,934
Treatment and refining charges	(4,964)	(6,722)
Subtotal	82,346	46,761
Provisional revenue adjustments	5,262	(431)
Revenue	$87,608	$46,330

Revenue increased by 89% in Q1 2022 compared to Q1 2021, primarily as a result of an increase in concentrate sales and realized metal prices in Q1 2022. The increase in concentrate sales were primarily due to higher zinc and lead concentrate production of 59% and 36%, respectively, and higher realized zinc and lead prices of 50% and 17%, respectively. In addition, silver, zinc and lead ore grades processed increased 35%, 27% and 10%, respectively. Provisional revenue represents potential future settlement adjustments based on commodity price fluctuations in concentrate sales volumes still subject to final settlement. Provisional revenue increased period over period primarily due to increases in actual and forward metals prices from the beginning of Q1 2022 to the end of Q1 2022. At the end of Q1 2021, lead prices decreased from the beginning of the period partially offset by a slight increase in silver prices over this period.

Cost of sales

Cost of sales increased by 27% primarily as a result of the increase in production and higher input costs and to a lesser extent higher input costs due to inflation. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 37% and 96% respectively, to $9.51 and $0.42, respectively, for the quarter ended March 31, 2022, primarily attributable to higher metal production during Q1 2022.

Royalties

Royalty expense increased by $0.6 million in Q1 2022 due to increased revenue resulting primarily from the increase in metal prices and increase in sales volumes during Q1 2022.

Exploration

Exploration expense increased by $1.5 million in Q1 2022 mainly due to additional drilling for CLG, Esther and the Los Gatos District exploration targets.

General and Administrative

General and administrative expense for Q1 2022 was 13% lower as compared to Q1 2021 primarily due to reduced COVID-19 related costs.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by approximately 49% quarter over quarter primarily as a result of an increase in tonnes mined and also due to the decrease in the mineral reserve and the shorter mine life based on the Los Gatos Technical Report dated November 10, 2022. The lower mineral reserve tonnes and shorter life-of-mine reduced the basis for the depreciation and as a result increased the depreciation, depletion, and amortization expense incurred in Q1 2022.

Other (income) expense

Other (income) expense changed primarily due to a 96% decrease in interest expense due to lower interest rates, lower borrowings and lower arrangement fees incurred during Q1 2022 compared to Q1 2021 as a result of the retirement of the WCF and the Term Loan in March 2021 and July 2021, respectively.

Net income

In Q1 2022, the LGJV had net income of $36.9 million compared to $6.9 million for Q1 2021. The change in net income was primarily due to the significant increase in revenue driven by the strong improvement in sales volumes and metals prices during period, partially offset by an increase in cost of sales, royalties, depreciation, depletion and amortization and income and mining tax expense. In addition, interest expense decreased 96% due to lower borrowings and lower arrangement fees resulting from the retirement of the WCF and Term Loan.

Sustaining capital

In Q1 2022 the sustaining capital expenditures primarily consisted of $7.2 million on mine development, $5.3 million on the construction of the paste-fill plant, $3.3 million on the construction of the raise of the tailings storage facility, $1.1 million on underground power distribution infrastructure and $0.6 million on the construction of a ventilation raise. During Q1 2021 major sustaining capital expenditures included $6.4 million on mine development, $2.0 million on the processing plant and on the construction of a raise of the tailings storage facility, $1.1 million for the purchase of mining equipment, and $0.9 million on the drilling of dewatering wells.

Cash Flows

Gatos Silver

The following table presents our cash flows for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net cash provided by (used by)
Operating activities	$(1,332)	$(6,589)
Investing activities	—	(113,823)
Financing activities	—	1,297
Total change in cash	$(1,332)	$(119,115)
Cash and cash equivalents, beginning of period	$6,616	$150,146
Cash and cash equivalents, end of period	$5,284	$31,031

The cash balance at March 31, 2022 decreased to $5.3 million compared to $31.0 million at March 31, 2021. Subsequent to Q1 2022, the Company received $5.9 million, $10.0 million and $13.3 million, respectively, for the April 2022, July 2022 and November 2022 dividend payments from the LGJV.

Cash used by operating activities was $1.3 million and $6.6 million for the three months ended March 31, 2022 and 2021, respectively. The $5.3 million decrease in cash usage was primarily due to favorable working capital changes from operations.

Cash used by investing activities was nil and $113.8 million for the three months ended March 31, 2022 and 2021, respectively. Cash used for the three months ended March 31, 2021, was primarily due to the $71.6 million acquisition of the 18.5% interest in the LGJV from Dowa and the $42.0 million pro-rata capital contribution to the LGJV for the extinguishment of the WCF in March 2021.

Cash provided by financing activities was nil and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. Cash provided for the three months ended March 31, 2021, primarily related to the $1.6 million in proceeds from the issuance of common stock from the exercise of stock options.

LGJV

The following table presents summarized information relating to the LGJV’s cash flows for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash provided by (used by)
Operating activities	$42,054	$23,335
Investing activities	(19,166)	(17,596)
Financing activities	(1,937)	(1,974)
Total change in cash	$20,951	$3,765
Cash and cash equivalents, beginning of period	$20,280	$1,676
Cash and cash equivalents, end of period	$41,231	$5,441

The LGJV cash balance at March 31, 2022 was $41.2 million compared to $5.4 million at March 31, 2021. Subsequent to Q1 2022, the LGJV paid dividends of $20.0 million, $15.0 million, and $20.0 million to its partners in April 2022, July 2022, and November 2022.

Cash provided by operating activities was $42.1 million and $23.3 million for the three months ended March 31, 2022 and 2021, respectively. The $18.7 million increase in cash provided by operating activities was primarily due to the increase in revenue due to higher metals prices and sales volumes for the quarter ended March 31, 2022, compared to the prior year period, partially offset by increased income taxes, receivables from customers and other favorable working capital changes.

Cash used by investing activities was $19.2 million and $17.6 million for the three months ended March 31, 2022 and 2021, respectively. The $1.6 million increase in cash used was primarily due to $5.7 million of higher expenditures for property, plant and equipment, primarily related to construction of the paste plant, partially offset by $4.0 million of lower mine development expenditures.

Cash used by financing activities was consistent quarter over quarter due to similar equipment loan payments.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $5.3 million and $6.6 million, respectively. The decrease in cash and cash equivalents was primarily due to corporate operating costs partially offset by cash received from the LGJV for management and administrative services.

On July 12, 2021, the Company entered into the Credit Facility that provides for a $50 million revolving line of credit and has an accordion feature, which allows for an increase in the total line of credit up to $100 million (reduced to $75 million per the December 19, 2022 amendment), subject to certain conditions. As of March 31, 2022, $13.0 million was outstanding under the Credit Facility. As of the date of this report, the balance outstanding on the Credit Facility is $9.0 million, following a $4.0 million principal repayment in December 2022.

On February 28, 2023, the Company’s cash and cash equivalents were $15.6 million and we had $41.0 million available to be drawn under the Credit Facility. The LGJV had cash and cash equivalents of $55.5 million at February 28, 2023. We believe we have sufficient cash and access to borrowings and other resources to carry out our business plans for at least the next 12 months. We may decide to increase our current financial resources with external financings if our long-term business needs require us to do so however there can be no assurance that the financing will be available to us on acceptable terms, or at all. We manage liquidity risk through the Credit Facility and the management of our capital structure.

Contractual Obligations

There have been no material changes from the contractual obligations described in our 2021 10-K.

Critical Accounting Policies

Please refer to Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements included in this Report and the 2021 10-K for discussion of our critical accounting policies and estimates.

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

Non-GAAP Financial Measures

We use certain measures that are not defined by GAAP to evaluate various aspects of our business. These non-GAAP financial measures are intended to provide additional information only and do not have any standardized meaning prescribed by GAAP and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP. Please see “Cash Costs and All-In Sustaining Costs” and “Reconciliation of expenses (GAAP) to non-GAAP measures” below.

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

Reconciliation of expenses (GAAP) to non-GAAP measures

The table below presents a reconciliation between the most comparable GAAP measure of the LGJV’s expenses to the non-GAAP measures of (i) cash costs, (ii) cash costs, net of by-product credits, (iii) co-product AISC and (iv) by-product AISC for our operations.

	Three Months Ended	Three Months Ended
(in thousands, except unit costs)	March 31, 2022	March 31, 2021
Cost of sales	$25,088	$19,805
Royalties	1,494	884
Exploration	2,121	649
General and administrative	2,820	3,246
Depreciation, depletion and amortization	16,342	10,949
Expenses	$47,865	$35,533
Depreciation, depletion and amortization	(16,342)	(10,949)
Exploration[1]	(2,121)	(649)
Treatment and refining charges[2]	4,964	6,635
Cash costs (A)	$34,366	$30,570
Sustaining capital	17,773	12,216
AISC (B)	$52,139	$42,786
By-product credits[3]	(33,452)	(16,879)
AISC, net of by-product credits (C)	$18,687	$25,907
Cash costs, net of by-product credits (D)	$920	$13,691

Payable ounces of silver equivalent[4] (E)	3,612	2,010
Co-product cash cost per ounce of payable silver equivalent (A/E)	$9.51	$15.21
Co-product AISC per ounce of payable silver equivalent (B/E)	$14.43	$21.29

Payable ounces of silver (F)	2,209	1,311
By-product cash cost per ounce of payable silver (D/F)	$0.42	$10.44
By-product AISC per ounce of payable silver (C/F)	$8.46	$19.76

(1) Exploration costs are not related to current operations.

(2) Represent reductions on customer invoices and are included in Sales of the LGJV combined statement of income (loss).

(3) By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period, which includes any final settlement adjustments from prior periods.

(4) Silver equivalents utilize the average realized prices during the three months ended March 31, 2022 of $23.84/oz silver, $1.74/lb zinc, $1.09/lb lead and $1,870/oz gold and the average realized prices during the three months ended March 31, 2021 of $24.15/oz silver, $1.16/lb zinc, $0.93/lb lead and $1,812/oz gold. Realized prices include the impact of final settlement adjustments from sales.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and are not required to provide disclosure pursuant to this Item.

Item 4. Controls and Procedures

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting described in the 2021 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report include, but are not limited to, any of the risks described in the 2021 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also adversely affect us. As of the date of this Report, there have been no material changes to the risk factors disclosed in the 2021 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2022, the Company did not issue any shares of its common stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended March 31, 2022, there were no purchases made by or on behalf of the Company or any affiliated purchaser of the Company’s common stock.

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

10.1.1

Revolving Credit Facility, dated July 12, 2021, between Gatos Silver, Inc. and Bank of Montreal, Chicago Branch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 12, 2021)

10.1.2

Amendment and Waiver to the Revolving Credit Agreement, dated March 7, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders, Bank of Montreal, Chicago Branch, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch, as administrative agent for and on behalf of the lenders (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed March 8, 2022)

10.1.3

Amendment No. 2 to the Revolving Credit Agreement, dated August 15, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders, Bank of Montreal, Chicago Branch, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch, as administrative agent for and on behalf of the lenders (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed October 14, 2022)

10.1.4

Wavier No. 3 to the Revolving Credit Agreement, dated October 13, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders, Bank of Montreal, Chicago Branch, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch, as administrative agent for and on behalf of the lenders (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed October 14, 2022)

10.1.5

Amended and Restated Revolving Credit Agreement, dated December 20, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch, as administrative agent, BMO Capital Markets, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 22, 2022)

10.2.1

Leaching Plant Confirmation Agreement dated March 17, 2022 among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Gatos Silver, Inc. and Dowa Metals & Mining Co., Ltd. (incorporated by reference to Exhibit 10.7.1 of the Company’s Annual Report on Form 10-K filed March 20, 2023)

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 1350 Certifications

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATOS SILVER, INC.
(Registrant)
March 30, 2023
	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer
March 30, 2023
	By:	/s/ André van Niekerk
André van Niekerk
Chief Financial Officer