Form 10-Q
period 2022-06-30
Gatos Silver, Inc.
filed 2023-03-30
CIK 1517006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GATOS SILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		June 30,	December 31,
	Notes	2022	2021
ASSETS
Current Assets
Cash and cash equivalents		$7,277	$6,616
Related party receivables	5	576	1,592
Other current assets	3	2,222	3,558
Total current assets		10,075	11,766
Non‑Current Assets
Investment in affiliates	12	374,627	355,310
Other non-current assets		48	35
Total Assets		$384,750	$367,111
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	4	$1,336	$1,406
Non-Current Liabilities
Credit Facility, net of debt issuance costs	10	12,694	12,620
Shareholders' Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,162,223 shares outstanding as of June 30, 2022 and December 31, 2021		117	117
Paid‑in capital		545,061	543,829
Accumulated deficit		(174,458)	(190,861)
Total shareholders' equity		370,720	353,085
Total Liabilities and Shareholders' Equity		$384,750	$367,111

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Notes	2022	2021	2022	2021
Expenses
Exploration		$—	$694	$110	$918
General and administrative		4,257	5,661	11,034	10,514
Amortization		44	7	88	14
Total expenses		4,301	6,362	11,232	11,446

Other income
Equity income in affiliates	12	765	18,291	25,379	20,992
Other income	5	1,110	1,562	2,256	2,325
Net other income		1,875	19,853	27,635	23,317
Net income (loss)		$(2,426)	$13,491	$16,403	$11,871
Net income (loss) per share:	7

Basic		$(0.04)	$0.23	$0.24	$0.20
Diluted		$(0.04)	$0.22	$0.24	$0.20
Weighted average shares outstanding:
Basic		69,162,223	59,534,627	69,162,223	59,427,320
Diluted		69,162,223	60,623,496	69,309,019	60,420,811

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands of United States dollars, except for share amounts)

	Number		Amount
	Common	Treasury	Common	Treasury	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2021	69,162,223	—	$117	$—	$543,829	$(190,861)	$353,085
Stock-based compensation	—	—	—	—	1,482	—	1,482
Net income	—	—	—	—	—	18,829	18,829
Balance at March 31, 2022	69,162,223	—	$117	$—	$545,311	$(172,032)	$373,396
Stock-based compensation	—	—	—	—	(250)	—	(250)
Net loss	—	—	—	—	—	(2,426)	(2,426)
Balance at June 30, 2022	69,162,223	—	$117	$—	$545,061	$(174,458)	$370,720

	Number		Amount
	Common	Treasury	Common	Treasury	Paid‑in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2020	59,183,076	144,589	$108	$(1,027)	$409,728	$(147,423)	$261,386
Stock‑based compensation	—	—	—	—	1,078	—	1,078
Issuance of common stock	182,453	—	—	—	1,559	—	1,559
DSUs converted to common stock	43,523	—	—	—	—	—	—
Other	—	—	—	—	(262)	—	(262)
Net loss	—	—	—	—	—	(1,620)	(1,620)
Balance at March 31, 2021	59,409,052	144,589	$108	$(1,027)	$412,103	$(149,043)	$262,141
Stock‑based compensation	—	—	—	—	2,490	—	2,490
Issuance of common stock	331,497	—	—	—	2,662	—	2,662
DSUs converted to common stock	33,652	—	—	—	—	—	—
Other	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	13,491	13,491
Balance at June 30, 2021	59,774,201	144,589	$108	$(1,027)	$417,248	$(135,552)	$280,777

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of United States dollars)

		Six Months Ended
		June 30,
	Notes	2022	2021
OPERATING ACTIVITIES
Net income		$16,403	$11,871
Adjustments to reconcile net income to net cash used by operating activities:
Amortization		88	14
Stock‑based compensation expense	6	1,360	3,426
Other	6	127	44
Equity income in affiliates	12	(25,379)	(20,992)
Dividends from affiliates, net of withholding taxes	12	13,300	—

Changes in operating assets and liabilities:
Receivables from related‑parties		1,016	(3,375)
Accounts payable and other accrued liabilities		(198)	(572)
Other current assets		1,336	1,689
Net cash provided by (used by) operating activities		8,053	(7,895)

INVESTING ACTIVITIES
Purchase of property, plant and equipment		(27)	—
Investment in affiliates	12	(7,365)	(116,595)
Net cash used by investing activities		(7,392)	(116,595)

FINANCING ACTIVITIES
Financing costs		—	(269)
Issuance of common stock		—	4,221
Other		—	(1)
Net cash provided by financing activities		—	3,951
Net increase (decrease) in cash and cash equivalents		661	(120,539)
Cash and cash equivalents, beginning of period		6,616	150,146
Cash and cash equivalents, end of period		7,277	29,607

Interest paid		$227	$—

Supplemental disclosure of noncash transactions:
Deferred financing costs included in accounts payable and accrued liabilities		$—	$284

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

The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which are necessary for a fair presentation for the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10- K”).

2.           Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The consolidated financial statements for the year ended December 31, 2021, disclose those accounting policies considered significant in determining results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the 2021 10-K.

Recent Accounting Pronouncements

There have been no accounting pronouncements issued or adopted during the six months ended June 30, 2022, which are expected to have a material impact on the financial statements.

3.           Other Current Assets

	June 30,	December 31,
	2022	2021
Value added tax receivable	$655	$575
Prepaid expenses	1,347	2,976
Other	220	7
Total other current assets	$2,222	$3,558

4.           Accounts Payable and Other Accrued Liabilities

	June 30,	December 31,
	2022	2021
Accounts payable	$198	$196
Accrued expenses	618	623
Accrued compensation	520	587
Total accounts payable and other current liabilities	$1,336	$1,406

5.           Related-Party Transactions

LGJV

Under the Unanimous Omnibus Partner Agreement, the Company provides certain management and administrative services to the LGJV. The Company earned $1,250 and $1,250 under this agreement for the three months ended June 30, 2022 and 2021, respectively, and during the six months ended June 30, 2022 and 2021, the Company earned $2,500 and $2,500, respectively. The income from these services has been recorded on the statements of operations under other income. In the June 30, 2021 unaudited financial statements filed on Form 10-Q, the management fee was presented as a reduction to general and administrative expense and is now presented in other income to be consistent with the 2021 10-K. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV. The Company received $2,917 and nil in cash from the LGJV under this agreement for the six months ended June 30, 2022 and 2021, respectively. The Company had receivables under this agreement of $417 and $833 as of June 30, 2022 and December 31, 2021, respectively.

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

Stock-Based Compensation

The Company recognized stock-based compensation expense (gain) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock Options	$(194)	$2,287	$1,254	$3,426
Performance share units	(34)	—	106	—
	$(228)	$2,287	$1,360	$3,426

Stock Option Transactions

The Company granted 100,000 stock options during the six months ended June 30, 2022, with a weighted-average grant-date fair value per share of $5.83. The Company received cash from the exercise of stock options of nil and $4,221 for the six months ended June 30, 2022 and 2021, respectively.

Total unrecognized stock-based compensation expense as of June 30, 2022, was $4,264 which is expected to be recognized over a weighted average period of 1.9 years.

Stock option activity for the six months ended June 30, 2022, is summarized in the following tables:

		Weighted‑
		Average
Employee & Director Options	Shares	Exercise Price
Outstanding at December 31, 2021	5,873,968	$13.11
Granted	100,000	$10.28
Forfeited	(3,574,391)	$13.50
Outstanding at June 30, 2022	2,399,577	$12.41
Vested at June 30, 2022	1,608,536	$12.75

		Weighted‑
		Average
LGJV Personnel Options	Shares	Exercise Price
Outstanding at December 31, 2021	32,393	$7.31
Outstanding and vested at June 30, 2022	32,393	$7.31

Performance Share Unit ("PSU") Transactions

On December 17, 2021, 119,790 PSUs were granted to the Company’s employees with a weighted average grant date fair value per share of $14.22. For the six months ended June 30, 2022, 69,860 PSUs were forfeited. At June 30, 2022, there were 49,930 PSUs outstanding. On June 30, 2022, unrecognized compensation expense related to the PSUs was $584 which is expected to be recognized over a weighted-average period of 2.5 years.

Deferred Stock Unit ("DSU") Transactions

The following table summarizes the DSU activity for the six months ended June 30, 2022:

		Weighted‑Average
		Grant Date Fair
Employee and Director DSUs	Shares	Value
Outstanding at December 31, 2021	146,796	$10.88
Outstanding at June 30, 2022	146,796	$10.88

7.           Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed similarly, except that weighted-average common shares is increased to reflect the potential dilution that would occur if stock options were exercised or PSUs and DSUs were converted into common stock. The dilutive effects are calculated using the treasury stock method.

For the three months ended June 30, 2022, the Company experienced a net loss, therefore all stock awards have been excluded from the diluted earnings per share calculation as they are anti-dilutive. For the six months ended June 30, 2022, stock options outstanding have been excluded from the dilutive earnings per common share calculation as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect. Additionally, for the six months ended June 30, 2022, all PSUs were excluded from the diluted earnings per common share calculation as the PSUs do not currently meet the criteria for issuance. For both the three and six months ended June 30, 2021, the computation of diluted earnings per common share excludes the effect of the assumed exercise of 1,391,236 stock options as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect.

A reconciliation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$(2,426)	$13,491	$16,403	$11,871

Weighted average shares:
Basic	69,162,223	59,534,627	69,162,223	59,427,320
Effect of dilutive stock options	—	876,448	—	809,749
Effect of dilutive DSUs	—	212,421	146,796	183,742
Diluted	69,162,223	60,623,496	69,309,019	60,420,811

Net income per share:
Basic	(0.04)	0.23	0.24	0.20
Diluted	(0.04)	0.22	0.24	0.20

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

The Company recorded its initial investment in affiliates at fair value within Level 3 of the fair value hierarchy, as the valuation was determined based on internally developed assumptions with few observable inputs and no market activity. For the year ended December 31, 2021, the Company recorded impairment charges associated with the investment in the LGJV and reduced the carrying amount of such the investment in affiliate to its estimated fair value.

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

Legal

On February 22, 2022, a purported Gatos stockholder filed a putative class action lawsuit in the United States District Court for the District of Colorado against the Company, certain of our former officers, and several directors. An amended complaint was filed on August 15, 2022. The amended complaint, allegedly brought on behalf of certain purchasers of Gatos common stock and certain traders of call and put options on Gatos common stock from December 9, 2020 through January 25, 2022, seeks, among other things, damages, costs, and expenses, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as well as Sections 11 and 15 of the Securities Act of 1933. The amended complaint alleges that certain individual defendants and Gatos, pursuant to the control and authority of the individual defendants, made false and misleading statements and/or omitted certain material information regarding the mineral resources and reserves at the Cerro Los Gatos mine. Gatos and all defendants filed a motion to dismiss this action on October 14, 2022.That motion was fully briefed as of December 23, 2022.

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

The Company guarantees the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements. As of June 30, 2022, the LGJV had $2,611 outstanding under the LGJV equipment loan agreements, net of unamortized debt discount of $5, with maturity dates through August 2023.

10.Debt

On July 12, 2021, the Company entered into a Revolving Credit Facility (the “Credit Facility”). The Credit Facility provides for a revolving line of credit in a principal amount of $50,000 and has an accordion feature which at the time allowed for an increase in the total line of credit up to $100,000, subject to certain conditions. Borrowings under the Credit Facility bear interest at a rate equal to either the LIBOR rate plus a margin ranging from 3.00% to 4.00% or the U.S. Base Rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company, in each case, with such margin determined in accordance with the Company’s consolidated net leverage ratio as of the end of the applicable period. The Credit Facility contains affirmative and negative covenants that are customary for credit agreements of this nature. The affirmative covenants consist of a leverage ratio, a liquidity covenant and an interest coverage ratio. The negative covenants include, among other things, limitations on asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates. Obligations under the Credit Facility may be accelerated upon the occurrence of certain customary events of default. The Company was in compliance with all covenants under the Credit Facility, as amended, as of June 30, 2022.

On July 19, 2021, the Company borrowed $13,000 under the Credit Facility at a rate of LIBOR plus 3%. Debt issuance costs of $442 were to be amortized through July 31, 2024, prior to the amended and restated Credit Facility (see terms below). The current balance outstanding on the Credit Facility is $9,000, following a $4,000 principal repayment in December 2022.

For the three and six months ended June 30, 2022, the Company recognized interest expense of $123 and $226, respectively, with an effective interest rate of 3.5% and 3.8%, respectively, which has been recorded on the statements of operations under other income, and $37 and $74, respectively, for amortization of debt issuance costs. The Company paid interest of $125 and $227 for the three and six months ended June 30, 2022.

On March 7, 2022, the Company amended the Credit Facility with the lender, Bank of Montreal (“BMO”), to address potential loan covenant deficiencies. The amendment included the following revisions:

●	audited financial statements were to be provided prior to November 15, 2022;
●	the credit limit was reduced to $30,000, until the Company delivered a new LOM CLG financial model with updated mineral reserves;
●	upon assessment of the new CLG financial model, BMO, in its sole discretion, could increase the credit limit up to the original $50,000;
●	requirement to provide updated financial projections for the CLG by September 30, 2022. The financial projections were provided by the required date and it was used as the basis for the amendment entered into on December 19, 2022 discussed below; and

●	waivers of certain defaults, events of default, representations and warranties and covenants arising out of the facts that led to the potential reduction in metal content of the Company’s previously stated mineral reserve figures.

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

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$—	$—	$—	$694	$—	$694
General and administrative	780	3,477	4,257	178	5,483	5,661
Amortization	1	43	44	—	7	7
Equity (income) in affiliates	(765)	—	(765)	(18,291)	—	(18,291)
Net other (income) expense	12	(1,122)	(1,110)	5	(1,567)	(1,562)
Total assets	$100,750	$284,000	$384,750	$59,679	$224,879	$284,558

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$110	$—	$110	$918	$—	$918
General and administrative	1,389	9,645	11,034	332	10,182	10,514
Amortization	1	87	88	—	14	14
Equity (income) in affiliates	(25,379)	—	(25,379)	(20,992)	—	(20,992)
Net other (income) expense	14	(2,270)	(2,256)	19	(2,344)	(2,325)
Total assets	$100,750	$284,000	$384,750	$59,679	$224,879	$284,558

12.         Investment in Affiliate

During the three months ended June 30, 2022 and 2021, the Company recognized $765 and $18,291 of income, respectively, and during the six months ended June 30, 2022 and 2021, the Company recognized $25,379 and $20,992 of income, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results. The equity income or loss in affiliate includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized as the LGJV Entities’ proven and probable reserves are processed.

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

The LGJV Entities combined balance sheets as of June 30, 2022, and December 31, 2021, and the combined statements of income for the three and six months ended June 30, 2022 and 2021, are as follows:

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$40,324	$20,280
Receivables	9,297	11,263
Inventories	11,493	11,062
VAT receivable	25,384	46,242
Other current assets	14,038	4,515
Total current assets	100,536	93,362
Non‑Current Assets
Mine development, net	232,754	229,076
Property, plant and equipment, net	191,960	190,896
Net deferred tax assets	16,110	9,226
Total non‑current assets	440,824	429,198

Total Assets	$541,360	$522,560

LIABILITIES AND OWNERS' CAPITAL

Current Liabilities
Accounts payable and accrued liabilities	$43,403	$33,179
Related party payable	594	1,609
Accrued interest	21	51
Income taxes	—	6,315
Equipment loans	2,584	5,534
Unearned Revenue	—	1,714
Total current liabilities	46,602	48,402

Non‑Current Liabilities
Equipment loans	27	478
Lease liability	299	—
Reclamation obligations	15,257	14,706
Total non‑current liabilities	15,583	15,184

Owners' Capital
Capital contributions	540,638	540,638
Paid‑in capital	18,188	18,370
Accumulated deficit	(79,651)	(100,034)
Total owners' capital	479,175	458,974
Total Liabilities and Owners' Capital	$541,360	$522,560

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$57,196	$75,005	$144,804	$121,335

Expenses
Cost of sales	27,837	24,096	52,925	43,901
Royalties	918	1,415	2,412	2,299
Exploration	2,233	1,261	4,354	1,910
General and administrative	3,595	2,833	6,415	6,079
Depreciation, depletion and amortization	16,055	12,705	32,397	23,654
Total operating expenses	50,638	42,310	98,503	77,843

Other (income) expense
Interest expense	174	2,356	265	4,473
Arrangement fee	—	2,090	—	2,090
Accretion expense	275	228	551	456
Other (income) expense	—	11	(1,339)	(19)
Foreign exchange (gain) loss	957	(1,335)	266	295
Total other (income) expense	1,406	3,350	(257)	7,295

Income before income and mining taxes	5,152	29,345	46,558	36,197

Income and mining tax expense	(1,688)	—	(6,174)	—

Net income	$3,464	$29,345	$40,384	$36,197

13.         Subsequent Events

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

Forward-Looking Statements

This Report contains statements that constitute “forward looking information” and “forward-looking statements” within the meaning of U.S. and Canadian securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “may,” “might,” “could,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include, but are not limited to, the following:

●	estimates of future mineral production and sales;
●	estimates of future production costs, other expenses and taxes for specific operations and on a consolidated basis;
●	estimates of future cash flows and the sensitivity of cash flows to gold, copper, silver, lead, zinc and other metal prices;
●	estimates of future capital expenditures, construction, production or closure activities and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding or timing thereof;
●	estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates;
●	estimates of mineral reserves and mineral resources statements regarding future exploration results and mineral reserve and mineral resource replacement and the sensitivity of mineral reserves to metal price changes;
●	statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future debt repayments;
●	statements regarding future dividends and returns to shareholders;
●	estimates regarding future exploration expenditures, programs and discoveries;
●	statements regarding fluctuations in financial and currency markets;
●	estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;
●	expectations regarding statements regarding future transactions, including, without limitation, statements related to future acquisitions and projected benefits, synergies and costs associated with acquisitions and related matters;
●	expectations of future equity and enterprise value;
●	expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;
●	statements regarding future hedge and derivative positions or modifications thereto;
●	statements regarding local, community, political, economic or governmental conditions and environments;

●	statements regarding the outcome of any legal, regulatory or judicial proceeding;
●	statements and expectations regarding the impacts of COVID-19 and variants thereof and other health and safety conditions;
●	statements regarding the impacts of changes in the legal and regulatory environment in which we operate, including, without limitation, relating to regional, national, domestic and foreign laws;
●	statements regarding climate strategy and expectations regarding greenhouse gas emission targets and related operating costs and capital expenditures;
●	statements regarding expected changes in the tax regimes in which we operate, including, without limitation, estimates of future tax rates and estimates of the impacts to income tax expense, valuation of deferred tax assets and liabilities, and other financial impacts;
●	estimates of income taxes and expectations relating to tax contingencies or tax audits;
●	estimates of future costs, accruals for reclamation costs and other liabilities for certain environmental matters, including without limitation, in connection with water treatment and tailings management;
●	statements relating to potential impairments, revisions or write-offs, including without limitation, the result of fluctuation in metal prices, unexpected production or capital costs, or unrealized mineral reserve potential;
●	estimates of pension and other post-retirement costs;
●	statements regarding estimates of timing of adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements;
●	estimates of future cost reductions, synergies, savings and efficiencies in connection with full potential programs and initiatives; and
●	expectations regarding future exploration and the development, growth and potential of operations, projects and investments, including in respect of the CLG and the LGD.

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

Second Quarter and First Half 2022 Highlights

Gatos Silver

Second Quarter and First Half 2022

●	The Company recorded a net loss of $2.4 million for the three months ended June 30, 2022, compared to $13.5 million of net income in the same period of the prior year as a result of lower equity income from affiliates earned during the second quarter of 2022;
●	The Company recorded net income of $16.4 million for the six months ended June 30, 2022 compared to a net income of $11.9 million for the six months ended June 30, 2021 primarily due to $4.5 million increase in equity income from the LGJV; and
●	The cash balance at June 30, 2022 was $7.3 million compared to $6.6 million at December 31, 2021, and access to the Credit Facility was maintained albeit at a reduced level. On December 19, 2022, the Credit Facility was extended and the full $50 million availability under the Credit Facility has been restored of which $9 million is currently drawn.

LGJV

Operational highlights

Second Quarter 2022

●	Silver production was 2.3 million ounces for the three months ended June 30, 2022, an 8% increase over the 2.1 million ounces of silver produced for the three months ended June 30, 2021 primarily as a result of higher ore grades. The majority of production for the quarter was sourced from the Central Zone with the remainder from the Northwest Zone and the initial development into the Southeast Upper Zone;
●	The processing plant processed 211,350 tonnes, a decrease of 8% compared to the second quarter of 2021, as a result of a temporary blasting suspension in the mine that impacted ore production for over two weeks starting in late April. Milling operations were suspended for 11 operating days due to the blasting suspension. The mill averaged 2,323 tonnes per day during the quarter. Excluding the suspension time, the mill averaged 2,642 tonnes per day during the quarter;
●	Metal recoveries exceeded design rates for payable metals with silver recovery averaging 90.4%, zinc recovery averaging 66.4% and lead recovery averaging 90.5%; and
●	Construction progress on key infrastructure projects continued, including the installation of underground dewatering equipment, the paste plant and a tailings dam raise. These projects are expected to support increased productivity and to help reduce unit operating costs. The tailings dam raise and the paste plant were subsequently completed in the fourth quarter of 2022.

First Half 2022

●	CLG achieved record production of 4.7 million ounces of silver, 22.0 million pounds of lead and 29.3 million pounds of zinc for the six months ended June 30, 2022;

●	The processing plant processed 446,335 tonnes, an increase of 2% compared to the first half of 2021, as a result of a increased throughput rates partially offset by the temporary blasting suspension in the mine that impacted ore production for over two weeks starting in late April; and
●	Metal recoveries exceeded design rates for payable metals with silver recovery averaging 90.1%, zinc recovery averaging 65.4% and lead recovery averaging 89.9%.

Financial highlights

Second Quarter 2022

●	Revenue of $57.2 million decreased 24% for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to the mark-to-market adjustment of provisional revenue as a result of the decrease in commodity prices during the second quarter of 2022;
●	Cost of sales totaled $27.8 million for the three months ended June 30, 2022, 16% higher compared to the same period in 2021, primarily as a result of increased operational costs primarily as a result of increased production, and increased equipment maintenance costs, cost of materials & supplies and higher power cost. Compared to the three months ended June 30, 2021, co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 19% and 103% respectively, to $9.36 and ($0.10), respectively, for the three months ended June 30, 2022;
●	Compared to the three months ended June 30, 2021, co-product all-in sustaining cost per ounce of payable silver equivalent and by-product all-in sustaining cost per ounce of payable silver decreased by 15% and 18% respectively, to $14.94 and $10.41, respectively, for the three months ended June 30, 2022;
●	LGJV net income totaled $3.5 million the three months ended June 30, 2022 compared to $29.3 million in the same period in 2021. The 88% decrease in net income is primarily due to mark-to-market provisional revenue adjustments and higher costs of sales and depreciation, depletion and amortization incurred for the three months ended June 30, 2022; and
●	The LGJV declared and paid its first dividend of $20 million in April 2022. This dividend paid the initial priority dividend due to Dowa. The dividend was paid to each partner on a pro rata basis net of withholding taxes.

First Half 2022

●	Revenue of $144.8 million increased 19% for the six months ended June 30, 2022 compared to the same period in 2021 primarily due the increase in metal grades and higher realized metal prices;
●	Cost of sales totaled $52.9 million for the six months ended June 30, 2022, 21% higher compared to the same period in 2021, primarily due to increased production and sales volumes. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 27% and 97% respectively, to $9.54 and $0.16, respectively, for the six months ended June 30, 2022;
●	Co-product all-in sustaining cost per ounce of payable silver equivalent and by-product all-in sustaining cost per ounce of payable silver decreased by 23% and 41% respectively, to $14.86 and $9.41, respectively, for the six months ended June 30, 2022; and
●	LGJV net income totaled $40.4 million the six months ended June 30, 2022 compared to $36.2 million in the same period in 2021.

Results of Operations

Results of operations Gatos Silver

The following table presents certain selected financial information for the three and six months ended June 30, 2022 and 2021. In accordance with generally accepted accounting principles in the United States (‘‘U.S. GAAP’’), these financial results represent the consolidated results of operations of our Company and its subsidiaries (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expenses
Exploration	$—	$694	$110	$918
General and administrative	4,257	5,661	11,034	10,514
Amortization	44	7	88	14
Total expenses	4,301	6,362	11,232	11,446

Other income
Equity income in affiliates	765	18,291	25,379	20,992
Other income	1,110	1,562	2,256	2,325
Net other income	1,875	19,853	27,635	23,317
Net income (loss)	$(2,426)	$13,491	$16,403	$11,871
Net income (loss) per share:
Basic	$(0.04)	$0.23	$0.24	$0.20
Diluted	$(0.04)	$0.22	$0.24	$0.20

Gatos Silver

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Exploration expenses

During 2022, our exploration activities were focused on the LGJV and no exploration costs were incurred for our wholly owned properties outside of the first quarter of 2022.

General and administrative expenses

During the three months ended June 30, 2022, we incurred general and administration expense of $4.3 million compared to $5.7 million for the three months ended June 30, 2021. The $1.4 million decrease is primarily due to lower share-based compensation expense.

Equity income in affiliates

The decrease in equity income resulted primarily from the LGJV recording lower net income of $3.5 million for the three months ended June 30, 2022 compared to $29.3 million for the three months ended June 30, 2021. The decrease in net income at the LGJV was primarily due to mark-to-market provisional revenue adjustments and also higher costs of sales and depreciation, depletion and amortization incurred for the three months ended June 30, 2022.

Other Income

Other income for the three months ended June 30, 2022 and 2021 consist primarily of management fees the Company received of $1.3 million for the three months ended June 30, 2022 and 2021 from the LGJV.

Net income (loss)

For the quarter ended June 30, 2022, we recorded a net loss of $2.4 million, or $0.04 per diluted share, compared to a net income of $13.5 million, or $0.22 per diluted share, for the quarter ended June 30, 2021, mainly due to the decrease in equity income in affiliates as described above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Exploration expenses

During 2022, our exploration activities were focused on the LGJV and no exploration costs were incurred for our wholly owned properties outside of the first quarter of 2022.

General and administrative expenses

During the six months ended June 30, 2022, we incurred general and administration expenses of $11.0 million, compared to $10.5 million for the six months ended June 30, 2021 primarily due to higher legal fees attributable to legal consultation regarding the mineral resource and mineral reserve errors in the July 2020 technical report for CLG.

Equity income in affiliates

The increase in equity income resulted primarily from the LGJV recording net income of $40.4 million for the six months ended June 30, 2022 compared to $36.2 million for the six months ended June 30, 2021. The increase in net income at the LGJV was primarily due to the increase in concentrate sold, higher grade and higher realized metals prices for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Other Income

Other income for the six months ended June 30, 2022 and 2021 consists primarily of management fees the Company received of $2.5 million in the first half of 2022 and 2021 from the LGJV.

Net income

For the six months ended June 30, 2022, we recorded net income of $16.4 million, or $0.24 per diluted share, compared to net income of $11.9 million, or $0.20 per diluted share, for the six months ended June 30, 2021, mainly due to the increase in equity income in affiliates as described above.

Results of operations LGJV

The following table presents operational information of the LGJV for the three and six months ended June 30, 2022 and 2021 and select financial information of the LGJV for the three and six months ended June 30, 2022 and 2021. The financial and operational information of the LGJV and CLG is shown on a 100% basis.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial	2022	2021	2022	2021
Amounts in thousands
Revenue	$57,196	$75,005	$144,804	$121,335
Cost of sales	27,837	24,096	52,925	43,901
Royalties	918	1,415	2,412	2,299
Exploration	2,223	1,261	4,354	1,910
General and administrative	3,595	2,833	6,415	6,079
Depreciation, depletion and amortization	16,055	12,705	32,397	23,654
Other (income) expense	1,406	3,350	(257)	7,295
Income and mining tax expense	(1,688)	—	(6,174)	—
Net income	3,464	29,345	40,384	36,197
Sustaining capital	$22,177	$18,431	$39,950	$30,647

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Results	2022	2021	2022	2021
Tonnes milled (dmt)	211,350	230,656	446,335	435,821
Tonnes milled per day (dmt)	2,323	2,535	2,466	2,408
Average Grades
Silver (g/t)	374	322	363	296
Zinc (%)	5.03	4.41	4.56	3.87
Lead (%)	2.79	2.51	2.49	2.28
Gold (g/t)	0.38	0.35	0.34	0.33
Contained Metal
Silver ounces (millions)	2.30	2.1	4.7	3.6
Zinc pounds - in zinc conc. (millions)	15.6	14.5	29.3	23.2
Lead pounds - in lead conc. (millions)	11.8	11.2	22.0	18.9
Gold ounces - in lead conc. (thousands)	1.3	1.5	2.6	2.6
Recoveries[1]
Silver – in both lead and zinc concentrates	90.4%	88.6%	90.1%	87.3%
Zinc - in zinc concentrate	66.4%	64.4%	65.4%	62.4%
Lead - in lead concentrate	90.5%	87.6%	89.9%	86.3%
Gold - in lead concentrate	48.9%	57.5%	52.7%	56.1%
Average realized price per silver ounce[2]	$20.05	$26.18	$22.26	$25.40
Average realized price per zinc pound[2]	$1.51	$1.33	$1.57	$1.22
Average realized price per lead pound[2]	$0.97	$1.00	$1.01	$0.96
Average realized price per gold ounce[2]	$1,862	$1,830	$1,856	$1,819
Co-product cash cost per ounce of payable silver equivalent[3]	$9.36	$11.50	$9.54	$13.15
By-product cash cost per ounce of payable silver[3]	$(0.10)	$2.87	$0.16	$6.31
Co-product AISC per ounce of payable silver equivalent[3]	$14.93	$17.65	$14.87	$19.35
By-product AISC per ounce of payable silver[3]	$10.41	$12.63	$9.41	$15.96

(1)	Recoveries are reported for payable metals in the identified concentrate. Recoveries reported previously were based on total metal in both concentrates.
(2)	Realized prices include the impact of final settlement adjustments from sales.
(3)	See “Non-GAAP Financial Measures” below.

LGJV

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue

The LGJV’s concentrate sales for the three months ended June 30, 2022 and 2021 are summarized below:

	Three Months Ended June 30,
	2022	2021
Lead concentrate revenue	$51,005	$59,378
Zinc concentrate revenue	28,750	20,476
Treatment and refining charges	(4,880)	(4,473)
Subtotal	74,875	75,381
Provisional revenue adjustments	(17,679)	(376)
Total Revenue	$57,196	$75,005

Revenue decreased by 24% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease in revenue is primarily due to provisional revenue reductions and decreased realized silver prices, partially offset by slightly higher concentrate production.

Lead revenue decreased by 14% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a 23% decrease in the realized silver price and 3% decrease in the realized lead prices partially offset by an 8% increase in lead concentrate production and higher silver and lead ore grades.

Zinc revenue increased by 40% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a 14% increase in the realized zinc price, a 7% increase in zinc concentrate production and higher silver and zinc ore grades, partially offset by a 23% decrease in the realized silver price.

Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement. Provisional revenue adjustments were lower period over period primarily due to decreases in actual and forward metals prices at the end of June 2022 as compared to the end of June 2021.

Cost of sales

Cost of sales increased by 16% primarily as a result of increased production, and increased equipment maintenance, materials & supplies and power costs. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver for the three months ended June 30, 2022 decreased by 19% and 103% respectively, to $9.36 and ($0.10), respectively, primarily due to higher metal production for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Royalties

Royalty expense decreased by $0.5 million for the three months ended June 30, 2022 compared to the same period in 2021 due to lower revenue and the reduction of the royalty percentage for the three months ended June 30, 2022 based on the terms of the royalty agreement.

General and administrative

General and administrative expense for the three months ended June 30, 2022 was $0.8 million higher as compared to the three months ended June 30, 2021 primarily due to inflation.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by approximately 26% quarter over quarter primarily as a result of an increase in tonnes mined and also due to the decrease in the mineral reserve and the shorter mine life based on the Los Gatos Technical Report dated November 10, 2022. The lower mineral reserve tonnes and shorter life-of-mine reduced the basis for the depreciation and as a result increased the depreciation, depletion, and amortization expense incurred for the three months ended June 30, 2022.

Exploration

Exploration expense for the three months ended June 30, 2022 was $0.9 million higher as compared to the three months ended June 30, 2021 primarily as a result of increased surface drilling around CLG, Esther and greenfield exploration targets. The dominant focus for drilling was at CLG aiming to convert Inferred Resources to Indicated and also to expand the Inferred Resource base, particularly in the South-East Deeps area.

Other (income) expense

Other (income) expense was lower primarily due to a 93% decrease in interest expense due to lower interest rates, lower borrowings and lower arrangement fees incurred during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as a result of the retirement of the WCF and the Term Loan in March 2021 and July 2021, respectively.

Income and mining tax expense

Income and mining tax expense for the three months ended June 30, 2022 was $1.7 million higher as compared to the three months ended June 30, 2021 as a result of increased taxable income and less available losses carried forward.

Net income

For the three months ended June 30, 2022, the LGJV had net income of $3.5 million compared to $29.3 million for the three months ended June 30, 2021. The change in net income was primarily due to the decrease in revenue driven by the mark-to-market adjustment of provisional revenue as a result of the decrease in commodity prices during the quarter, as well as an increase in cost of sales and depreciation depletion and amortization. In addition, interest expense decreased 93% due to lower borrowings and lower arrangement fees resulting from the retirement of the WCF and Term Loan.

Sustaining capital

For the three months ended June 30, 2022 sustaining capital expenditures primarily consisted of $7.3 million of mine development, $8.3 million on the construction of the paste-fill plant, $2.5 million on the construction of the raise of the tailings storage facility, $0.5 million on underground power distribution infrastructure and $0.8 million on the construction of a ventilation raise. During the three months ended June 30, 2021 major sustaining capital expenditures included $8.0 million of mine development, $2.4 million on the processing plant and tailings storage facility, $0.7 million for the construction of a ventilation raise, $0.8 million for the purchase of mining equipment, and $2.6 million on the construction of dewatering wells.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue

The LGJV’s concentrate sales for the six months ended June 30, 2022 and 2021, are summarized below, in thousands:

	Six Months Ended June 30,
	2022	2021
Lead concentrate revenue	$111,087	$100,927
Zinc concentrate revenue	55,978	32,410
Treatment and refining charges	(9,844)	(11,195)
Subtotal	157,221	122,142
Provisional revenue adjustments	(12,417)	(807)
Total Revenue	$144,804	$121,335

Revenue increased by 19% for the six months ended June 30 2022 compared to the six months ended June 30 2021, as a result of increased concentrate sales and realized lead and zinc prices in the first half of 2022 partially offset by provisional revenue reductions.

Lead concentrate revenue increased by 10% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an 17% increase in lead concentrate production, higher silver and lead ore grades and 5% increase in the realized lead prices, partially offset by an 12% decrease in the realized silver price.

Zinc concentrate revenue increased by 73% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a 29% increase in the realized zinc price and a 20% increase in zinc concentrate production, partially offset by a lower silver and zinc recoveries and a 12% decrease in the realized silver price.

Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement. Provisional revenue adjustments were lower period over period primarily due to decreases in actual and forward metals prices at the end of June 2022 as compared to the beginning of the period, compared to the end of June 2021.

Cost of sales

Cost of sales increased by 21% primarily as a result of increased production, increased equipment maintenance, materials & supplies and power costs during 2022. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 27% and 97% respectively, to $9.54 and $0.16, respectively, for the six months ended June 30, 2022 primarily due to higher metal production.

Royalties

Royalty expense increased by $0.1 million for the six months ended June 30, 2022 due to higher revenue partially offset by the reduction of the royalty percentage for the six months ended June 30, 2022 based on the terms of the royalty agreement.

General and administrative

General and administrative expense for the six months ended June 30, 2022 was 6% higher as compared to the six months ended June 30, 2021 primarily due to inflation.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by 37% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily as a result of an increase in tonnes mined and also due to the decrease in the mineral reserve and the shorter mine life based on the Los Gatos Technical Report dated November 10, 2022. The lower mineral reserve tonnes and shorter life-of-mine reduced the basis for the depreciation and as a result increased the depreciation, depletion, and amortization expense for the six months ended June 30, 2022.

Exploration

Exploration expense for the six months ended June 30, 2022 was $2.5 million higher as compared to the six months ended June 30, 2021 primarily as a result of increased surface drilling around CLG, Esther and greenfield exploration targets. The dominant focus for drilling was at CLG aiming to convert Inferred Resources to Indicated and also to expand the Inferred Resource base, particularly in the South-East Deeps area.

Other (income) expense

Other (income) expense were lower primarily due to a 94% decrease in interest expense due to lower interest rates, lower borrowings and lower arrangement fees incurred during the six months ended June 30, 2022 compared to the six months ended June 30 2021 as a result of the retirement of the WCF and the Term Loan in March 2021 and July 2021, respectively.

Income and mining tax expense

Income and mining tax expense for the six months ended June 30, 2022 was $6.2 million higher as compared to the six months ended June 30, 2021 as a result of increased taxable income and less available losses carried forward.

Net Income

For the six months ended June 30, 2022, the LGJV had net income of $40.4 million compared to $36.2 million for the six months ended June 30, 2021. The change in net income was primarily due to the increase in revenue driven by the strong improvement in production during 2022, partially offset by the mark-to-market adjustment of provisional revenue as a result of the decrease in commodity prices, an increase in cost of sales, royalties, exploration and depreciation depletion and amortization. In addition, interest expense decreased 94% due to lower borrowings and lower arrangement fees resulting from the retirement of the WCF and Term Loan.

Sustaining capital

During the six months ended June 30, 2022 sustaining capital expenditures primarily consisted of $14.5 million on mine development, $13.6 million on the construction of the paste-fill plant, $5.8 million on the construction of the raise of the tailings storage facility, $1.6 million on underground power distribution infrastructure and $1.5 million on the construction of a ventilation raise. During the six months ended June 30, 2021 major sustaining capital expenditures included $14.4 million on mine development, $4.4 million on the processing plant and tailings storage facility, $1.3 million for the construction of a ventilation raise, $2.0 million for the purchase of mining equipment and $3.4 million on the construction of dewatering wells.

Cash Flows

Gatos Silver

The following table presents our cash flows for the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Net cash provided by (used by)
Operating activities	$8,053	$(7,895)
Investing activities	(7,392)	(116,595)
Financing activities	—	3,951
Total change in cash	$661	$(120,539)
Cash and cash equivalents, beginning of period	$6,616	$150,146
Cash and cash equivalents, end of period	$7,277	$29,607

The cash balance at June 30, 2022 decreased to $7.3 million compared to $29.6 million at June 30, 2021.

Six months ended June 30, 2022 compared to June 30, 2021

Cash provided by (used by) operating activities was $8.1 million and ($7.9) million for the six months ended June 30, 2022 and 2021, respectively. The $16.0 million increase in cash was primarily due to receipt of a $13.3 million dividend from the LGJV and working capital changes from operations.

Cash used by investing activities was ($7.4) million and ($116.6) million for the six months ended June 30, 2022 and 2021, respectively. Cash used by investing activities for the six months ended June 30, 2022 was primarily due to the priority distribution payment made to Dowa. Cash used for the six months ended June 30, 2021, was primarily due to the $71.6 million acquisition of the 18.5% interest in the LGJV from Dowa and the $42.0 million pro-rata capital contribution to the LGJV for the extinguishment of the WCF in March 2021.

Cash provided by financing activities was nil and $4.0 million for the six months ended June 30, 2022 and 2021, respectively. Cash provided for the six months ended June 30, 2021, primarily related to the $4.2 million in proceeds from the issuance of common stock from the exercise of stock options.

LGJV

The following table presents summarized information relating to the LGJV’s cash flows for the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used by)
Operating activities	$80,523	$56,225
Investing activities	(38,149)	(38,613)
Financing activities	(22,330)	(17,046)
Total change in cash	$20,044	$566
Cash and cash equivalents, beginning of period	$20,280	$1,676
Cash and cash equivalents, end of period	$40,324	$2,242

The LGJV cash balance at June 30, 2022 was $40.3 million compared to $2.2 million at June 30, 2021.

Six months ended June 30, 2022 compared to June 30, 2021

Cash provided by operating activities was $80.5 million and $56.2 million for the six months ended June 30, 2022 and 2021, respectively. The $24.3 million increase in cash provided by operating activities was primarily due to the increase in revenue due to higher metals prices and higher ore grades for the six months ended June 30, 2022, compared to the prior year period, partially offset by increased income taxes, receivables from customers and other favorable working capital changes.

Cash used by investing activities was $38.1 million and $38.6 million for the six months ended June 30, 2022 and 2021, respectively. The $0.5 million decrease in cash used was primarily due to $5.6 million of lower mine development expenditures largely related to ventilation and pumping wells, partially offset by $5.0 million of higher expenditures for property, plant and equipment largely related to construction of the paste plant. The majority of property, plant and equipment expenditures in 2022 are related to construction of the paste plant and continued construction of the tailings dam raise.

Cash used by financing activities was $22.3 million and $17.0 million for the six months ended June 30, 2022 and 2021, respectively. The $5.3 million increase in cash used was primarily due to $19 million of dividends paid to partners in 2022. For the six months ended June 30, 2021 financing activities consisted of capital contributions of $62.4 million received, $15.9 million paid for Term Loan payment in June 2021 and the $60.0 million paid to extinguish the Working Capital Facility.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $7.3 million and $6.6 million, respectively. The increase in cash and cash equivalents was primarily due to receipt of the first dividend payment in April 2022 of $5.9 million partially offset by operating costs.

On July 12, 2021, the Company entered into the Credit Facility that provides for a $50 million revolving line of credit and has an accordion feature, which allows for an increase in the total line of credit up to $100 million (reduced to $75 million per the December 19, 2022 amendment), subject to certain conditions. As of December 31, 2021, $13.0 million was outstanding under the Credit Facility. As of the date of this report the balance outstanding on the Credit Facility is $9.0 million following a $4.0 million principal repayment in December 2022.

On February 28, 2023 the Company’s cash and cash equivalents were $15.6 million and we had $41.0 million available to be drawn under the Credit Facility. The LGJV had cash and cash equivalents of $55.5 million at February 28, 2023. We believe we have sufficient cash and access to borrowings and other resources to carry out our business plans for at least the next 12 months. We may decide to increase our current financial resources with external financings if our long-term business needs require us to do so, however there can be no assurance that the financing will be available to us on acceptable terms, or at all. We manage liquidity risk through our credit facility and the management of our capital structure.

Contractual Obligations

There have been no changes from the contractual obligations described in our 2021 10-K.

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

	Three Months Ended		Six Months Ended
(in thousands, except unit costs)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of sales	$27,837	$24,096	$52,925	$43,901
Royalties	918	1,415	2,412	2,299
Exploration	2,233	1,261	4,354	1,910
General and administrative	3,595	2,833	6,415	6,079
Depreciation, depletion and amortization	16,055	12,705	32,397	23,654
Expenses	$50,638	$42,310	$98,503	$77,843
Depreciation, depletion and amortization	(16,055)	(12,705)	(32,397)	(23,654)
Exploration[1]	(2,233)	(1,261)	(4,354)	(1,910)
Treatment and refining charges[2]	4,880	6,142	9,845	12,776
Cash costs (A)	$37,230	$34,486	$71,597	$65,055
Sustaining capital	22,177	18,431	39,950	30,647
AISC (B)	$59,407	$52,917	$111,547	$95,702
By-product credits[3]	(37,444)	(29,068)	(70,896)	(45,047)
AISC, net of by-product credits (C)	$21,963	$23,849	$40,651	$50,655
Cash costs, net of by-product credits (D)	$(214)	$5,418	$702	$20,008

Payable ounces of silver equivalent4 (E)	3,978	2,998	7,504	4,947
Co-product cash cost per ounce of payable silver equivalent (A/E)	$9.36	$11.50	$9.54	$13.15
Co-product AISC per ounce of payable silver equivalent (B/E)	$14.93	$17.65	$14.87	$19.35

Payable ounces of silver (F)	2,110	1,888	4,320	3,173
By-product cash cost per ounce of payable silver (D/F)	$(0.10)	$2.87	$0.16	$6.31
By-product AISC per ounce of payable silver (C/F)	$10.41	$12.63	$9.41	$15.96

(1)	Exploration costs are not related to current operations.
(2)	Represent reductions on customer invoices and included in Sales of the LGJV combined statement of income (loss).
(3)	By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period, which includes any final settlement adjustments from prior periods.

(4)	Silver equivalents utilize the average realized prices during the six months ended June 30, 2022 of $22.26/oz silver, $1.57/lb zinc, $1.01/lb lead and $1,856/oz gold and the average realized prices during the three months ended June 30, 2022 of $20.05/oz silver, $1.51/lb zinc, $0.97/lb lead and $1,862/oz gold. Silver equivalents utilize the average realized prices during the six months ended June 30, 2021, of $25.40/oz silver, $1.22/lb zinc, $0.96/lb lead and $1,819/oz gold and the average realized prices during the three months ended June 30, 2021, of $26.18/oz silver, $1.33/lb zinc,$1.00/lb lead and $1,830/oz gold. Realized prices include the impact of final settlement adjustments from sales.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weaknesses in our internal control over financial reporting described in the 2021 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the six months ended June 30, 2022, the Company did not issue any shares of its common stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the six months ended June 30, 2022, there were no purchases made by or on behalf of the Company or any affiliated purchaser of the Company’s common stock.

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

10.1.1

Revolving Credit Facility, dated July 12, 2021, between Gatos Silver, Inc. and Bank of Montreal, Chicago Branch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 12, 2021)

10.1.2

Amendment and Waiver to the Revolving Credit Agreement, dated March 7, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders, Bank of Montreal, Chicago Branch, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch, as administrative agent for and on behalf of the lenders (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed March 8, 2022)

10.1.3

Amendment No. 2 to the Revolving Credit Agreement, dated August 15, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders, Bank of Montreal, Chicago Branch, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch, as administrative agent for and on behalf of the lenders (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed October 14, 2022)

10.1.4

Wavier No. 3 to the Revolving Credit Agreement, dated October 13, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders, Bank of Montreal, Chicago Branch, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch, as administrative agent for and on behalf of the lenders (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed October 14, 2022)

10.1.5

Amended and Restated Revolving Credit Agreement, dated December 20, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch, as administrative agent, BMO Capital Markets, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 22, 2022)

10.2#

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