Form 10-Q
period 2022-09-30
Gatos Silver, Inc.
filed 2023-03-30
CIK 1517006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GATOS SILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		September 30,	December 31,
	Notes	2022	2021
ASSETS
Current Assets
Cash and cash equivalents		$15,269	$6,616
Related party receivables	5	586	1,592
Other current assets	3	1,077	3,558
Total current assets		16,932	11,766
Non‑Current Assets
Investment in affiliates	12	371,452	355,310
Other non-current assets		39	35
Total Assets		$388,423	$367,111
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	4	$2,334	$1,406
Non-Current Liabilities
Credit Facility, net of debt issuance costs	10	12,730	12,620
Shareholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,162,223 shares outstanding as of September 30, 2022 and December 31, 2021		117	117
Paid‑in capital		545,800	543,829
Accumulated deficit		(172,558)	(190,861)
Total shareholders’ equity		373,359	353,085
Total Liabilities and Shareholders’ Equity		$388,423	$367,111

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Notes	2022	2021	2022	2021

Expenses
Exploration		$—	$479	$110	$1,397
General and administrative		5,933	7,244	16,967	17,758
Amortization		44	31	132	45
Total expenses		5,977	7,754	17,209	19,200

Other income (expense)
Equity income in affiliates	12	6,801	1,600	32,180	22,592
Other income (expense)	5,9	1,076	(8,845)	3,332	(6,520)
Net other income (expense)		7,877	(7,245)	35,512	16,072
Net income (loss)		$1,900	$(14,999)	$18,303	$(3,128)
Net income (loss) per share:	7
Basic		$0.03	$(0.22)	$0.26	$(0.05)
Diluted		$0.03	$(0.22)	$0.26	$(0.05)
Weighted average shares outstanding:
Basic		69,162,223	67,133,205	69,162,223	62,024,175
Diluted		69,309,019	67,133,205	69,309,019	62,024,175

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands of United States dollars, except for share amounts)

	Number		Amount
	Common	Treasury	Common	Treasury	Paid‑in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2021	69,162,223	—	$117	$—	$543,829	$(190,861)	$353,085
Stock‑based compensation	—	—	—	—	1,482	—	1,482
Net income	—	—	—	—	—	18,829	18,829
Balance at March 31, 2022	69,162,223	—	$117	$—	$545,311	$(172,032)	$373,396
Stock‑based compensation	—	—	—	—	(250)	—	(250)
Net loss	—	—	—	—	—	(2,426)	(2,426)
Balance at June 30, 2022	69,162,223	—	$117	$—	$545,061	$(174,458)	$370,720
Stock‑based compensation	—	—	—	—	739	—	739
Net income	—	—	—	—	—	1,900	1,900
Balance at September 30, 2022	69,162,223	—	$117	$—	$545,800	$(172,558)	$373,359

	Number		Amount
	Common	Treasury	Common	Treasury	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2020	59,183,076	144,589	$108	$(1,027)	$409,728	$(147,423)	$261,386
Stock-based compensation	—	—	—	—	1,078	—	1,078
Issuance of common stock	182,453	—	—	—	1,559	—	1,559
DSUs converted to common stock	43,523	—	—	—	—	—	—
Other	—	—	—	—	(262)	—	(262)
Net loss	—	—	—	—	—	(1,620)	(1,620)
Balance at March 31, 2021	59,409,052	144,589	$108	$(1,027)	$412,103	$(149,043)	$262,141
Stock-based compensation	—	—	—	—	2,490	—	2,490
Issuance of common stock	331,497	—	—	—	2,662	—	2,662
DSUs converted to common stock	33,652	—	—	—	—	—	—
Other	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	13,491	13,491
Balance at June 30, 2021	59,774,201	144,589	$108	$(1,027)	$417,248	$(135,552)	$280,777
Stock-based compensation	—	—	—	-	2,167	—	2,167
Issuance of common stock, net	9,288,747	(144,589)	9	1,027	121,637	—	122,673
DSU compensation	—	—	—	—	1,141	—	1,141
DSUs converted to common stock	71,546	—	—	—	—	—	—
Net loss	—	—	—	—	—	(14,999)	(14,999)
Balance at September 30, 2021	69,134,494	—	$117	$—	$542,193	$(150,551)	$391,759

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of United States dollars)

		Nine Months Ended
		September 30,
	Notes	2022	2021
OPERATING ACTIVITIES
Net income (loss)		$18,303	$(3,128)
Adjustments to reconcile net income to net cash used by operating activities:
Amortization		132	45
Stock‑based compensation expense	6	2,099	5,755
Other	6	180	65
Equity income in affiliates	12	(32,180)	(22,592)
Dividends from affiliates, net of withholding taxes	12	23,275	—

Changes in operating assets and liabilities:
Receivables from related-parties		1,006	446
Accounts payable and other accrued liabilities		748	1,094
Other current assets		2,481	2,821
Net cash provided by (used by) operating activities		16,045	(15,494)

INVESTING ACTIVITIES
Purchase of property, plant and equipment		(27)	—
Investment in affiliates	12	(7,365)	(261,439)
Net cash used by investing activities		(7,392)	(261,439)

FINANCING ACTIVITIES
Credit Facility		—	13,000
Financing costs		—	(7,274)
Issuance of common stock		—	132,873
Issuance of treasury stock		—	1,027
Other		—	(441)
Net cash provided by financing activities		—	139,185
Net increase (decrease) in cash and cash equivalents		8,653	(137,748)
Cash and cash equivalents, beginning of period		6,616	150,146
Cash and cash equivalents, end of period		15,269	12,398
Interest paid		$385	$67

Supplemental disclosure of noncash transactions:
Director fees in accrued liabilities converted to deferred share units		$—	$1,141

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of United States dollars, except share, per share, option, and stock unit amounts)

1.Basis of Presentation

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

Recent Accounting Pronouncements

There have been no accounting pronouncements issued or adopted during the nine months ended September 30, 2022, which are expected to have a material impact on the financial statements.

3.Other Current Assets

	September 30, 2022	December 31, 2021
Value added tax receivable	$683	$575
Prepaid expenses	387	2,976
Other	7	7
Total other current assets	$1,077	$3,558

4.Accounts Payable and Other Accrued Liabilities

	September 30, 2022	December 31, 2021
Accounts payable	$887	$196
Accrued expenses	361	623
Accrued compensation	1,086	587
Total accounts payable and other current liabilities	$2,334	$1,406

5.Related-Party Transactions

LGJV

Under the Unanimous Omnibus Partner Agreement, the Company provides certain management and administrative services to the LGJV. The Company earned $1,250 under this agreement for both the three months ended September 30, 2022 and 2021 and during both the nine months ended September 30, 2022 and 2021, the Company earned $3,750. The income from these services has been recorded on the statements of operations under other income. In the September 30, 2021 unaudited financial statements filed on Form 10-Q, the management fee was presented as a reduction to general and administrative expense and is now presented in other income to be consistent with the 2021 10-K. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV. The Company received $4,167 and $4,117 in cash from the LGJV under this agreement for the nine months ended September 30, 2022 and 2021, respectively. The Company had receivables under this agreement of $417 and $833 as of September 30, 2022 and December 31, 2021, respectively.

6.Stockholders’ Equity

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

Stock-Based Compensation

The Company recognized stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock Options	$682	$2,329	$1,936	$5,755
Performance share units	57	—	163	—
	$739	$2,329	$2,099	$5,755

Stock Option Transactions

The Company granted 100,000 stock options during the nine months ended September 30, 2022, with a weighted-average grant-date fair value per share of $5.83. The Company received cash from the exercise of stock options of nil and $4,862 for the nine months ended September 30, 2022 and 2021, respectively.

Total unrecognized stock-based compensation expense as of September 30, 2022, was $3,543 which is expected to be recognized over a weighted average period of 1.7 years.

Stock option activity for the nine months ended September 30, 2022, is summarized in the following tables:

		Weighted‑
		Average
Employee & Director Options	Shares	Exercise Price
Outstanding at December 31, 2021	5,873,968	$13.11
Granted	100,000	$10.28
Forfeited	(3,641,568)	$13.45
Outstanding at September 30, 2022	2,332,400	$12.46
Vested at September 30, 2022	1,548,981	$12.81

		Weighted‑
		Average
LGJV Personnel Options	Shares	Exercise Price
Outstanding at December 31, 2021	32,393	$7.31
Outstanding and vested at September 30, 2022	32,393	$7.31

Performance Share Unit (“PSU”) Transactions

On December 17, 2021, 119,790 PSUs were granted to the Company’s employees with a weighted average grant date fair value per share of $14.22. During the nine months ended September 30, 2022, 71,480 PSUs were forfeited. At September 30, 2022, there were 48,310 PSUs outstanding. On September 30, 2022, unrecognized compensation expense related to the PSUs was $507 which is expected to be recognized over a weighted-average period of 2.2 years.

Deferred Stock Unit (“DSU”) Transactions

The following table summarizes the DSU activity for the nine months ended September 30, 2022:

		Weighted-Average
		Grant Date Fair
Employee and Director DSUs	Shares	Value
Outstanding at December 31, 2021	146,796	$10.88
Outstanding at September 30, 2022	146,796	$10.88

7.Net Income (Loss) per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly, except that weighted-average common shares is increased to reflect the potential dilution that would occur if stock options were exercised or PSUs and DSUs were converted into common stock. The dilutive effects are calculated using the treasury stock method.

For both the three and nine months ended September 30, 2022, all stock options have been excluded from the dilutive earnings per common share calculation as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect. Additionally, for both the three and nine months ended September 30, 2022, all PSUs were excluded from the diluted earnings per common share calculation as the PSUs do not currently meet the criteria for issuance. For both the three and nine months ended September 30, 2021, the Company experienced a net loss, thus all stock options and DSUs outstanding have been excluded as they are anti-dilutive.

A reconciliation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$1,900	$(14,999)	$18,303	$(3,128)

Weighted average shares:
Basic	69,162,223	67,133,205	69,162,223	62,024,175
Effect of dilutive DSUs	146,796	—	146,796	—
Diluted	69,309,019	67,133,205	69,309,019	62,024,175

Net income (loss) per share:
Basic	$0.03	$(0.22)	$0.26	$(0.05)
Diluted	$0.03	$(0.22)	$0.26	$(0.05)

8.Fair Value Measurements

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

9.Commitments, Contingencies and Guarantees

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

On July 26, 2021, the Term Loan was repaid in full through capital contributions made to the LGJV by the Company and Dowa in pro-rata amounts equal to their ownership in the LGJV of 70% and 30%, respectively. In conjunction with the repayment, the Company paid a fee to Dowa of $10,000, which is recorded on the statements of operations under other income (expense).

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

The Company guarantees the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements. As of September 30, 2022, the LGJV had $1,195 outstanding under the LGJV equipment loan agreements, net of unamortized debt discount of $3, with maturity dates through August 2023.

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

For the three and nine months ended September 30, 2022, the Company recognized interest expense of $142 and $368, respectively, with an effective interest rate of 4.4% and 3.8%, respectively, which has been recorded on the statements of operations under other income (expense), and $36 and $110, respectively, for amortization of debt issuance costs. The Company paid interest of $158 and $385 for the three and nine months ended September 30, 2022.

On March 7, 2022, the Company amended the Credit Facility with the lender, Bank of Montreal (“BMO”), to address potential loan covenant deficiencies. The amendment included the following revisions:

●	audited financial statements were to be provided prior to November 15, 2022;
●	the credit limit was reduced to $30,000, until the Company delivered a new LOM CLG financial model with updated mineral reserves;
●	upon assessment of the new CLG financial model, BMO, in its sole discretion, could increase the credit limit up to the original $50,000;
●	requirement to provide updated financial projections for the CLG by September 30, 2022. The financial projections were provided by the required date and were used as the basis for the amendment entered into on December 19, 2022 discussed below; and
●	waivers of certain defaults, events of default, representations and warranties and covenants arising out of the facts that led to the potential reduction in metal content of the Company’s previously stated mineral reserve figures.

On December 19, 2022, the Company entered an amended and restated Credit Facility with BMO extending the maturity date and re-establishing a credit limit of $50,000, with an accordion feature providing up to an additional $25,000. Key terms of the amended Credit Facility include:

●	audited financial statements for fiscal year 2021 are to be provided no later than April 15, 2023, and audited financial statements for fiscal year 2022 and unaudited financial statements for the first three fiscal quarters in fiscal year 2022 are to be provided no later than April 30, 2023;
●	the maturity date is extended from July 31, 2024 to December 31, 2025;
●	a change in the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”); and
●	loans under the Credit Facility bear interest at a rate equal to either a term SOFR rate plus a margin ranging from 3.00% to 4.00% or a U.S. base rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company.

11.Segment Information

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

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$—	$—	$—	$479	$—	$479
General and administrative	108	5,825	5,933	577	6,667	7,244
Amortization	—	44	44	—	31	31
Equity (income) in affiliates	(6,801)	—	(6,801)	(1,600)	—	(1,600)
Net other (income) expense	23	(1,099)	(1,076)	15	8,830	8,845
Total assets	$12,722	$375,701	$388,423	$61,373	$347,012	$408,385

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$110	$—	$110	$1,397	$—	$1,397
General and administrative	1,497	15,470	16,967	909	16,849	17,758
Amortization	1	131	132	—	45	45
Equity (income) in affiliates	(32,180)	—	(32,180)	(22,592)	—	(22,592)
Net other (income) expense	37	(3,369)	(3,332)	34	6,486	6,520
Total assets	$12,722	$375,701	$388,423	$61,373	$347,012	$408,385

12.Investment in Affiliate

During the three months ended September 30, 2022 and 2021, the Company recognized $6,801 and $1,600 of income, respectively, and during the nine months ended September 30, 2022 and 2021, the Company recognized $32,180 and $22,592 of income, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results. The equity income or loss in affiliate includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized as the LGJV Entities’ proven and probable reserves are processed.

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

In April 2022, the LGJV paid its first dividend of $20,000 to its partners. The Company’s share of the first dividend was $14,000, before withholding taxes of $700. A payment of $7,365 was subsequently made to Dowa to cover the full amount of the reduced initial priority distribution due, for a net dividend received of $5,935. In July 2022 the LGJV paid an additional dividend in the amount of $15,000 to its partners. The Company’s share, after withholding taxes of $525 was $9,975.

The LGJV Entities combined balance sheets as of September 30, 2022, and December 31, 2021, and the combined statements of income for the three and nine months ended September 30, 2022 and 2021, are as follows:

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$38,665	$20,280
Receivables	12,412	11,263
Inventories	10,776	11,062
VAT receivable	20,749	46,242
Other current assets	4,727	4,515
Total current assets	87,329	93,362
Non‑Current Assets
Mine development, net	229,800	229,076
Property, plant and equipment, net	198,399	190,896
Net deferred tax assets	17,896	9,226
Total non‑current assets	446,095	429,198

Total Assets	$533,424	$522,560

LIABILITIES AND OWNERS’ CAPITAL

Current Liabilities
Accounts payable and accrued liabilities	$34,715	$33,179
Related party payable	593	1,609
Accrued interest	21	51
Income taxes	4,291	6,315
Equipment loans	1,195	5,534
Unearned Revenue	—	1,714
Total current liabilities	40,815	48,402

Non‑Current Liabilities
Equipment loans	—	478
Lease liability	283	—
Reclamation obligations	15,533	14,706
Total non‑current liabilities	15,816	15,184

Owners’ Capital
Capital contributions	540,638	540,638
Paid‑in capital	18,188	18,370
Accumulated deficit	(82,033)	(100,034)
Total owners’ capital	476,793	458,974
Total Liabilities and Owners’ Capital	$533,424	$522,560

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$73,926	$56,991	$218,730	$178,326

Expenses
Cost of sales	28,625	26,374	81,550	70,275
Royalties	327	1,181	2,739	3,480
Exploration	1,881	1,595	6,235	3,505
General and administrative	3,431	3,414	9,846	9,493
Depreciation, depletion and amortization	19,943	12,734	52,340	36,388
Total operating expenses	54,207	45,298	152,710	123,141

Other (income) expense
Interest expense	103	847	368	5,320
Loss on Term Loan extinguishment	—	4,359	—	4,359
Arrangement fee	—	—	—	2,090
Accretion expense	276	228	827	684
Other income	—	(61)	(1,339)	(80)
Foreign exchange loss	144	47	410	342
Total other expense	523	5,420	266	12,715

Income before income and mining taxes	19,196	6,273	65,754	42,470

Income and mining tax expense	(6,579)	(750)	(12,753)	(750)

Net income	$12,617	$5,523	$53,001	$41,720

13.    Subsequent Events

In November 2022, the LGJV paid an additional dividend in the amount of $20,000, to its partners. The Company’s share, after withholding taxes of $700, was $13,300.

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

Third Quarter 2022 Highlights

Gatos Silver

Third Quarter and Year to date

●	The Company recorded net income of $1.9 million for the three months ended September 30, 2022, compared to a net loss of $15.0 million in the same period of the prior year as a result of higher equity income from affiliates earned during the third quarter of 2021 and a $10.0 million fee paid to Dowa in 2021;
●	The Company recorded net income of $18.3 million for the nine months ended September 30, 2022 compared to a net loss of $3.1 million for the nine months ended September 30, 2021 primarily due to $9.6 million increase in equity income from the LGJV and a $9.9 million change in other income (expense) primarily due to a $10.0 million fee paid to Dowa in 2021; and
●	The cash balance at September 30, 2022 was $15.3 million compared to $6.6 million at December 31, 2021, and access to the Credit Facility was maintained albeit at a reduced level. On December 19, 2022, the Credit Facility was extended and the availability under the Credit Facility has been restored.

LGJV

Operational highlights

Third Quarter 2022

●	Silver production was 2.7 million ounces for the three months ended September 30, 2022, a 59% increase compared to the three months ended September 30,2021. The majority of production for the quarter was sourced from the Central Zone, with the remainder sourced from Northwest and Southeast Upper Zone;
●	The processing plant processed a record 263,331 tonnes (averaging 2,862 tonnes per day), an increase of 13% compared to the third quarter of 2021 as a result of continued debottlenecking efforts;
●	Metal recoveries exceeded design rates for payable metals with silver recovery averaging 89.6%, zinc recovery averaging 65.4% and lead recovery averaging 88.5%;
●	Construction progress on key infrastructure projects continued, including the installation of underground dewatering equipment, the paste plant and a tailings dam raise. These projects are expected to support increased productivity and to help reduce unit operating costs. The tailings dam raise fill placement was completed during the third quarter and the paste plant was subsequently completed in the fourth quarter of 2022; and
●	The transition to a new 100% renewable power supply contract was completed in September, which helped to reduce operating costs and greenhouse gas emissions.

Year to date

●	Silver production increased 39% to 7.4 million ounces for the nine months ended September 30, 2022 primarily due to higher throughput, higher grades and higher recovery;
●	The processing plant processed 709,666 tonnes (averaging 2,600 tonnes per day), an increase of 6% compared to the nine months ended September 30, 2021 as a result of continued debottlenecking efforts; and
●	Metal recoveries exceeded design rates for payable metals with silver recovery averaging 89.9%, zinc recovery averaging 65.4% and lead recovery averaging 89.4%.

Financial highlights

Third Quarter 2022

●	Revenues of $73.9 million increased 30% for the three months ended September 30, 2022 compared to the same period in 2021, primarily due the higher concentrate sales and a positive mark-to-market adjustment of provisional revenue as a result of the change in commodity prices during the third quarter 2022;
●	Cost of sales totaled $28.6 million for the three months ended September 30, 2022, 9% higher compared to the same period in 2021, primarily due to increased production. Compared to the three months ended September 30, 2021, co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 27% and 11% respectively, to $8.88 and $3.20, respectively, for the three months ended September 30, 2022;
●	Compared to the three months ended September 30, 2021, co-product all-in sustaining cost per ounce of payable silver equivalent and by-product all-in sustaining cost per ounce of payable silver decreased by 35% and 41% respectively, to $12.81 and $9.79, respectively, for the three months ended September 30, 2022;
●	LGJV net income totaled $12.6 million for the three months ended September 30, 2022 compared to $5.5 million in the same period in 2021 primarily due to increased revenue and lower other expenses partially offset by increased incomes and mining taxes for the three months ended September 30, 2022; and
●	The LGJV declared and paid its second dividend of $15 million in July 2022 to its partners.

Year to date

●	Revenues of $218.7 million increased 23% for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to higher concentrate sales as a result of the increase in metal grades and increased processed tonnes;
●	Cost of sales totaled $81.6 million for the nine months ended September 30, 2022, 16% higher compared to the same period in 2021, primarily due to increased production. Compared to the nine months ended September 30, 2021 co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 27% and 77% respectively, to $9.25 and $1.24, respectively, for the nine months ended September 30, 2022;
●	Compared to the nine months ended September 30, 2021 co-product all-in sustaining cost per ounce of payable silver equivalent and by-product all-in sustaining cost per ounce of payable silver decreased by 27% and 42% respectively, to $14.05 and $9.50, respectively, for the nine months ended September 30, 2022; and
●	LGJV net income totaled $53.0 million the nine months ended September 30, 2022 compared to $41.7 million in the same period in 2021.

Results of Operations

Results of operations Gatos Silver

The following table presents certain selected financial information for the three and nine months ended September 30, 2022 and 2021. In accordance with generally accepted accounting principles in the United States (‘‘U.S. GAAP’’), these financial results represent the consolidated results of operations of our Company and its subsidiaries (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expenses
Exploration	$—	$479	$110	$1,397
General and administrative	5,933	7,244	16,967	17,758
Amortization	44	31	132	45
Total expenses	5,977	7,754	17,209	19,200

Other income (expense)
Equity income in affiliates	6,801	1,600	32,180	22,592
Other income (expense)	1,076	(8,845)	3,332	(6,520)
Net other income (expense)	7,877	(7,245)	35,512	16,072
Net income (loss)	$1,900	$(14,999)	$18,303	$(3,128)
Net income (loss) per share:
Basic	$0.03	$(0.22)	$0.26	$(0.05)
Diluted	$0.03	$(0.22)	$0.26	$(0.05)

Gatos Silver

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Exploration expenses

During 2022, our exploration activities were focused on the LGJV and no exploration costs were incurred for our wholly owned properties outside of the first quarter of 2022.

General and administrative expenses

During the three months ended September 30, 2022, we incurred general and administration expense of $5.9 million compared to $7.2 million for the three months ended September 30, 2021. The $1.3 million decrease is primarily due to a $1.6 million decrease in shared-based compensation expense during the three months ended September 30, 2022, compared to the same period in 2021.

Equity income in affiliates

The increase in equity income resulted primarily from the LGJV recording net income of $12.6 million during the three months ended September 30, 2022, compared to $5.5 million for the same period in 2021. The increase in net income at the LGJV was primarily due to the increase in concentrate sold reflecting increased production and higher zinc prices.

Other income (expense)

The $9.9 million change in other income (expense) for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021, was mainly due to a $10.0 million fee paid to Dowa in conjunction with the Term Loan repayment in 2021.

Net income (loss)

For the quarter ended September 30, 2022, we recorded net income of $1.9 million, or $0.03 per diluted share, compared to a net loss of $15.0 million, or $0.22 per diluted share, for the quarter ended September 30, 2021. The change was mainly due to the increase in equity income in affiliates and the 2021 payment of a $10.0 million fee to Dowa as described above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Exploration expenses

During 2022, our exploration activities were focused on the LGJV and no exploration costs were incurred for our wholly owned properties outside of the first quarter of 2022.

General and administrative expenses

During the nine months ended September 30, 2022, we incurred general and administration expense of $17.0 million compared to $17.8 million for the nine months ended September 30, 2021 primarily due to lower share-based compensation expense of $3.7 million and $0.7 million of separation costs for a departing executive officer partially offset by increased legal fees of $3.3 million attributable to legal consultation regarding the mineral resource and mineral reserve errors in the July 2020 technical report for CLG.

Equity income in affiliates

The increase in equity income resulted primarily from the LGJV recording net income of $53.0 million for the nine months ended September 30, 2022 compared to $41.7 million for the nine months ended September 30, 2021. The increase in net income at the LGJV was primarily due to the increase in concentrates sold, higher grades, and higher realized metals prices for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Other income (expense)

The $9.9 million change in other income (expense) for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was mainly due to a $10.0 million fee paid to Dowa in conjunction with the Term Loan repayment in 2021.

Net income (loss)

For the nine months ended September 30, 2022, we recorded net income of $18.3 million, or $0.26 per diluted share, compared to net loss of $3.1 million, or $0.05 per diluted share, for the nine months ended September 30, 2021. The change was mainly due to the increase in equity income in affiliates and fee paid to Dowa as described above.

Results of operations LGJV

The following table presents operational information of the LGJV for the three and nine months ended September 30, 2022 and 2021, and select financial information of the LGJV for the three and nine months ended September 30, 2022 and 2021. The financial and operational information of the LGJV and CLG is shown on a 100% basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Financial	2022	2021	2022	2021
Amounts in thousands
Revenue	$73,926	$56,991	$218,730	$178,326
Cost of sales	28,625	26,374	81,550	70,275
Royalties	327	1,181	2,739	3,480
Exploration	1,881	1,595	6,235	3,505
General and administrative	3,431	3,414	9,846	9,493
Depreciation, depletion and amortization	19,943	12,734	52,340	36,388
Other expense	523	5,420	266	12,715
Income and mining tax expense	6,579	750	12,753	750
Net income	12,617	5,523	53,001	41,720
Sustaining capital expenditures	$17,086	$21,180	$57,036	$51,864

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Results	2022	2021	2022	2021
Tonnes milled (dmt)	263,331	234,054	709,666	669,876
Tonnes milled per day (dmt)	2,862	2,544	2,600	2,454
Average Grades
Silver (g/t)	356	256	361	282
Zinc (%)	4.70	4.10	4.61	3.95
Lead (%)	2.38	2.35	2.45	2.30
Gold (g/t)	0.34	0.30	0.34	0.32
Contained Metal
Silver ounces (millions)	2.70	1.70	7.4	5.33
Zinc pounds - in zinc conc. (millions)	17.8	13.5	47.1	36.7
Lead pounds - in lead conc. (millions)	12.2	10.8	34.2	29.7
Gold ounces - in lead conc. (thousands)	1.40	1.30	3.98	3.92
Recoveries[1]
Silver – in both lead and zinc concentrates	89.6%	88.6%	89.9%	87.7%
Zinc - in zinc concentrate	65.4%	63.9%	65.4%	62.9%
Lead - in lead concentrate	88.5%	89.1%	89.4%	87.3%
Gold - in lead concentrate	48.9%	56.5%	51.3%	56.2%
Average realized price per silver ounce[2]	$17.25	$23.31	$20.38	$24.03
Average realized price per zinc pound[2]	$1.52	$1.40	$1.55	$1.29
Average realized price per lead pound[2]	$0.91	$0.99	$0.98	$0.97
Average realized price per gold ounce[2]	$1,790	$1,776	$1,837	$1,799
Co-product cash cost per ounce of payable silver equivalent[3]	$8.88	$12.13	$9.25	$12.71
By-product cash cost per ounce of payable silver[3]	$3.20	$3.58	$1.24	$5.48
Co-product AISC per ounce of payable silver equivalent[3]	$12.81	$19.57	$14.05	$19.33
By-product AISC per ounce of payable silver[3]	$9.79	$16.71	$9.50	$16.33
(1)	Recoveries are reported for payable metals in the identified concentrate. Recoveries reported previously were based on total metal in both concentrates.
(2)	Realized prices include the impact of final settlement adjustments from sales of previous periods.
(3)	See “Non-GAAP Financial Measures” below.

LGJV

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenue

The LGJV’s concentrate sales for the three months ended September 30, 2022 and 2021 are summarized below (in thousands):

	Three Months Ended September 30,
	2022	2021
Lead concentrate revenue	$53,619	$45,400
Zinc concentrate revenue	21,426	19,964
Treatment and refining charges	(6,230)	(5,234)
Subtotal	68,815	60,130
Provisional revenue adjustments	5,111	(3,139)
Total Revenue	$73,926	$56,991

Revenue increased by 30% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, as a result of increased concentrate sales, increased realized zinc prices and positive market-to-market adjustments included in provisional revenue adjustments in the three months ended September 30, 2022 partially offset by lower realized lead and silver prices.

Lead concentrate revenue increased by 18% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an 11% increase in lead concentrate production and higher silver and lead recoveries, partially offset by an 11% decrease in the realized lead prices and a 15% decrease in the realized silver price.

Zinc concentrate revenue increased by 7% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a 13% increase in the realized zinc price and a 30% increase in zinc concentrate production, partially offset by a lower silver and zinc recoveries and a 15% decrease in the realized silver price.

Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement. Provisional revenue adjustments increased period over period primarily due to increases in metals prices at the end of Q3 2022 as compared to the beginning of the period, compared to the end of Q3 2021 due to a decrease in volume subject to final settlement and lower silver prices, partially offset by a slight increase in zinc and lead prices over this period.

Cost of sales

Cost of sales increased by 9% primarily as a result of an increase in processed tonnes, and increased equipment maintenance costs, cost of materials & supplies and higher power costs. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 27% and 11%, to $8.88 and $3.20, respectively, for the three months ended September 30, 2022.

Royalties

Royalty expense decreased by $0.9 million for the three months ended September 30, 2022 due to a reduction of the royalty percentage on revenue based on the contractual terms.

General and administrative

The amount of general and administrative expense for Q3 2022 was consistent with the expenditure incurred during Q3 2021.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by approximately 57% quarter over quarter primarily as a result of an increase in tonnes mined and also due to the decrease in the mineral reserve and the shorter mine life based on the Los Gatos Technical Report dated November 10, 2022 which reduced the basis for depreciation.

Exploration

Exploration expense for the three months ended September 30, 2022 was $0.3 million higher as compared to the three months ended September 30, 2021 primarily as a result of increased surface drilling around CLG exploration targets. The dominant focus for drilling was at CLG aiming to convert Inferred Resources to Indicated and also to expand the Inferred Resource base, particularly in the South-East Deeps area.

Other expense

Other expense was lower primarily due to an 88% decrease in interest expense as a result of lower interest rates, lower borrowings and lower arrangement fees incurred during Q3 2022 compared to Q3 2021 which was impacted by the retirement of the WCF and the Term Loan in March 2021 and July 2021, respectively, and the $4.4 million loss incurred in Q3 2021 on the Term Loan extinguishment.

Income and mining tax expense

Income and mining tax expense for the three months ended September 30, 2022 was $5.8 million higher as compared to the three months ended September 30, 2021 as a result of increased taxable income and reduced losses carried forward.

Net Income

For the three months ended September 30, 2022, the LGJV had net income of $12.6 million compared to $5.5 million for the three months ended September 30, 2021. The change in net income was primarily due to increased production and higher zinc prices for the three months ended September 30, 2022, partially offset by lower realized silver and lead prices, as well as an increase in cost of sales and depreciation, depletion and amortization costs and increased income and mining taxes. In addition, interest expense decreased 88% due to lower borrowings and lower arrangement fees resulting from the retirement of the WCF and Term Loan and the $4.4 million loss incurred in Q3 2021 on the Term Loan extinguishment.

Sustaining capital expenditures

During the three months ended September 30, 2022 sustaining capital expenditures primarily consisted of $7.1 million on mine development, $4.3 million on the construction of the paste-fill plant, $2.3 million on the construction of the raise of the tailings storage facility, $0.4 million on underground power distribution infrastructure and $0.3 million on the construction of a ventilation raise. During the three months ended September 30, 2021 major sustaining capital expenditures included $7.1 million on mine development, $3.8 million on the processing plant and tailings storage facility, $1.1 million for the construction of a ventilation raise, $0.8 million for the purchase of mining equipment, $2.2 million on underground power distribution infrastructure and $2.9 million on the construction of dewatering wells.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue

The LGJV’s concentrate sales for the nine months ended September 30, 2022 and 2021, are summarized below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Lead concentrate revenue	$164,706	$146,327
Zinc concentrate revenue	77,404	52,374
Treatment and refining charges	(16,074)	(16,429)
Subtotal	226,036	182,272
Provisional revenue adjustments	(7,306)	(3,946)
Total Revenue	$218,730	$178,326

Revenue increased by 23% for the nine months ended September 30, 2022 compared to the nine months ended September 30 2021. The increase in revenue is primarily due to an increase in lead and zinc concentrate sales as a result of higher production partially offset by a negative market-to-market adjustment included in provisional revenue.

Lead concentrate revenue increased by 13% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an 17% increase in lead concentrate production and higher silver recoveries, partially offset by an 1% decrease in the realized lead prices, a 26% decrease in the realized silver price and slightly lower lead recoveries.

Zinc concentrate revenue increased by 48% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a 18% increase in the realized zinc price and a 27% increase in zinc concentrate production, partially offset by a lower silver and zinc recoveries and a 26% decrease in the realized silver price.

Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement. Provisional revenue adjustments were lower period over period primarily due to decreases in metals prices at the end of Q3 2022 as compared to the beginning of the period, compared to the end of Q3 2021 due to a decrease in silver prices over that period partially offset by price increases in lead and zinc over this period.

Cost of sales

Cost of sales increased by 16% primarily as a result of an increase in production and increased equipment maintenance, materials and supplies and power costs. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 27% and 77%, to $9.25 and $1.24, respectively, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Royalties

Royalty expense decreased by $0.7 million for the nine months ended September 30, 2022, primarily due to a reduction of the royalty percentage on revenue based on the contractual terms in 2022 partially offset by increased revenue resulting primarily from increased production and higher zinc and lead prices.

General and administrative

General and administrative expense for the nine months ended September 30, 2022 was 4% higher as compared to the nine months ended September 30, 2021 primarily due to inflation.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by approximately 44% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily as a result of an increase in tonnes mined and also due to the decrease in the mineral reserve and the shorter mine life based on the Los Gatos Technical Report dated November 10, 2022 which reduced the basis for the depreciation.

Exploration

Exploration expense for the nine months ended September 30, 2022 was $2.7 million higher as compared to the nine months ended September 30, 2021 primarily as a result of increased surface drilling around CLG, Esther and greenfield exploration targets. The dominant focus for drilling was at CLG aiming to convert Inferred Resources to Indicated and also to expand the Inferred Resource base, particularly in the South-East Deeps area.

Other (income) expense

Other (income) expense were lower primarily due to a 93% decrease in interest expense due to lower interest rates, lower borrowings and lower arrangement fees incurred during nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as a result of the retirement of the WCF and the Term Loan in March 2021 and July 2021, respectively, and the $4.4 million loss incurred in Q3 2021 on the Term Loan extinguishment.

Income and mining tax expense

Income and mining tax expense for the nine months ended September 30, 2022 was $12.0 million higher as compared to the nine months ended September 30, 2021 as a result of increased taxable income and reduced losses carried forward.

Net Income

For the nine months ended September 30, 2022, the LGJV had net income of $53.0 million compared to $41.7 million for the nine months ended September 30, 2021. The change in net income was primarily due to the increase in revenue driven by the strong improvement in production during 2022, partially offset by an increase in cost of sales, exploration and depreciation, depletion and amortization and increased income and mining taxes. In addition, interest expense decreased 93% due to lower borrowings and lower arrangement fees resulting from the retirement of the WCF and Term Loan and the $4.4 million loss incurred in Q3 2021 on the Term Loan extinguishment.

Sustaining capital expenditures

During the nine months ended September 30, 2022, sustaining capital expenditures primarily consisted of $21.7 million of mine development, $17.9 million on the construction of the paste-fill plant, $8.1 million on the construction of the raise of the tailings storage facility, $2.0 million on underground power distribution infrastructure and $1.7 million on the construction of a ventilation raise. During the nine months ended September 30, 2021, major sustaining capital expenditures included $21.6 million of mine development, $8.2 million on the processing plant and tailings storage facility, $2.4 million for the construction of a ventilation raise, $3.0 million for the purchase of mining equipment, $4.3 million on underground power distribution infrastructure and $6.3 million on the construction of dewatering wells.

Cash Flows

Gatos Silver

The following table presents our cash flows for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash provided by (used by)
Operating activities	$16,045	$(15,494)
Investing activities	(7,392)	(261,439)
Financing activities	—	139,185
Total change in cash	$8,653	$(137,748)
Cash and cash equivalents, beginning of period	$6,616	$150,146
Cash and cash equivalents, end of period	$15,269	$12,398

The cash balance at September 30, 2022 increased to $15.3 million compared to $12.4 million at September 30, 2021.

Nine months ended September 30, 2022 compared to September 30, 2021

Cash provided by (used by) operating activities was $16.0 million and ($15.5) million for the nine months ended September 30, 2022 and 2021, respectively. The $31.5 million increase in cash was primarily due to receipt of $23.3 million of dividends from the LGJV and the 2021 payment of a $10.0 million fee to Dowa, partially offset by working capital changes.

Cash used by investing activities was ($7.4) million and ($261.4) million for the nine months ended September 30, 2022 and 2021, respectively. Cash used by investing activities for the for the nine months ended September 30, 2022 was primarily due to the priority distribution payment made to Dowa. Cash used for the nine months ended September 30, 2021, was primarily due to the $71.6 million acquisition of the 18.5% interest in the LGJV from Dowa, the $42.0 million pro-rata capital contribution to the LGJV for the extinguishment of the WCF in March 2021 and the $144.8 million capital contribution to the LGJV to retire the Dowa Term Loan in July 2021.

Cash provided by financing activities was nil and $139.2 million for the nine months ended September 30, 2022 and 2021, respectively. Cash provided for the nine months ended September 30, 2021, primarily related to the $4.2 million in proceeds from the follow-on offering of stock in July 2021 and the issuance of common stock from the exercise of stock options.

LGJV

The following table presents summarized information relating to the LGJV’s cash flows for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash provided by (used by)
Operating activities	$118,250	$84,964
Investing activities	(61,903)	(57,698)
Financing activities	(37,962)	(19,001)
Total change in cash	$18,385	$8,265
Cash and cash equivalents, beginning of period	$20,280	$1,676
Cash and cash equivalents, end of period	$38,665	$9,941

The LGJV cash balance at September 30, 2022 was $38.7 million compared to $9.9 million at September 30, 2021.

Nine months ended September 30, 2022 compared to September 30, 2021

Cash provided by operating activities was $118.3 million and $85.0 million for the nine months ended September 30, 2022 and 2021, respectively. The $33.3 million increase in cash provided by operating activities was primarily due to the increase in revenue due to increased production and higher zinc and lead prices for the nine months ended September 30, 2022, compared to the prior year period, partially offset by increased income taxes, receivables from customers and other favorable working capital changes.

Cash used by investing activities was $61.9 million and $57.7 million for the nine months ended September 30, 2022 and 2021, respectively. The $4.2 million increase in cash used was primarily due to $13.3 million of higher expenditures for property, plant and equipment, partially offset by $8.8 million of lower mine development expenditures. The majority of property, plant and equipment expenditures in 2022 are related to construction of the paste plant and continued construction of the tailings dam raise.

Cash used by financing activities was $38.0 million and $19.0 million for the nine months ended September 30, 2022 and 2021, respectively. The $19.0 million increase in cash used was primarily due to $33 million of dividends paid to partners partially offset by $13.5 million of capital contributions received in 2021 in excess of the $15.9 million paid on the Term Loan in June 2021, the $60.0 million paid to extinguish the Working Capital Facility and the $144.9 million paid to retire the Dowa Term Loan.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $15.3 million and $6.6 million, respectively. The increase in cash and cash equivalents was primarily due to receipt of the dividend payments in April 2022 and July 2022 of $5.9 million and $10.0 million, respectively, partially offset by operating costs.

On July 12, 2021, the Company entered into the Credit Facility that provides for a $50 million revolving line of credit and has an accordion feature, which allows for an increase in the total line of credit up to $100.0 million (reduced to $75 million per the December 19, 2022 amendment), subject to certain conditions. As of September 30, 2022, $13.0 million was outstanding under the Credit Facility. As of the date of this report the balance outstanding on the Credit Facility is $9.0 million following a $4.0 million principal repayment in December 2022.

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

	Three Months Ended		Nine Months Ended
(in thousands, except unit costs)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of sales	$28,625	$26,374	$81,550	$70,275
Royalties	327	1,181	2,739	3,480
Exploration	1,881	1,595	6,235	3,505
General and administrative	3,431	3,414	9,846	9,493
Depreciation, depletion and amortization	19,943	12,734	52,340	36,388
Expenses	$54,207	$45,298	$152,710	$123,141
Depreciation, depletion and amortization	(19,943)	(12,734)	(52,340)	(36,388)
Exploration[1]	(1,881)	(1,595)	(6,235)	(3,505)
Treatment and refining charges[2]	6,230	3,596	15,668	16,372
Cash costs(A)	$38,613	$34,565	$109,803	$99,620
Sustaining capital	17,086	21,180	57,036	51,864
AISC(B)	$55,699	$55,745	$166,839	$151,484
By-product credits[3]	(30,304)	(28,780)	(101,200)	(73,402)
AISC, net of by-product credits (C)	$25,395	$26,965	$65,639	$78,082
Cash costs, net of by-product credits(D)	$8,308	$5,785	$8,603	$26,218

Payable ounces of silver equivalent[4](E)	4,349	2,849	11,877	7,837
Co-product cash cost per ounce of payable silver equivalent(A/E)	$8.88	$12.13	$9.25	$12.71
Co-product AISC per ounce of payable silver equivalent(B/E)	$12.81	$19.57	$14.05	$19.33

Payable ounces of silver(F)	2,593	1,614	6,912	4,782
By-product cash cost per ounce of payable silver(D/F)	$3.20	$3.58	$1.24	$5.48
By-product AISC per ounce of payable silver(C/F)	$9.79	$16.71	$9.50	$16.33
(1)	Exploration costs are not related to current operations.
(2)	Represent reductions on customer invoices and included in Sales of the LGJV combined statement of income (loss).
(3)	By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period, which includes any final settlement adjustments from prior periods.
(4)

Silver equivalents utilize the average realized prices during the nine months ended September 30, 2022 of $20.38/oz silver, $1.55/lb zinc, $0.98/lb lead and $1,837/oz gold and the average realized prices during the three months ended September 30, 2022 of $17.25/oz silver, $1.52/lb zinc, $0.91/lb lead and $1,790/oz gold. Silver equivalents utilize the average realized prices during the nine months ended September 30, 2021 of $24.03/oz silver, $1.29/lb zinc, $0.97/lb lead and $1,799/oz gold and the average realized prices during the three months ended September 30, 2021 of $23.31/oz silver, $1.40/lb zinc, $0.99/lb lead and $1,776/oz gold. Realized prices include the impact of final settlement adjustments from sales.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting described in the 2021 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2022, the Company did not issue any shares of its common stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended September 30, 2022, there were no purchases made by or on behalf of the Company or any affiliated purchaser of the Company’s common stock.

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