Form 10-K/A
period 2021-12-31
Gatos Silver, Inc.
filed 2023-06-27
CIK 1517006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of June 26, 2023, the number of shares of Registrant’s common stock outstanding was 69,162,223.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” “Gatos Silver,” “Company” or “our Company” are to Gatos Silver Inc., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Gatos Silver, Inc. for the fiscal year ended December 31, 2021 (“Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on March 20, 2023 (the “Original Filing”).

This Amendment No. 1 contains the restated financial statements for us and the Los Gatos Joint Venture (“LGJV”) for the Affected Period to correct (i) the timing and recognition of net deferred tax assets and current income taxes at the 70% - owned LGJV during the fourth quarter of 2021, (ii) the accounting for the priority distribution due to our LGJV partner to exclude the priority distribution payment from the net income of the LGJV in calculating the equity income in affiliate and the impairment amount of investment in affiliate during the fourth quarter of 2021, (iii) the calculation of the fair value and the impairment amount of investment in affiliate during the fourth quarter of 2021 and (iv) other immaterial changes during the fourth quarter of 2021.

This Amendment No. 1 contains the following sections:

●	Item 1A. Risk Factors
●	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Item 8. Financial Statements and Supplementary Data
●	Item 9A. Controls and Procedures; and
●	Exhibits 23, 31, 32, 101 and 104 of Item 15. Exhibits and Financial Statement Schedules.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

i

		Page
	Part I
Item 1A.	Risk Factors	8
	Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 8.	Financial Statements and Supplementary Data	43

Item 9A.	Controls and Procedures	88
	Part IV
Item 15.	Exhibits and Financial Statement Schedules	91

ii

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

Technical Report Summaries and Qualified Persons

The technical information concerning our mineral projects in this Form 10-K/A have been reviewed and approved by Tony Scott P. Geo, Senior Vice President of Corporate Development and Technical Services. Mr. Scott is a “qualified person” under S-K 1300 and has reviewed the contents of this Form 10-K/A. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K/A, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Los Gatos Technical Report which is included as an exhibit to this Report.

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

“LOM” means life of mine.

“Los Gatos Technical Report” means the Technical Report titled “Mineral Resource and Reserve Update, Los Gatos Joint Venture, Chihuahua, Mexico,” prepared by Golder Associates, dated November 10, 2022, with an effective date of July 1, 2022, which was prepared in accordance with the requirements of S-K 1300 and NI 43-101.

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

Risk Factors Summary

We are subject to a variety of risks and uncertainties, including risks related to our business and industry; risks related to government regulations and international operations; risks related to the ownership of our common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	we are currently dependent on the CLG and the LGD for our future operations and may not be successful in identifying additional proven or probable mineral reserves; we may not be able to extend the current CLG life of mine by adding proven or probable mineral reserves;
●	we may not sustain profitability;
●	mineral reserve and mineral resource calculations at the CLG and other deposits in the CLG are only estimates and actual production results or future estimates may vary significantly from the current estimates;
●	our and the Los Gatos Joint Venture’s (the “LGJV”) mineral exploration efforts are highly speculative in nature and may be unsuccessful;
●	actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any future development activities will result in profitable mining operations;
●	our operations involve significant risks and hazards inherent to the mining industry;
●	the ability to mine and process ore at the CLG or other future operations may be adversely impacted in certain circumstances, some of which may be unexpected and not in our control;
●	land reclamation and mine closure may be burdensome and costly and such costs may exceed our estimates;
●	we may be materially and adversely affected by challenges relating to stability of underground openings;
●	the title to some of the mineral properties may be uncertain or defective and we may be unable to obtain necessary surface and other rights to explore and exploit some mineral properties;
●	we are subject to the risk of labor disputes, which could adversely affect our business, and which risk may be increased due to the unionization in the LGJV workforce;
●	our success depends on developing and maintaining relationships with local communities and stakeholders;
●	the prices of silver, zinc and lead are subject to change and a substantial or extended decline in the prices of silver, zinc or lead could materially and adversely affect our revenues of the LGJV and the value of our mineral properties;
●	the Mexican federal and state governments, as well as local governments, extensively regulate mining operations, which impose significant actual and potential costs on us, and future regulation could increase those costs, delay receipt of regulatory refunds or limit our ability to produce silver and other metals;
●	the Mexican federal government recently promulgated significant amendments to laws affecting the mining industry; while it is difficult to ascertain if and when the amendments will be fully implemented, and there is some lack of clarity in their drafting including their intended retroactive effect, the amendments could have a material adverse effect on the mining industry, and the LGJV’s and our Mexican businesses, particularly in respect of any new concessions, new mining permits, and new operations;

●	our operations are subject to additional political, economic and other uncertainties not generally associated with U.S. operations;
●	we are required to obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may ultimately not be possible;
●	Electrum and its affiliates and MERS have a substantial degree of influence over us, which could delay or prevent a change of corporate control or result in the entrenchment of our management and/or Board of Directors;
●	we are currently, and may in the future be, subject to claims and legal proceedings, including class action lawsuits, that could materially and adversely impact our financial position, financial performance and results of operations; and
●	we have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these deficiencies (or fail to identify and/or remediate other possible material weaknesses), we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

For a more complete discussion of the material risk factors applicable to us, see “Item 1A - Risk Factors.”

PART I

Item 1A.  Risk Factors

The following risks could materially and adversely affect our business, financial condition, cash flows, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; we could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this this Report, including our consolidated financial statements and the related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Financial Condition

We are currently dependent on the CLG and the LGD for our future operations and may not be successful in identifying additional proven or probable mineral reserves. We may not be able to extend the current CLG life of mine by adding proven or probable mineral reserves.

The LGD (other than the CLG) does not have identified proven and probable mineral reserves. Mineral exploration and development involve a high degree of risk that even a combination of careful evaluation, experience and knowledge cannot eliminate, and few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration programs at the LGD will establish the presence of any additional proven or probable mineral reserves. The failure to establish additional proven or probable mineral reserves would severely restrict our ability to implement our strategies for long-term growth which include extending the current CLG life of mine.

We may not sustain profitability.

We have a history of negative operating cash flows and cumulative net losses. For the years ended December 31, 2021 and 2020, we reported a net loss of $65.9 million (restated) and $40.4 million, respectively, and negative operating cash flow of $21.5 million and $18.4 million, respectively.

We may not sustain profitability. To remain profitable, we must succeed in generating significant revenues at the LGJV, which will require us to be successful in a range of challenging activities and is subject to numerous risks, including the risk factors set forth in this “Risk Factors” section. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, inflation and other unknown factors that may adversely affect our revenues, expenses and profitability. Our failure to achieve or sustain profitability would depress our market value, could impair our ability to execute our business plan, raise capital or continue our operations and could cause our shareholders to lose all or part of their investment.

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

We do not currently intend to enter into hedging arrangements with respect to metal prices or currencies, which could expose us to losses. We are also subject to risks relating to exchange rate fluctuations.

We do not currently intend to enter into hedging arrangements with respect to metal prices or currencies. As a result, we will not be protected from a decline in the price of silver and other minerals or fluctuations in exchange rates. This strategy may have a material adverse effect upon our financial performance, financial position and results of operations.

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

We have a Credit Facility providing for a revolving line of credit in the principal amount of $50 million that has an accordion feature, which allows for an increase in the total line of credit up to $75 million, subject to certain conditions. As of December 31, 2021, we had $13 million of outstanding indebtedness under the Credit Facility. As of the date of the Original Filing, the balance outstanding under the Credit Facility was $9 million following a $4 million principal repayment in December 2022. The Credit Facility contains affirmative and negative covenants. If we are unable to comply with the requirements of the Credit Facility, the facility may be terminated or the credit available thereunder may be materially reduced, and we may not be able to obtain additional or alternate funding on satisfactory terms, if at all. In 2022, for example, we were required to revise our Credit Facility following our announcement on January 25, 2022, that there were reserve calculation errors and indications of an overestimation in the existing resource model for the CLG. See Note 12 — Debt in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our Credit Facility. Our borrowings under the Credit Facility accrues interest based on SOFR; therefore, any increases in interest rates could adversely affect our financial conditions and ability to service our indebtedness.

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

Changes in tax laws or policy could have a negative impact on the Company’s effective tax rate The Company operates in countries which have different statutory rates. Consequently, changes in the mix and source of earnings between countries could have a material impact on the Company’s overall effective tax rate.

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

Mineral reserve and mineral resource estimates have been determined and valued based on assumed future metal prices, cutoff grades and operating costs that may prove to be inaccurate. The mineral reserve and mineral resource estimates may be adversely affected by:

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

●	the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;
●	the availability and cost of skilled labor, mining equipment and principal supplies needed for operations, including explosives, fuels, chemical reagents, water, power, equipment parts and lubricants;
●	the availability and cost of appropriate smelting and refining arrangements;
●	the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;
●	the availability of funds to finance construction and development activities;
●	industrial accidents;
●	mine failures, shaft failures or equipment failures;
●	natural phenomena such as inclement weather conditions, floods, droughts, rock slides and seismic activity;
●	unusual or unexpected geological and metallurgical conditions, including excess water in underground mining;
●	exchange rate and commodity price fluctuations;
●	high rates of inflation;
●	health pandemics;
●	potential opposition from nongovernmental organizations, environmental groups or local groups, which may delay or prevent development activities; and
●	restrictions or regulations imposed by governmental or regulatory authorities, including with respect to environmental matters.

The costs, timing and complexities of developing these projects, as well as for the CLG, may be greater than anticipated. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in mining operations to experience unexpected costs, problems and delays during construction, development and mine startup. In addition, the cost of producing silver bearing concentrates that are of acceptable quality to smelters may be significantly higher than expected. We may encounter higher than acceptable contaminants in our concentrates such as arsenic, antimony, mercury, copper, iron, selenium, fluorine or other contaminants that, when present in high concentrations, can result in penalties or outright rejection of the metals concentrates by the smelters or traders. For example, due to the high fluorine content at the CLG, we are finalizing the construction of a leaching plant designed to reduce fluorine levels in zinc concentrates produced. Additional investments to further reduce fluorine content of the concentrates produced may be required. Accordingly, we cannot provide assurance that our activities will result in profitable mining operations at the mineral properties.

Our operations involve significant risks and hazards inherent to the mining industry.

Our operations involve the operation of large machines, heavy mobile equipment and drilling equipment. Hazards such as adverse environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground control problems, cave-ins, changes in the regulatory environment, metallurgical and other processing problems, mechanical equipment failure, facility performance problems, fire and natural phenomena such as inclement weather conditions, floods and earthquakes are inherent risks in our operations. Certain of these hazards may be more severe or frequent as a result of climate change. Hazards inherent to the mining industry have in the past caused and may in the future cause injuries or death to employees, contractors or other persons at our mineral properties, severe damage to and destruction of our property, plant and equipment, and contamination of, or damage to, the environment, and can result in the suspension of our exploration activities and future development and production activities. While we aim to maintain best safety practices as part of our culture, safety measures implemented by us may not be successful in preventing or mitigating future accidents.

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

The LGJV’s future revenues and our earnings will depend, in substantial part, on the volume of silver, zinc and lead we sell and the prices at which we sell, which in turn will depend on the level of industrial and consumer demand. Based on 2021 data from the Silver Institute, demand for silver is driven by industrial demand (including photovoltaic, electrical and electronics) (c. 48%), bar and coin demand (c. 27%) jewelry and silverware (c. 21%) and other demand, especially photography (c. 4%). An increase in the production of silver worldwide or changes in technology, industrial processes or consumer habits, including increased demand for substitute materials, may decrease the demand for silver. Increased demand for substitute materials may be either technologically induced, when technological improvements render alternative products more attractive for first use or end use than silver or allow for reduced application of silver, or price induced, when a sustained increase in the price of silver leads to partial substitution for silver by a less expensive product or reduced application of silver. Demand for zinc is primarily driven by the demand for galvanized steel, used in construction, automobile and other industrial applications. Demand for lead is primarily driven by the demand for batteries, used in vehicles, emergency systems and other industrial battery applications. Any substitution of these materials may decrease the demand for the silver, zinc and lead we produce. A fall in demand, resulting from economic slowdowns or recessions or other factors, could also decrease the price and volume of silver, zinc and lead we sell and therefore materially and adversely impact our results of operations and financial condition. Increases in the supply of silver, zinc and lead, including from new mining sources or increased recycling (driven by technological changes, pricing incentives or otherwise) may act to suppress the market prices for these commodities.

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

For example, the COVID-19 pandemic temporarily affected our financial condition in 2020, in part due to the loss of revenue resulting from the 45-day temporary suspension of all nonessential activities at the LGJV’s CLG site, reduced production rates and the additional expenses associated with the development and implementation of COVID-19 protocols.

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

Our property and liability insurance may not provide sufficient coverage for losses related to these or other hazards. Insurance against certain risks, including those related to environmental matters or other hazards resulting from exploration and production, is generally not available to us or to other companies within the mining industry. Our current insurance coverage may not continue to be available at economically feasible premiums, or at all. In addition, our business interruption insurance relating to our properties has long waiting periods before coverage begins. Accordingly, delays in returning to any future production could produce near-term severe impact to our business. Our director and officer liability insurance may be insufficient to cover losses from claims relating to matters for which directors and officers are indemnified by us or for which we are determined to be directly responsible, and regardless are and may continue to be subject to significant retentions or deductibles, including current class action lawsuits. See “Item 3. Legal Proceedings.” Any losses from these events may cause us to incur significant costs that could have a material adverse effect on our financial performance, financial position and results of operations.

Our business is sensitive to nature and climate conditions.

A number of governments have introduced or are moving to introduce climate change legislation and treaties at the international, national, state/provincial and local levels. Regulations relating to emission levels (such as carbon taxes) and energy efficiency are becoming more stringent. If the current regulatory trend continues, this may result in increased costs at some or all of our business locations. In addition, the physical risks of climate change may also have an adverse effect on our operations. Extreme weather events, which may become more common and severe due to climate change, have the potential to disrupt our power supply, surface operations and exploration at our mines and may require us to make additional expenditures to mitigate the impact of such events.

If we are unable to retain key members of management, our business might be harmed.

Our exploration activities and any future development and construction or mining and processing activities depend to a significant extent on the continued service and performance of our senior management team, including our Chief Executive Officer. We depend on a relatively small number of key officers, and we currently do not, and do not intend to, have keyperson insurance for these individuals. Departures by members of our senior management could have a negative impact on our business, as we may not be able to find suitable personnel to replace departing management on a timely basis, or at all. The loss of any member of our senior management team could impair our ability to execute our business plan and could, therefore, have a material adverse effect on our business, results of operations and financial condition. In addition, the international mining industry is very active and we are facing increased competition for personnel in all disciplines and areas of operation. There is no assurance that we will be able to attract and retain personnel to sufficiently staff our development and operating teams.

We may fail to identify attractive acquisition candidates or joint ventures with strategic partners or may fail to successfully integrate acquired mineral properties or successfully manage joint ventures.

As part of our growth strategy, we may acquire additional mineral properties or enter into joint ventures with strategic partners. However, there can be no assurance that we will be able to identify attractive acquisition or joint venture candidates in the future or that we will succeed at effectively managing their integration or operation. In particular, significant and increasing competition exists for mineral acquisition opportunities throughout the world. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, metals as well as in entering into joint ventures with other parties. If the expected synergies from such transactions do not materialize or if we fail to integrate them successfully into our existing business or operate them successfully with our joint venture partners, or if there are unexpected liabilities, our results of operations could be adversely affected.

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

We have identified material weaknesses in our internal controls over financial reporting. In connection with our review of the internal control structure related to the preparation of the financial statements for the fiscal year ended December 31, 2021, we identified the following material weaknesses in our internal controls over financial reporting:

●	We did not demonstrate the appropriate tone at the top including failing to design or maintain an effective control environment commensurate with the financial reporting requirements of a public company in the United States and Canada. In particular, we did not design control activities to adequately address identified risks or operate at a sufficient level of precision that would identify material misstatements to our financial statements and did not design and maintain sufficient formal documentation of accounting policies and procedures to support the operation of key control procedures.
●	We failed to design and maintain effective controls relating to our risk assessment process as it pertained to the assessment of key assumptions, inputs and outputs contained in our July 2020 technical report.

In connection with our review of the internal control structure related to the preparation of the restated financial statements for the fiscal year ended December 31, 2021, we have identified the following additional material weaknesses in our internal controls over financial reporting:

●	We failed to design and maintain effective controls over accounting for current and deferred income taxes. This material weakness resulted in a material misstatement of our previously issued financial statements for the year ended December 31, 2021 which resulted in an overstatement of the current income tax expense. Specifically, the financial statements of the LGJV at December 31, 2021 did not accurately reflect the current and deferred tax assets and liabilities at December 31, 2021. Consequently, the impairment of investment in affiliates and the investment in affiliates and the equity income in affiliates were also not accurately presented in the Company’s financial statements at December 31, 2021.

●	We did not have adequate technical accounting expertise to ensure that complex accounting matters such as the impact of the priority distribution payment due to our joint venture partner and the impairment charge was recognized in accordance with GAAP. These material weaknesses resulted in a material misstatement of our previously issued financial statements for the year ended December 31, 2021. The financial statements did not accurately reflect the investment in affiliates and the equity income in affiliates. Additionally, this caused the impairment of investment in affiliates to be misstated.

This Amendment No. 1 contains restated financial statements for the fiscal year ended December 31, 2021.

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses described above. To date, we have:

●	engaged a third-party expert to assist management in documenting key processes related to our internal control environment, designing and implementing an effective risk assessment and monitoring program to identify risks of material misstatements and ensuring that the internal controls have been appropriately designed to address and effectively monitor identified risk;
●	hired a new executive leadership team, including a new CEO, CFO and senior executive responsible for technical services, each of which has appropriate experience and has demonstrated a commitment to improving the Company’s control environment;
●	hired additional personnel with accounting and technical expertise, including hiring new accounting staff in connection with the relocation of the Company’s headquarters to Vancouver;
●	enhanced the procedures and functioning of our disclosure committee relating to the appropriate reporting of information and review and approval of the Company’s public disclosures;
●	engaged a new independent third-party subject matter specialist to perform a technical review of the 2022 mineral resource and mineral reserve estimates;
●	enhanced our procedures, including implementing appropriate controls, relating to management verification of the key assumptions, inputs and outputs for our Technical Reports;
●	engaged a new independent third-party tax specialist to perform a review of the tax provision calculation at the LGJV and the recognition of deferred tax assets and liabilities; and
●	implemented process to identify complex technical accounting matters that would require technical accounting analysis by a technical accounting expert in a timely manner.

We have incurred significant costs in connection with our efforts to remediate these material weaknesses, and we expect to incur additional costs in the future. Neither we nor our independent registered public accounting firm have tested the effectiveness of our internal control over financial reporting and we cannot provide assurance that we will be able to successfully remediate the material weaknesses described above. Even if we successfully remediate such material weaknesses, we cannot provide any assurance that we will not suffer from these or other material weaknesses in the future.

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

The Mexican federal government recently promulgated significant amendments to laws affecting the mining industry; while it is difficult to ascertain if and when the amendments will be fully implemented, and there is some lack of clarity in their drafting including their intended retroactive effect, the amendments could have a material adverse effect on the mining industry, and the LGJV’s and our Mexican businesses, particularly in respect of any new concessions, new mining permits, and new operations.

On May 8, 2023, legislative amendments were promulgated by the Mexican federal government (the “Amendments”). If fully implemented, the Amendments would include the following attributes: new concessions would only be granted through public bidding and letters of credit would be required; new mining concessions would be granted in respect of specified minerals; the potential to expropriate private land would be discontinued; the term and extension period of new mining concessions would be reduced to 30 and 25 years, respectively; the approval of transferees of mining concessions would be required; minimum payments of 5% of profits to local communities would be imposed; social impact studies and community consultation would be required; restoration, closure and post closure programs would be required; water availability would be a condition for granting new mining concessions; the concept of presumptive approval (afirmativa ficta) for approval matters properly and timely submitted to regulatory agencies would be removed; parastatal entities could be created and would enjoy preferential rights to exploration; environmental obligations and prohibitions would be increased; and water concessions could be significantly modified by governmental authorities in certain circumstances. The foregoing is a non-exhaustive summary of the Amendments.

The Amendments are stated to be immediately effective, but regulations are required for the Amendments to be fully implemented. Although it is not clear in all instances, the Amendments are generally stated to not have retroactive effect, and as such their most significant impact would be expected to be on new mining concessions rather than existing concessions and operations, including those of the LGJV and ours. Certain of the Amendments may also apply to existing operations, such as the requirement for approval of any concession transferee, establishing a closure and post-closure program and additional environmental obligations. We understand that the Amendments could be challenged on the basis of the legislative process followed or by parties directly affected by the Amendments on constitutional or other grounds. The impact of the Amendments on the LGJV and us will depend on the extent and timing of their implementation and the extent of their retroactive effect. We will be continuing to monitor and assess the potential impact of the Amendments on the LGJV, us, and any future opportunities in Mexico.

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

We currently have two properties in Mexico: the LGD, which the LGJV controls, and the Santa Valeria property, which is owned 100% by us. Our operations are subject to significant risks inherent in exploration and resource extraction by foreign companies in Mexico. Exploration, development, production and closure activities in Mexico are potentially subject to heightened political, economic, regulatory and social risks that are beyond our control. These risks include:

●	the possible unilateral cancellation or forced renegotiation of contracts and licenses;
●	unfavorable changes in laws and regulations;
●	royalty and tax increases;
●	claims by governmental entities or indigenous communities;
●	expropriation or nationalization of property;
●	political instability;
●	fluctuations in currency exchange rates;
●	social and labor unrest, organized crime, hostage taking, terrorism and violent crime;
●	uncertainty regarding the availability of reasonable electric power costs;
●	uncertainty regarding the enforceability of contractual rights and judgments; and
●	other risks arising out of foreign governmental sovereignty over areas in which our mineral properties are located.

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

We may be responsible for anticorruption and antibribery law violations.

Our operations are governed by, and involve interactions with, various levels of government in foreign countries. We are required to comply with anticorruption and antibribery laws, including the Corruption of Foreign Public Officials Act (Canada) and the U.S. Foreign Corrupt Practices Act (together, the “Corruption Legislation “) and similar laws in Mexico. These laws generally prohibit companies and company employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. The Corruption Legislation also requires companies to maintain accurate books and records and internal controls. Because our interests are located in Mexico, there is a risk of potential Corruption Legislation violations.

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

The trading price of our common stock has been, and may continue to be, volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	failure to identify mineral reserves at our properties;
●	failure to achieve or continue production at our mineral properties;
●	actual or anticipated changes in the price of silver and base metal byproducts;
●	fluctuations in our quarterly and annual financial results or the quarterly and annual financial results of companies perceived to be similar to us;
●	changes in market valuations of similar companies;
●	success or failure of competitor mining companies;
●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

●	sales of large blocks of our common stock;
●	announcements by us or our competitors of significant developments, contracts, acquisitions or strategic alliances;
●	changes in regulatory requirements and the political climate in the United States, Mexico, Canada or all;
●	litigation and/or investigations involving our Company, our general industry or both;
●	additions or departures of key personnel;
●	investors’ general perception of us, including any perception of misuse of sensitive information;
●	changes in general economic, industry and market conditions;
●	accidents at mining properties, whether owned by us or otherwise;
●	natural disasters, terrorist attacks and acts of war; and
●	our ability to control our costs.

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

As of March 27, 2023, the Electrum Group, LLC and its affiliates (collectively, “Electrum”) and the Municipal Employees’ Retirement System of Michigan (“MERS”) beneficially own approximately 32% and 9% of our outstanding common stock, respectively. We have entered into a shareholder’s agreement with Electrum and MERS pursuant to which Electrum and MERS have certain director nomination rights. The shareholders agreement also provides that Electrum approval must be obtained prior to us engaging in certain corporate actions. As a result, Electrum has significant influence over our management and affairs and, if Electrum owns at least 35% of our outstanding common stock, will have approval rights over certain corporate actions, including, among others, any merger, consolidation or sale of all or substantially all of our assets, the incurrence of more than $100 million of indebtedness and the issuance of more than $100 million of equity securities.

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

PART II

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

Restatement of previously issued Consolidated Financial Statements for the correction of an understatement of Investment in affiliate and an understatement of deferred taxes assets in the combined financial statements of the LGJV

Investment in affiliates – Income Taxes

During the preparation of the 2022 annual financial statements the Company identified that the investment in affiliates and equity income in affiliates were not correct in prior periods. The Company identified that its investment in affiliate, the LGJV, did not recognize certain current and deferred tax assets and deferred tax liabilities in accordance with ASC 740, Income Taxes. As a result, the Company identified that there were errors in the calculation of the deferred tax assets related to property plant and equipment, mine development and historical net operating losses. In certain cases, the tax basis was not calculated in accordance with the Mexican tax regulations. The LGJV understated the value of the deferred tax assets at December 31, 2021, and, as a result, the investment in affiliates was understated before accounting for the impairment. In accordance with ASC 250, Accounting Changes and Error Corrections (“ASC 250”), these items are treated as errors and are material to the 2021 consolidated financial statements and the three quarters ended March 31, 2022, June 30, 2022, and September 30, 2022, and, therefore, require that these consolidated financial statements be restated.

The impact of the error on the financial statements of the LGJV was (i) an increase in deferred tax assets of $8.2 million, and (ii) a decrease in the current income tax liability of $6.3 million as of December 31, 2021, (iii) a decrease in foreign exchange loss of $1.4 million, (iv) and an increase in income tax recovery of $13.1 million.

The impact of the LGJV tax errors on the Company’s financial statements for the year ended December 31, 2021, was an increase in the investment in affiliates and equity income in affiliates of $10.1 million.

Investment in affiliates – Priority distribution payment

The Company also identified that the accounting for the priority distribution payment to our partner in the LGJV was not recorded in accordance with ASC 970 –323-35, Equity Method and Joint Ventures. The priority distribution payment was required to be excluded from the initial equity income in affiliates and equity income should have been recognized after the priority distribution payment was accounted for. This is considered an error in accordance with ASC 250 and is material to the consolidated financial statements for 2021 and the three quarters ended March 31, 2022, June 30, 2022, and September 30, 2022, and, therefore, require that the consolidated financial statements be restated.

The impacts of the error described on the Company’s financial statements for the year ended December 31, 2021, was a decrease in the investment in affiliates and equity income in affiliates of $2.6 million.

Investment in affiliates – impairment

During the process of correcting the deferred tax assets and liabilities discussed above the Company identified that the fair value financial model used to calculate the impairment of the investment in affiliate overstated the amount of VAT receivable that was available to offset against future income taxes payable in Mexico. In addition, the net operating losses and future tax depreciation amounts were incorrectly calculated and the Company incorrectly included the value of future management fees receivable in the fair value calculation. These errors resulted in a decrease of $21.9 million in the fair value of the cash flows used to determine the amount of the impairment of the investment in affiliate. As a result of the changes to the timing and recognition of deferred tax assets and liabilities, the priority distribution payment accounting explained above, and the resulting impact of the basis amortization of the investment in affiliates, the book value of the investment in affiliates increased by $6.9 million. The net result was an increase in the impairment of the investment in affiliates of $28.8 million.

The aggregate impact of the above-noted changes, along with the increase of $0.6 million in the basis amortization of the investment in affiliates resulting from the above-noted changes on basis amortization of the investment in affiliates and other previously uncorrected immaterial misstatement to general and administrative and paid in capital ($0.6 million respectively) was (i) an increase in equity income in affiliates of $6.9 million, (ii) an increase in impairment of investment in affiliates by $28.8 million, (iii) an increase in net loss of $22.4 million, and (vi) a decrease in shareholders’ equity of $21.9 million for the year ended December 31, 2021. These adjustments related to non-cash items, accordingly there were not changes to cash flows from operations, cash flows from investing activities or cash flows from financing activities or to the cash balance for the year ended December 31, 2021.

These are considered errors in accordance with ASC 250 and are material to the consolidated financial statements for 2021 and require that the consolidated financial statements be restated. The restatement adjustments in 2021 only impacted the fourth quarter of 2021 with no impact to the first, second and third quarters of 2021 filed financial statements.

Due to these accounting errors, the Company’s management has concluded that material weaknesses in its internal controls over financial reporting existed at December 31, 2021, and through the current date. See Item 9A Controls and Procedures below for a further description on the material weaknesses.

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

2021 Key Highlights (LGJV at 100% Basis)

●	LGJV revenues totaled $249.2 million for 2021, a 105% increase over 2020 as a result of higher throughput, higher average realized metal prices, higher silver grades and metal recovery;
●	Achieved strong metal recoveries at CLG with silver recovery averaging 88.3%, zinc recovery averaging 62.9% and lead recovery averaging 87.6%;
●	Achieved processing throughput of 909,586 tonnes, averaging 2,492 tpd and exceeding the 2,500 tpd design capacity at the CLG for the last three quarters of 2021;
●	Silver ounces produced increased by 81% to 7.6 million ounces; however, cost sales only increased 50% as a result of the increase in production during 2021. By-product cash operating cost per ounce of payable silver was $4.98 in 2021 compared to $14.48 in 2020. CLG co-product AISC per ounce of payable silver equivalent reduced 25% to $19.05 and by-product AISC per ounce of payable silver reduced 47% to $15.72. The changes were primarily due to increased metal production as a result of higher-grade ore mined and higher mill throughput. See “Non GAAP Financial Measures” below;
●	Repurchased an additional 18.5% interest in the LGJV, increasing the Company’s LGJV interest to 70%;
●	Extinguished the $60 million LGJV WCF of which Gatos Silver’s pro-rata portion was $42 million;
●	Retired the LGJV’s Term Loan of which Gatos Silver’s 70% portion and related costs was $155.9 million;
●	Raised net proceeds of $118.9 million in a follow-on public offering and secured a $50 million Credit Facility;
●	Managed COVID-19 prevention effectively at CLG;

●	Implemented physical and mental health initiatives in the community and continued community infrastructure support to secure our current strong foundation for solid operating performance and community engagement;
●	Advanced definition drilling at CLG with six drills in operation as of December 31, 2021; and
●	Recorded an other-than-temporary impairment totaling $80.3 million (restated) of its investment in affiliates.

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

Impairment of Investment in Affiliates

A loss in value of an investment that is other than a temporary decline shall be recognized. On November 10, 2022, the Company issued an updated technical report for the LGJV, the Los Gatos Technical Report. The Los Gatos Technical Report indicated a significant decrease in the mineral reserves and mineral resources from the previously issued technical report in 2020. The Company considered this reduction in the mineral reserve and mineral resources as an indicator of a possible other-than-temporary decline in value and as a result compared the carrying value of the LGJV on December 31, 2021, to the fair value of the LGJV. The fair value of the LGJV was estimated based on the net present value of the expected cash flows attributable to the Company from the LGJV. The discount rate used was 5.00%.

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

Income Taxes

As we have incurred substantial losses from our exploration and pre-development activities, we may receive future benefits in the form of deferred tax assets that can reduce our future income tax liabilities, if it is more likely than not that the benefit will be realized before expiration or the end of the LOM. Historically, we have not recognized these potential benefits in our financial statements and have fully reserved for such net deferred tax assets, as we believe it is more likely than not that the full benefit of these net deferred tax assets will not be realized before expiration. As at December 31, 2021, a deferred tax asset of $17.4 million (restated) was recognized at the LGJV.

Royalties

Exploration activities are conducted on the mining concessions in Mexico. Mineral and concession lease payments are required to be paid to various entities to secure the appropriate claims or surface rights. Certain of these agreements also have royalty payments that were triggered when we began producing and selling lead and zinc concentrates.

Results of Operations

Results of operations Gatos Silver

The following table presents certain information relating to our operating results for the years ended December 31, 2021 and 2020. In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), these financial results represent the restated consolidated results of operations of our Company and its subsidiaries (in thousands).

	Years Ended December 31,
	2021	2020
	(restated)
Expenses
Exploration	$1,657	$785
General and administrative	21,447	7,765
Amortization	89	30
Total expenses	23,193	8,580
Other income (expense)
Equity income (loss) in affiliates	42,804	(17,585)
Impairment of investment in affiliates	(80,348)	—
Arrangement fees	(195)	(4,843)
Interest expense	(185)	(4,047)
Other (expense) income	(4,738)	28
Total other expense	(42,662)	(26,447)
Net loss from continuing operations	$(65,855)	$(35,027)
Net loss from discontinued operations	—	(5,414)
Net loss	$(65,855)	$(40,441)

Gatos Silver

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

Exploration

Exploration costs incurred during 2021 increased approximately $0.9 million from 2020 mainly due to additional exploration drilling and sampling costs incurred.

General and administrative expenses

During 2021, we incurred general and administration expense of $21.4 million (restated) compared to $7.8 million in 2020. The $13.6 million increase is due to higher corporate expenditures related to public company governance and reporting requirements and increased stock-based compensation expense incurred during the year ended December 31, 2021. The Company also incurs expenses related to providing management and administration services to the LGJV, for which it receives a management fee, included in Other Income ($5.0 million for the year ended December 31, 2021).

Equity income (loss) in affiliates

The improvement in equity income (loss), for the year ended December 31, 2021, resulted primarily from the increase in our ownership in the LGJV from 51.5% to 70.0% on March 11, 2021, resulting in a larger component of the net income of the investment in affiliates being recognized by the Company. In addition, during 2021 the LGJV recorded net income of $78.6 million (restated) compared to a net loss of $27.7 million in 2020, as a result the equity income in affiliates recorded during 2021 increased. The increase in net income at the LGJV was primarily due to the increase in concentrate sold and higher realized metals prices for the year ended December 31, 2021, compared to the year ended December 31, 2020. Concentrate production increased in 2021 due to mining and processing activities operating near design throughput for the year ended December 31, 2021, compared to the ramp-up to design throughput during the year ended December 31, 2020. Production during 2020 was impacted by the COVID-19 pandemic whereas the LGJV incurred certain fixed costs during the April through May 2020 temporary suspension and the related ramp-up periods, which contributed to the LGJV operating loss for the year ended December 31, 2020.

Impairment of investment in affiliate

On November 10, 2022, we provided an updated technical report for the LGJV, the Los Gatos Technical Report. The Los Gatos Technical Report indicated a significant decrease in the mineral reserve and mineral resource from the previously issued technical report in 2020. We considered this reduction in the mineral reserve and mineral resources as an indicator of a possible other-than-temporary impairment and as a result compared the carrying value of the LGJV on December 31, 2021, to the fair value of the LGJV.

The fair value of the LGJV was estimated based on the net present value of the expected cash flows attributable to the Company from the LGJV. The discount rate used was 5.00%. The fair value of the investment in the LGJV was estimated to be $333.5 million (restated) and the carrying value at December 31, 2021 was $413.8 million. Since the carrying value exceeded the fair value a non-cash impairment charge of $80.3 million was recorded during the fourth quarter of 2021. There was no impairment recorded for the year ended December 31, 2020.

Other (expense) income

Other loss of $4.7 million in 2021 primarily consists of the $10.0 million fee paid to Dowa, offset by a $5.0 million management fee received from the LGJV.

Net loss

For the year ended December 31, 2021, we recorded a net loss from continuing operations of $65.9 million (restated) compared to a net loss from continuing operations of $35.0 million for the year ended December 31, 2020. In addition to the items listed above the net loss for 2021 was also impacted by a $10.0 million fee paid to Dowa, the $4.6 million decrease in LGJV arrangement fees due to lower outstanding balances on the WCF and Term Loan extinguished in 2021, and the $4.0 million non-recurring interest expense in 2020 associated with the convertible note that was converted to capital stock as part of the IPO.

Results of operations LGJV

The following table presents operational information and select restated financial information of the LGJV for years ended December 31, 2021 and 2020. The financial information is extracted from the Combined Statements of Income (Loss) for the years ended December 31, 2021 and 2020. The financial and operational information of the LGJV and CLG is shown on a 100% basis. As of December 31, 2021, our ownership of the LGJV was 70.0%.

	Year Ended
Financial	December 31,
Amounts in thousands	2021	2020
Revenue	$249,194	$121,470
Cost of sales	97,710	65,005
Royalties	4,781	2,148
Exploration	5,383	841
General and administrative	13,345	9,718
Depreciation, depletion and amortization	52,402	44,904
Other	—	3,416
Total other expense	(12,086)	(23,154)
Income tax recovery (restated)	15,097	—
Net income (loss) (restated)	$78,584	$(27,716)
Operating Results
Tonnes milled (dmt)	909,586	667,422
Tonnes milled per day (dmt)	2,492	1,829
Average Grades
Silver grade (g/t)	295	229
Gold grade (g/t)	0.32	0.42
Lead grade (%)	2.27	2.27
Zinc grade (%)	3.94	3.64
Contained Metal
Silver ounces (millions)	7.6	4.2
Zinc pounds - in zinc conc. (millions)	49.6	34.2
Lead pounds - in lead conc. (millions)	39.8	27.4
Gold ounces - in lead conc. (thousands)	5.2	4.9
Recoveries [1]
Silver - in both lead and zinc concentrates	88.3%	84.1%
Zinc - in zinc concentrate	62.9%	63.0%
Lead - in lead concentrate	87.6%	82.3%
Gold - in lead concentrate	56.3%	55.4%
Average realized price per silver ounce	$24.38	$19.97
Average realized price per gold ounce	$1,761	$1,709
Average realized price per lead pound	$1.01	$0.83
Average realized price per zinc pound	$1.38	$1.03
Co-product AISC per ounce of payable silver equivalent[2]	$19.05	$25.34
By-product AISC per ounce of payable silver[2]	$15.72	$29.82
(1)	Recoveries are reported for payable metals in the identified concentrate. Recoveries reported previously were based on total metal in both concentrates.
(2)	See “Non-GAAP Financial Measures” below.

LGJV

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

Revenue increased by 105% in 2021 compared to 2020, as a result of the continued ramp-up in production during 2021 and an increase in realized metal prices. Lead and zinc concentrate production increased 45% and 45% respectively, and realized silver, zinc and lead prices increased 22%, 34% and 22%, respectively. Silver and zinc ore grades increased 29% and 8%, respectively.

Cost of sales

Cost of sales increased by 50% primarily as a result of the increase in production and higher input costs due to cost inflation. Production during 2020 was impacted by the COVID-19 pandemic whereas the LGJV incurred certain fixed costs during the April through May 2020 temporary suspension and the related ramp-up periods. Co- product AISC per ounce of payable silver equivalent and by-product AISC per ounce of decreased by 25% and 47% respectively, to $19.05 and 15.72, respectively, for the year ended 2021.

Royalties

Royalty expense increased by $2.6 million in 2021 due to the increase in metal prices and increase in metal production during the year ended December 31, 2021.

Exploration

Exploration expense of $5.4 million in 2021 related to work performed to expand resources throughout the LGD.

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

Other expense

Other expense decreased primarily due to a 48% decrease in interest expense due to lower interest rates, lower borrowings and lower arrangement fees incurred during 2021 compared to 2020 as a result of the retirement of the WCF and the Term Loan.

Income tax recovery

In 2021, the LGJV recognized an income tax recovery due to the release of the full valuation allowance on its deferred tax assets.

Net Income (loss)

For the year ended December 31, 2021, the LGJV had net income of $78.6 million (restated) compared to a net loss of $27.7 million for the year ended December 31, 2020. The change in net income (loss) was primarily due to the significant increase in revenue driven by the strong improvement in production during 2021, partially offset by an increase in cost of sales, royalties, depreciation depletion and amortization, royalty expense, and general and administrative expense. In addition, interest expense decreased 56% due to lower interest rates, lower borrowings and lower arrangement fees resulting from the retirement of the WCF and Term Loan and the LGJV recognized an income tax benefit due to the release of the full valuation allowance and an increase in income tax benefit in the current year.

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

On May 31, 2023, our cash and cash equivalents are $10.5 million and we have $41 million available to be drawn under the Credit Facility; and the LGJV has cash and cash equivalents of $78.9 million. We believe we have sufficient cash and access to borrowings and other resources to carry out our business plans for at least the next 12 months. We may decide to increase our current financial resources with external financings if our long-term business needs require us to do so however there can be no assurance that the financing will be available to us on acceptable terms, or at all. We manage liquidity risk through our credit facility and the management of our capital structure.

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

On March 7, 2022, we amended the Credit Facility with the lender, BMO, to address potential loan covenant deficiencies. The amendment included the following revisions:

●	the credit limit was reduced to $30.0 million, until we deliver a new LOM CLG financial model with updated mineral reserves;
●	upon assessment of the new CLG financial model, BMO, in its sole discretion, may increase the credit limit up to the original $50.0 million;
●	requirement to provide updated financial projections for the CLG by September 30, 2022. The financial projections were provided by the required date, and it was used as the basis for the amendment entered into on December 19, 2022 discussed below; and
●	waivers of certain defaults, events of default, representations and warranties and covenants arising out of the facts that led to the potential reduction in metal content of the previously stated mineral reserve figures.

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

Equity Method Investment

We account for our investment in affiliates using the equity method of accounting whereby, after valuing the initial investment, we recognize our proportional share of results of operations of the affiliate in our consolidated financial statements. The value of equity method investments are adjusted if it is determined that there is an other-than-temporary decline in value. The Company reviews equity method investments for an other-than-temporary decline in value when events or circumstances indicate that a decline in the fair value of the investment below its carrying value is other-than-temporary. Our investment in the LGJV is presented as investment in affiliates in the consolidated balance sheet. The difference between the carrying amount of the investment in affiliates and our equity in the LGJV’s net assets is due to value of mineral resources at MPR. We have historically incurred certain costs on behalf of the LGJV, primarily related to a project development loan arrangement fee, and may incur such fees from time to time in the future. Our proportional share of such costs are reported as an investment in affiliate and the residual costs, related to Dowa’s proportional ownership, are reported in the statement of loss.

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

Income and Mining Taxes

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in the United States and Mexico. Refer to ”Critical Accounting Policies - Mineral Properties and Carrying Value of Long-Lived Assets” above for a discussion of the factors that could cause future cash flows to differ from estimates. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize deferred tax assets recorded at the balance sheet date could be impacted. Additionally, future changes in tax laws in the jurisdictions in which we operate could limit our ability to obtain the future tax benefits represented by our deferred tax assets recorded at the reporting date.

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

The calculations for determining co-product and by-product cash cost and co-product and by-product AISC per ounce for year ended December 31, 2021, were updated to include period end accruals for sales (both volume and value for payable metals). In addition, the calculation for determining silver equivalent ounces used for co-product cash cost per ounce and co-product AISC per ounce was updated to include final settlements in the calculation of the realized metal prices.

	Years Ended December 31,
(in thousands, except unit costs)	2021	2020
Cost of sales	$97,710	$65,005
Royalties	4,781	2,148
Exploration	5,383	841
General and administrative	13,345	9,718
Depreciation, depletion and amortization	52,402	44,904
Other	—	3,416
Total expenses	$173,621	$126,032
Depreciation, depletion and amortization	(52,402)	(44,904)
Exploration[1]	(5,383)	(841)
Treatment and refining costs[2]	21,601	23,305
Cash costs (A)	$137,437	$103,592
Sustaining capital	72,979	51,093
All-in sustaining costs (B)	$210,416	$154,685
By-product credits[3]	(103,571)	(55,370)
All-in sustaining costs, net of by-product credits (C)	$106,845	$99,315
Cash costs, net of by-product credits (D)	$33,866	$48,222

Payable ounces of silver equivalent[4] (E)	11,045	6,104
Co-product cash cost per ounce of payable silver equivalent (A/E)	$12.44	$16.97
Co-product all-in sustaining cost per ounce of payable silver equivalent (B/E)	$19.05	$25.34

Payable ounces of silver (F)	6,797	3,331
By-product cash cost per ounce of payable silver (D/F)	$4.98	$14.48
By-product all-in sustaining cost per ounce of payable silver (C/F)	$15.72	$29.82

1 Exploration costs are not related to current mining operations.

2 Represent reductions on customer invoices and included in Revenue of the LGJV combined statement of income (loss).

3 By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period.

4 Silver equivalents utilize the average realized prices during the year ended December 31, 2021 of $24.38/oz silver, $1.38/lb zinc, $1.01/lb lead and $1,761/oz gold and the average realized prices during the year ended December 31, 2020 of $19.97/oz silver, $1.03/lb zinc, $0.83/lb lead and $1,709/oz gold. The average realized prices are determined based on revenue inclusive of final settlements.

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

Restatement of 2021 consolidated financial statements

As discussed in Note 3 to the consolidated financial statements, the 2021 consolidated financial statements have been restated to correct certain misstatements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

June 26, 2023

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

Denver, Colorado
March 29, 2021

GATOS SILVER, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands of United States dollars, except for share and per share amounts)

	Notes	2021	2020
		(restated)
ASSETS
Current Assets
Cash and cash equivalents		$6,616	$150,146
Related party receivables		1,592	1,727
Other current assets	4	3,558	3,879
Total current assets		11,766	155,752
Non-Current Assets
Investment in affiliates	16	333,447	109,597
Other non-current assets		35	61
Total Assets		$345,248	$265,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	6	$1,406	$4,024
Non-Current Liabilities
Credit Facility, net of debt issuance costs	12	12,620	—
Shareholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,162,223 and 59,183,076 shares outstanding as of December 31, 2021 and December 31, 2020, respectively		117	108
Paid‑in capital		544,383	409,728
Accumulated deficit		(213,278)	(147,423)
Treasury stock, at cost, nil and 144,589 shares as of December 31, 2021 and December 31, 2020, respectively		—	(1,027)
Total shareholders’ equity		331,222	261,386
Total Liabilities and Shareholders’ Equity		$345,248	$265,410

See accompanying notes to the consolidated financial statements.

GATOS SILVER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands of United States dollars, except for share and per share amounts)

	Notes	2021	2020
		(restated)
Expenses
Exploration		$1,657	$785
General and administrative		21,447	7,765
Amortization		89	30
Total expenses		23,193	8,580
Other income (expense)
Equity income (loss) in affiliates	3, 16	42,804	(17,585)
Impairment of investment in affiliates	3, 16	(80,348)	—
Arrangement fees		(195)	(4,843)
Interest expense		(185)	(4,047)
Other (expense) income	8, 11	(4,738)	28
Total other expense		(42,662)	(26,447)
Net loss from continuing operations		$(65,855)	$(35,027)
Net loss from discontinued operations	14	—	(5,414)
Net loss		$(65,855)	$(40,441)
Net loss per share:
Basic and diluted(1)
Continuing operations		$(1.03)	$(0.80)
Discontinued operations		$—	$(0.13)
		$(1.03)	$(0.93)
Weighted average shares outstanding:
Basic and diluted(1)		63,994,693	43,655,601
(1)	Prior period results have been adjusted to reflect the two-for-one reverse split in October 2020. See Note 1, Description of Business for details.

GATOS SILVER, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands of United States dollars, except for share and per share amounts)

	Number (1)		Amount
	Common	Treasury	Common	Treasury	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2019	40,323,430	144,589	$80	$(1,027)	$375,921	$(225,583)	$149,391
Stock-based compensation	—	—	—	—	4,563	—	4,563
Issuance of common stock, net	24,644,500	—	25	—	155,612	—	155,637
Convertible note conversion	2,712,003	—	3	—	18,981	—	18,984
Deferred salary conversion	47,061	—	—	—	329	—	329
DSU compensation	—	—	—	—	61	—	61
Distribution from Reorganization	(8,543,918)	—	—	—	(145,780)	118,601	(27,179)
Other	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	(40,441)	(40,441)
Balance at December 31, 2020	59,183,076	144,589	$108	$(1,027)	$409,728	$(147,423)	$261,386
Stock-based compensation(2)	—	—	—	—	7,694	—	7,694
Issuance of common stock, net	9,830,426	(144,589)	9	1,027	126,071	—	127,107
DSU compensation	—	—	—	—	1,163	—	1,163
DSUs converted to common stock	148,721	—	—	—	—	—	—
Other	—	—	—	—	(273)	—	(273)
Net loss(2)	—	—	—	—	—	(65,855)	(65,855)
Balance at December 31, 2021(2)	69,162,223	—	$117	$—	$544,383	$(213,278)	331,222
(1)	Prior period results have been adjusted to reflect the two-for-one reverse split in October 2020. See Note 1, Description of Business for details.
(2)	Information for the year ended December 31, 2021, has been restated.

GATOS SILVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands of United States dollars, except for share and per share amounts)

	Notes	2021	2020
		(restated)
OPERATING ACTIVITIES
Net loss		$(65,855)	$(40,441)
Plus net loss from discontinued operations		—	5,414
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization		89	30
Stock-based compensation expense	9	7,738	4,368
Equity (income) loss in affiliates	16	(42,804)	17,585
Interest expense on convertible notes beneficial conversion terms	7	—	3,984
Impairment of investment in affiliates	16	80,348	—
Other		(260)	329
Changes in operating assets and liabilities:
Receivables from related‑parties		134	(4,752)
Accounts payable and other accrued liabilities		(1,196)	2,027
Other current assets		321	(3,479)
Operating cash flows from discontinued operations		—	(3,453)
Net cash used by operating activities		(21,485)	(18,388)
INVESTING ACTIVITIES
Transfers of restricted cash to cash		—	151
Investment in affiliates	16	(261,439)	(12,298)
Investing cash flows from discontinued operations		—	18
Net cash used by investing activities		(261,439)	(12,129)
FINANCING ACTIVITIES
Related‑party convertible debt		—	15,000
Credit Facility	12	13,000	—
Financing costs		(7,277)	(4,039)
Issuance of common stock	9	133,085	160,436
Issuance of treasury stock		1,027	—
Other		(441)	260
Financing cash flows from discontinued operations		—	807
Net cash provided by financing activities		139,394	172,464
Net (decrease) increase in cash and cash equivalents		(143,530)	141,947
Cash and cash equivalents, beginning of period		150,146	9,085
Less cash of discontinued operations		—	886
Cash and cash equivalents form continuing operations, end of period		$6,616	$150,146
Interest paid		$168	$—
Supplemental disclosure of noncash transactions:
Deferred financing costs included in accounts payable and accrued liabilities		$—	$1,118
Director fees in accrued liabilities converted to deferred share units		$306	$61
Conversion of related party accounts receivable into LGJV capital contributions		$—	$9,448
Conversion of convertible notes to equity		$—	$15,000
Underwriting fees recorded to deferred financing costs		$—	$(12,076)
Deferred financing costs charged to equity		$—	$16,874

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

Dowa acquired a 30% interest in the LGJV and the right to purchase future zinc concentrate production at market rates by completing its $50,000 funding requirement on April 1, 2016. The LGJV completed a feasibility study in January 2017 and a technical update to the feasibility study in July 2020. On January 25, 2022, the Company announced that the July 2020 technical report should not be relied upon. In May 2019, Dowa increased its ownership interest by 18.5% to 48.5% through the conversion of the Dowa MPR Loan to equity. On March 11, 2021, the Company repurchased the 18.5% interest from Dowa for a total consideration of $71,550, including Dowa holding costs of this incremental interest, increasing the Company’s ownership in the LGJV Entities to 70.0%. These transactions resulted in a $47,400 higher basis than the underlying net assets of the LGJV Entities. This basis difference is being amortized over the LGJV Entities proven and probable reserves. See Note 11 - Commitment, Contingencies and Guarantees for further discussion. The LGJV ownership is currently 70% Gatos Silver and 30% Dowa. Despite owning the majority interest in the LGJV, the Company does not exercise control over the LGJV due to certain provisions contained in the Unanimous Omnibus Partner Agreement that currently require unanimous partner approval of all major operating decisions.

On September 1, 2019, the LGJV commenced commercial production of its two concentrate products: a lead concentrate and a zinc concentrate. The LGJV’s lead and zinc concentrates are currently sold to third party customers.

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

Pursuant to the distribution of SOP, the accounts for SOP are presented as discontinued operations in the Company’s consolidated financial statements for all periods presented. See Note 14 – Discontinued Operations for additional detail.

2.Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and include the accounts of Gatos Silver and its subsidiaries, GSC and MLS. All Company subsidiaries are consolidated. All significant intercompany balances and transactions have been eliminated. All equity interest in the Company’s wholly-owned subsidiary, SOP, was distributed to its stockholders in October 2020. The accounts for SOP have been presented as discontinued operations in the accompanying consolidated financial statements. Prior year amounts have also been modified in these financial statements to properly report amounts under current operations and discontinued operations. See Note 14 – Discontinued Operations for further discussion.

All common stock shares, options and deferred stock units amounts and prices in the consolidated financial statements have been adjusted for the Reverse Split.

As described in Note 3 – Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2021 and for the year then ended (“Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the recording of income taxes of the Company’s investment in affiliate and the resulting adjustments to the Company’s financial statements. An additional adjustment to correct the accounting for the priority distribution due to our LGJV partner was made to exclude the priority distribution payment from the net income of the LGJV in calculating the equity income in affiliate for 2021, resulting in a change in the equity pickup and the fair value calculation and impairment amounts. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 3—Restatement of Previously Issued Financial Statements for further discussion.

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

Other than temporary impairment - investment

A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of such losses might include, but are not limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. If circumstances require an investment is tested for an other than temporary decline in value, the Company will first estimate the fair value of the investment based on discounted cash flows then compare it to the carrying value of the investment. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. We recognized an impairment on our Investment in Affiliate in 2021. See Note 16 – Investment in Affiliates for further discussion.

Stock-based compensation

The Company recognizes all employee stock-based compensation as a cost in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award. Stock-based compensation expense is included as a component of general and administrative expense over the requisite service period of the award based on the number of awards expected to vest.

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

3.Restatement of Previously Issued Financial Statements

In accordance with ASC 250, Accounting Changes and Error Corrections (“ASC 250”), the following items are treated as errors and are material to the 2021 consolidated financial statements, and, therefore, require that the consolidated financial statements be restated. The restatement adjustments in 2021 only impacted the fourth quarter of 2021 with no impact to the first, second, and third of 2021 interim condensed consolidated financial statements filed.

Investment in affiliates – Income Taxes recorded by affiliates

During the preparation of the 2022 annual financial statements the Company identified that the investment in affiliates and equity income in affiliates were not correct in prior periods. The Company identified that its investment in affiliate, the LGJV, did not recognize certain current deferred tax assets and deferred tax liabilities in accordance with ASC 740, Income Taxes. The Company identified that there were errors in the calculation of the deferred tax assets related to property plant and equipment, mine development and historical net operating losses. In certain cases, the tax basis was not calculated in accordance with the Mexican tax regulations. The LGJV understated the value of the deferred tax assets at December 31, 2021, and, as a result, the investment in affiliates was understated before accounting for the impairment. In accordance with ASC 250, Accounting Changes and Error Corrections (“ASC 250”), these items are treated as errors and are material to the 2021 consolidated financial statements and, therefore, require that these consolidated financial statements be restated.

The impact of the error on the financial statements of the LGJV was (i) an increase in net deferred tax assets of $8,181, (ii) a decrease in the current income tax liability of $6,315 at December 31, 2021, (iii) a decrease in foreign exchange loss of $1,356, and (iv) an increase in income tax recovery of $13,140.

The impact of the LGJV tax errors on the Company’s financial statements for the year ended December 31, 2021, was an increase in the investment in affiliates and equity income in affiliates of $10,147.

Investment in affiliates – Priority distribution payment

The Company also identified that the accounting for the priority distribution payment to our partner in the LGJV was not recorded in accordance with ASC 970 –323-35, Equity Method and Joint Ventures. The priority distribution payment was required to be excluded from the initial equity income in affiliates and equity income should have been recognized after the priority distribution payment was accounted for. This is considered an error in accordance with ASC 250 and is material to the consolidated financial statements for 2021 and, therefore, require that these consolidated financial statements be restated.

The impact of the error described above on the Company’s financial statements for the year ended December 31, 2021, was a decrease in the investment in affiliates and equity income in affiliates of $2,579.

Investment in affiliates – impairment

During the process of correcting the deferred tax assets and liabilities discussed above the Company identified that the fair value financial model used to calculate the impairment of the investment in affiliate overstated the amount of VAT receivable that was available to offset against future income taxes payable in Mexico. In addition, the net operating losses and future tax depreciation amounts were incorrectly calculated and the Company incorrectly included the value of future management fees receivable in the fair value calculation. These errors resulted in a decrease of $21,863 in the fair value of the cash flows used to determine the amount of the impairment of the investment in affiliate. As a result of the changes to the timing and recognition of deferred tax assets and liabilities, the priority distribution payment accounting explained above, and the resulting impact on the basis amortization of the investment in affiliates, the book value of the investment in affiliates increased by $6,921. The net result of these items was an increase in the impairment of $28,784.

The impact of these items was (i) a decrease in the investment in affiliates of $28,784 at December 31, 2021 (ii) an increase in equity income in affiliates of $6,921, and (iii) an increase in impairment of investment in affiliates of $28,784 for the year ended December 31, 2021.

These are considered errors in accordance with ASC 250 and are material to the consolidated financial statements for 2021 and require that the consolidated financial statements be restated. Restatement adjustments in 2021 only impacted the fourth quarter of 2021 period with no impact to the first, second and third quarters of 2021 filed financial statements. There is no impact on the financial statements for 2020.

Impact of the Restatement

The aggregate impact of the above-noted changes, along with the increase of $647 in the basis amortization of the investment in affiliates resulting from the above-noted changes and other previously uncorrected immaterial misstatement to general and administrative and paid in capital ($554 respectively), are included in the total adjustments described in the tables below. The cumulative impact of these items was (i) an increase in equity income in affiliates of $6,921, (ii) an increase in impairment of the investment in affiliates of $28,784, (iii) an increase in net loss of $22,417, and (iv) a decrease in shareholders’ equity of $21,863 at December 31, 2021. These adjustments related to non-cash items, accordingly there were not changes to cash flows from operations, cash flows from investing activities or cash flows from financing activities or to the cash balance for the year ended December 31, 2021.

	Year Ended		Year Ended
	December 31, 2021		December 31, 2021
Consolidated Balance Sheet	As previously reported	Adjustment	As restated
Investment in affiliates	355,310	(21,863)	333,447
Total Assets	367,111	(21,863)	345,248
Paid -in capital	543,829	554	544,383
Accumulated deficit	(190,861)	(22,417)	(213,278)
Total shareholders’ equity	353,085	(21,863)	331,222
Total liabilities and shareholders’ equity	367,111	(21,863)	345,248

	Year Ended		Year Ended
	December 31, 2021		December 31, 2021
Consolidated Statement of Operations	As previously reported	Adjustment	As restated
General and administrative	20,893	554	21,447
Equity income in affiliates	35,883	6,921	42,804
Impairment of investment in affiliates	(51,564)	(28,784)	(80,348)
Total other expense	(20,799)	(21,863)	(42,662)
Net loss from continuing operations	(43,438)	(22,417)	(65,855)
Net loss	(43,438)	(22,417)	(65,855)
Net loss per share
Basic and diluted	(0.68)	(0.35)	(1.03)

	Year Ended		Year Ended
	December 31, 2021		December 31, 2021
Consolidated Statement of Shareholders’ Equity (Deficit)	As previously reported	Adjustment	As restated
Net loss	(43,438)	(22,417)	(65,855)
Accumulated Deficit Balance at December 31, 2021	(190,861)	(22,417)	(213,278)
Total shareholders’ equity	353,085	(21,863)	331,222
Paid -in capital	543,829	554	544,383

	Year Ended		Year Ended
	December 31, 2021		December 31, 2021
Consolidated Statement of Cash Flows	As previously reported	Adjustment	As restated
Net loss	(43,438)	(22,417)	(65,855)
Equity income in affiliates	(35,883)	(6,921)	(42,804)
Stock based compensation	7,184	554	7,738
Impairment of investment in affiliates	(51,564)	(28,784)	(80,348)

4.Other Current Assets

	December 31,	December 31,
	2021	2020
Value added tax receivable	$575	$318
Prepaid expenses	2,976	3,560
Other	7	1
Total other current assets	$3,558	$3,879

5.Property, Plant and Equipment, net

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

6.Accounts Payable and Other Accrued Liabilities

	December 31,	December 31,
	2021	2020
Accounts payable	$196	$560
Accrued expenses	623	1,240
Accrued compensation	587	1,964
Other	—	260
Total accounts payable and other current liabilities	$1,406	$4,024

7.Related Party Convertible Notes

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

8.Related-Party Transactions

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

SSMRC

The Company had a Management Services Agreement with Sunshine Silver Mining & Refining Corporation (“SSMRC”) (f.k.a. SOP), pursuant to which the Company provided certain limited executive and managerial advisory services to SSMRC until terminated by either party. SSMRC reimbursed the Company for costs of such services. The Company earned $16 and $41 from SSMRC under this agreement during the years ended December 31, 2021 and 2020, respectively. This agreement was terminated effective December 31, 2021.

9.Stockholders’ Equity

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

	Years ended December 31,
	2021	2020
	(restated)
Stock Options	$7,716	$4,368
PSUs	22	—
	$7,738	$4,368

Stock Option Transactions

The Company’s stock options have a contractual term of 10 years and entitle the holder to purchase one share of the Company’s common stock. The options granted to the Company’s employees and LGJV personnel prior to 2020 have a requisite service period of four years and vest in equal annual installments. Starting in 2020, the options granted to the Company’s employees and LGJV personnel have a requisite service period of three years. The sign on options granted to the Company’s President in June 2021 vest in three equal tranches, the first of which vested immediately, and the remainder on the first and second anniversaries of employment with the Company, subject to continued employment on such vesting dates. The options granted to non-employee directors prior to 2020 have a requisite service period of one year and vest in equal monthly installments. The options granted to non-employee directors in January 2020 have a requisite service period of one and a half years and vest in monthly installments. The options granted to non-employee directors in June 2021 have a requisite service period of one year and vest in semi-annual installments. On December 31, 2021, there was $10,346 of unrecognized stock based compensation expense which is expected to be recognized over a weighted-average period of 2.1 years.

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

The weighted average grant date fair value per share was $7.54 and $5.65 for the years ended December 31, 2021 and 2020, respectively.

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

10.Fair Value Measurements

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

The Company recorded its initial investment in affiliates at fair value within Level 3 of the fair value hierarchy, as the valuation was determined based on internally developed assumptions with few observable inputs and no market activity. For the year ended December 31, 2021, the Company recorded impairment charges associated with the investment in the LGJV, and reduced the carrying amount of such asset subject to the impairment to their estimated fair value. See Note 16 – Investment in Affiliates for additional information on the impairment.

11.Commitments, Contingencies and Guarantees

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

Legal

On February 22, 2022, a purported Gatos stockholder filed a putative class action lawsuit in the United States District Court for the District of Colorado against the Company, certain of our former officers, and several directors (the “U.S. Class Action”). An amended complaint was filed on August 15, 2022. The amended complaint, allegedly brought on behalf of certain purchasers of Gatos common stock and certain traders of call and put options on Gatos common stock from December 9, 2020 through January 25, 2022, seeks, among other things, damages, costs, and expenses, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as well as Sections 11 and 15 of the Securities Act of 1933. The amended complaint alleges that certain individual defendants and Gatos, pursuant to the control and authority of the individual defendants, made false and misleading statements and/or omitted certain material information regarding the mineral resources and reserves at the Cerro Los Gatos mine. Gatos and all defendants filed a motion to dismiss this action on October 14, 2022. That motion was fully briefed as of December 23, 2022. On

April 26, 2023, following a joint motion, the Court ordered that it will postpone a ruling on defendants’ motion to dismiss until on or after June 26, 2023.

On June 13, 2023, we entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties have agreed to resolve the U.S. Class Action for a payment by us and our insurers of $21,000 to a settlement fund. We are in the process of finalizing the amount of defense expenses incurred that are covered under the directors’ and officers’ insurance policy which will be deducted from the $10,000 retention held by the Company. We expect to fund no more than $7,900 of the settlement, with the balance of the settlement payment to be paid by insurance. We and the other defendants will not admit any liability as part of the settlement. Since the settlement of the U.S. Class Action is subject to conditions, there can be no assurance that the U.S. Class Action will be finally resolved pursuant to the agreement in principle that has been reached.

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

12.Debt

On July 12, 2021, the Company entered into a Credit Facility. The Credit Facility provides for a revolving line of credit in a principal amount of $50,000 and had an accordion feature which at the time allowed for an increase in the total line of credit up to $100,000, subject to certain conditions. Loans under the Credit Facility bore interest at a rate equal to either the LIBOR rate plus a margin ranging from 3.00% to 4.00% or the U.S. Base Rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company, in each case, with such margin determined in accordance with the Company’s consolidated net leverage ratio as of the end of the applicable period. The Credit Facility contains affirmative and negative covenants that are customary for credit agreements of this nature. The affirmative covenants consist of a leverage ratio, a liquidity covenant and an interest coverage ratio. The negative covenants include, among other things, limitations on asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates. Obligations under the Credit Facility may be accelerated upon the occurrence of certain customary events of default. The Company complied with all covenants under the Credit Facility as of December 31, 2021.

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

On December 19, 2022, the Company entered an amended and restated Credit Facility with BMO extending the maturity date and re-establishing a credit limit of $50,000, with an accordion feature providing up to an additional $25,000. Key terms of the amended Credit Facility include:

●	audited financial statements for fiscal years 2021 are to be provided no later than April 15, 2023, and audited financial statements for fiscal year 2022 and unaudited financial statements for the first three fiscal quarters in fiscal year 2022 are to be provided no later than April 30, 2023. A waiver was subsequently extended for the aforementioned financial statements and the unaudited financial statements for the three months ended March 31, 2023, to be provided no later than July 15, 2023;
●	$50,000 revolving line of credit with an accordion feature, which allows for an increase in the total line of credit up to $75,000, subject to certain conditions;
●	The maturity date is extended from July 31, 2024 to December 31, 2025;
●	A change in the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”); and
●	Loans under the Revolver bear interest at a rate equal to either a term SOFR rate plus a margin ranging from 3.00% to 4.00% or a U.S. base rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company.

13.Income Taxes

The components of loss from continuing operations before income taxes were as follows for the years ended December 31:

	2021	2020
	(restated)
U.S.	$(61,976)	$(32,964)
Mexico	(3,879)	(2,063)
Total	$(65,855)	$(35,027)

The consolidated income tax benefit from continuing operations consisted of nil and nil, for the years ended December 31, 2021 and 2020, respectively.

A reconciliation of the actual income tax benefit and the tax computed by applying the applicable U.S. federal rate of 21% to the loss before income taxes is as follows for the years ended December 31:

	2021	2020
	(restated)
Tax benefit from continuing operations	$13,830	$7,356
State tax benefit from continuing operations	136	1,577
Nondeductible Expenses	—	(773)
Change in Valuation Allowance	(6,000)	(8,707)
Effect of Change in Tax Rates	(9,223)	2,991
US/Foreign Tax Rate Differential	398	49
Current Year NOL Utilization	—	(2,186)
Other	859	(307)
Total income tax benefit	$—	$—

The components of the net deferred tax assets (liabilities) are summarized as follows for the year ended:

	2021	2020
	(restated)
Deferred tax assets
Accrued compensation	$29	$457
Deferred share unit awards	427	218
Other accrued liabilities	22	26
Mineral properties	2,057	2,487
U.S. operating loss carryforward	22,340	30,729
LGJV equity investment	7,395	14,091
Mexico operating loss carryforward	3,049	—
Stock Options	8,518	8,182
Loan Fees	—	1,303
Other	22	27
Valuation allowances	(43,026)	(56,320)
Total deferred tax assets	$833	$1,200
Deferred tax liabilities
Property, plant and equipment	(229)	(276)
Exploration and Development	(19)	(16)
Prepaid expenses	(585)	(908)
Total deferred tax liabilities	$(833)	$(1,200)
Net deferred income tax assets (liabilities)	$—	$—

Based upon the level of taxable income (loss) and projections of future taxable income (loss) over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance from continuing operations against the United States and Mexico net deferred tax asset balances of $43,026. If the Company is profitable for a number of years, and the prospects for the realization of the deferred tax assets become more likely than not, the Company will then reverse all or a portion of the valuation allowance that could result in a reduction of future reported income tax expense.

At December 31, 2021, the Company had $103,796 of net operating loss carryforwards from continuing operations in the United States. Of the total net operating loss from continuing operations, $84,866 expire at various dates through 2037, and $18,930 may be carried forward indefinitely. There are also $10,164 (restated) of net operating loss carryforwards (net of inflation adjustments) in Mexico related to MLS which expire at various dates through 2031. No assets have been recognized for net operating loss carryforwards where the Company believes it is more likely than not that the net operating losses will not be realized. The Company will monitor the valuation on an ongoing basis and will make the appropriate adjustments as necessary should circumstances change.

The Company has adopted the provisions of ASC 740-10, Income Taxes. The Company files income tax returns in the U.S., Mexico, Colorado, Idaho, Montana and Utah. The Company’s foreign assets and operations are owned by entities that have elected to be treated for U.S. tax purposes as corporations and, as a result, the taxable income or loss and other tax attributes of such entities are not included in the Company’s U.S. federal consolidated income tax return. The statute of limitations for tax returns filed in the U.S. and Mexico is three years and five years, respectively, from the date of filing. The Company’s 2021, 2020, 2019 and 2018 U.S. tax returns are subject to examinations by U.S. tax authorities until 2025, 2024, 2023, and 2022, respectively. The Company is no longer subject to examinations by Mexico tax authorities for years prior to 2017.

As of December 31, 2021, the Company has not recognized any increases or decreases in unrecognized tax benefits, as it is more likely than not that all tax positions will be upheld by the taxing authorities. The Company reports tax penalties in income tax expense. No such penalties were recognized during the periods presented.

14.Discontinued Operations

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

15.Segment Information

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

	Year Ended December 31, 2021 (restated)			Year Ended December 31, 2020
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$1,657	$—	$1,657	$785	$—	$785
General and administrative	1,424	20,023	21,447	549	7,216	7,765
Amortization	—	89	89	—	30	30
Arrangement fees	—	195	195	—	4,843	4,843
Interest expense	—	185	185	—	4,047	4,047
Equity (income) loss in affiliates	(42,604)	—	(42,804)	17,585	—	17,585
Impairment of investment in affiliates	—	80,348	80,348	—	—	—
Other (income) expense	40	4,698	4,738	9	(37)	(28)
Total assets	84,277	260,971	345,248	38,326	227,084	265,410

16.Investment in Affiliates

During the years ended December 31, 2021 and 2020, the Company recognized income of $42,804 and a loss of $17,585, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results. The equity income or loss in affiliate includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. The difference between these amounts is being amortized as the LGJV Entities’ proven and probable reserves are processed.

On November 10, 2022, the Company provided an updated technical report, the Los Gatos Technical Report. The Los Gatos Technical Report indicated a significant decrease in the mineral reserve and mineral resource from the previously issued technical report in 2020. The Company considered this reduction in the mineral reserve and mineral resources as an indicator of a possible other-than-temporary impairment and as a result compared the carrying value of the LGJV on December 31, 2021, to the fair value of the LGJV.

On May 30, 2019 the Company entered into a priority distribution agreement with MPR, OSJ and Dowa, pursuant to which we directed the LGJV to contribute dividend payments to an escrow account until an aggregate amount equal to $20,000 has been deposited into the account, which was payable to Dowa as a priority dividend. The priority dividend is payable out of retained earnings from either MPR, OSJ or both. Since the $20,000 priority dividend is payable to Dowa before retained earnings can be distributed to the Company the first $20,000 of LGJV (or MPR and OSJ) net income is excluded from the net income recognized by the Company. MPR and OSJ had an accumulated loss up to the fourth quarter of 2021 at which time OSJ turned from an accumulated loss to retained earnings of $3,685. As a result, the Company reduced the equity pick-up calculation of the LGJV by the $2,579 retained earnings.

The fair value of the LGJV was estimated based on the net present value (“NPV”) of the expected cash flows to be generated by the LGJV on 70% basis. The discount rate used was 5.00%. The fair value of the investment in the LGJV was estimated to be $333,447 (restated) and the carrying value at December 31, 2021 was $413,795. Since the carrying value is exceeding the fair value, an impairment charge of $80,348 (restated) was recorded during the fourth quarter of 2021. See Note 10 – Fair Value Measurements for additional detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment.

For the year ended December 31, 2021, the Company contributed $260,039 to the LGJV to repurchase 18.5% of the ownership of the LGJV, to retire the WCF and the Term Loan and in support of exploration activities. For the year ended December 31, 2020, the Company contributed $17,227 to the LGJV in support of continued operations in the form of cash and receivables converted to capital of the LGJV, as described in Note 8 – Related-Party Transactions.

In April 2022, July 2022 and November 2022, the Company received dividends from the LGJV in the amount of $5,935, $9,975 and $13,300, respectively, net of withholding taxes.

The LGJV entities’ combined balance sheets as of December 31, 2021 (restated) and 2020, and combined statements of income (loss) for the years ended December 31, 2021 (restated) and 2020, are as follows:

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2021	2020
	(restated)
ASSETS
Current Assets
Cash and cash equivalents	$20,280	$1,676
Receivables	11,263	3,988
Inventories	11,062	10,315
VAT receivable	46,242	50,732
Other current assets	4,515	2,891
Total current assets	93,362	69,602
Non‑Current Assets
Mine development, net	229,076	202,874
Property, plant and equipment, net	190,896	196,942
Deferred tax assets	17,407	—
Total non‑current assets	437,379	399,816
Total Assets	$530,741	$469,418
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$33,179	$35,767
Related party payable	1,609	1,703
Accrued interest	51	101
Unearned revenue	1,714	3,276
Equipment loans	5,534	7,084
Term Loan	—	31,826
Working Capital Facility	—	60,000
Total current liabilities	42,087	139,757
Non‑Current Liabilities
Term Loan	—	187,767
Equipment loans	478	6,120
Asset retirement obligation	14,706	12,162
Total non‑current liabilities	15,184	206,049
Owners’ Capital
Capital contributions	540,638	271,368
Paid‑in capital	18,370	16,366
Accumulated deficit	(85,538)	(164,122)
Total owners’ capital	473,470	123,612
Total Liabilities and Owners’ Capital	$530,741	$469,418

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2021	2020
	(restated)
Revenue	$249,194	$121,470
Expenses
Cost of sales	97,710	65,005
Royalties	4,781	2,148
Exploration	5,383	841
General and administrative	13,345	9,718
Depreciation, depletion and amortization	52,402	44,904
Other	—	3,416
Total expenses	173,621	126,032
Other income (expense)
Interest expense	(5,542)	(12,484)
Loss on Term Loan extinguishment	(4,359)	—
Arrangement fee	(2,090)	(8,888)
Accretion expense	(924)	(849)
Other income	222	109
Foreign exchange (loss) gain	607	(1,042)
Total other expense	(12,086)	(23,154)
Income (loss) before taxes	63,487	(27,716)
Income tax recovery	15,097	—
Net income (loss)	$78,584	$(27,716)

17.Subsequent Events

The LGJV paid its first dividend of $20,000 to its partners in April 2022. After withholding taxes and payment of the initial $10,300 priority dividend to Dowa, we received $5,935. In July 2022 and November 2022, the LGJV paid additional dividends in the amount of $15,000 and $20,000, respectively, to its partners. The Company’s share, after withholding taxes, was $9,750 and $13,300, respectively, for the July 2022 and November 2022 dividend payments.

On December 19, 2022, we entered into an amended and restated Credit Facility with BMO extending the maturity date and re-establishing a credit limit of $50,000, with an accordion feature, as further described above.

Except as disclosed above there are no events or transactions requiring recognition in these consolidated financial statements through June 26, 2023, the date which the financial statements were issued.

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

Restatement of 2021 combined financial statements

As discussed in Note 3 to the combined financial statements, the 2021 combined financial statements have been restated to correct certain misstatements. Our opinion is not modified with respect to this matter.

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

/s/ Ernst and Young LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

June 26, 2023

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands of United States dollars)

	Notes	2021	2020
		(restated)
ASSETS
Current Assets
Cash and cash equivalents		$20,280	$1,676
Receivables		11,263	3,988
Inventories	5	11,062	10,315
VAT receivable		46,242	50,732
Other current assets	6	4,515	2,891
Total current assets		93,362	69,602
Non-Current Assets
Mine development, net		229,076	202,874
Property, plant and equipment, net	7	190,896	196,942
Deferred tax assets	16	17,407	—
Total non-current assets		437,379	399,816
Total Assets		$530,741	$469,418
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	8	$33,179	$35,767
Related party payable		1,609	1,703
Accrued interest		51	101
Unearned revenue	4	1,714	3,276
Equipment loans	15	5,534	7,084
Term Loan	10	—	31,826
Working Capital Facility	10	—	60,000
Total current liabilities		42,087	139,757
Non-Current Liabilities
Term Loan	10	—	187,767
Equipment loans	15	478	6,120
Asset retirement obligation	12	14,706	12,162
Total non-current liabilities		15,184	206,049
Owners’ Capital
Capital contributions		540,638	271,368
Paid-in capital		18,370	16,366
Accumulated deficit		(85,538)	(164,122)
Total owners’ capital		473,470	123,612
Total Liabilities and Owners’ Capital		$530,741	$469,418

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

(In thousands of United States dollars)

	Notes	2021	2020
		(restated)
Revenue	3	$249,194	$121,470
Expenses
Cost of sales		97,710	65,005
Royalties		4,781	2,148
Exploration		5,383	841
General and administrative	9	13,345	9,718
Depreciation, depletion and amortization		52,402	44,904
Other		—	3,416
Total expenses		173,621	126,032

Other income (expense)
Interest expense		(5,542)	(12,484)
Loss on Term Loan extinguishment	10	(4,359)	—
Arrangement fee		(2,090)	(8,888)
Accretion expense	12	(924)	(849)
Other income		222	109
Foreign exchange (loss) gain		607	(1,042)
Total other expense		(12,086)	(23,154)

Income (loss) before taxes		63,487	(27,716)
Income tax recovery		15,097	—
Net income (loss)		$78,584	$(27,716)

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF OWNERS’ CAPITAL

(In thousands of United States dollars)

	Capital		Accumulated
	Contributions	Paid-in Capital	Deficit	Total
Balance at December 31, 2019	$237,905	$7,400	$(136,406)	$108,899
Contributions	33,463	—	—	33,463
Costs paid by investor	—	8,966	—	8,966
Net loss	—	—	(27,716)	(27,716)
Balance at December 31, 2020	$271,368	$16,366	$(164,122)	$123,612
Contributions	269,270	—	—	269,270
Costs paid by investor	—	2,004	—	2,004
Net income (restated)	—	—	78,584	78,584
Balance at December 31, 2021 (restated)	$540,638	$18,370	$(85,538)	$473,470

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands of United States dollars)

		Twelve Months Ended December 31,
	Notes	2021	2020
		(restated)
Cash flows from operating activities:
Net income (loss)		$78,584	$(27,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization		51,969	44,905
Accretion		924	849
Increase in asset retirement obligation		1,620	—
Arrangement fee		2,090	8,888
Deferred taxes		(16,051)	—
Unrealized loss on foreign currency rate change		1,519	4,696
Term Loan closing fee	10	1,585	—
Loss on Term Loan extinguishment	10	2,775	—
Interest Expense		—	111
Other		347	77
Changes in operating assets and liabilities:
VAT receivable		2,077	(6,071)
Receivables		(7,275)	1,667
Inventories		(2,055)	5,055
Unearned revenue		(1,562)	3,276
Other current assets		(1,918)	(1,781)
Accounts payable and other accrued liabilities		5,318	9,569
Payables to related parties		(109)	4,276
Accrued interest		(51)	71
Net cash provided by operating activities		119,787	47,872
Cash flows from investing activities:
Mine development		(58,125)	(50,618)
Purchase of property, plant and equipment		(20,052)	(14,249)
Materials and supplies inventory		(868)	431
Net cash used by investing activities		(79,045)	(64,436)
Cash flows from financing activities:
Capital contributions		207,209	5,000
Equipment loan payments		(7,040)	(6,966)
Working Capital Facility extinguishment	10	(60,000)	—
Term Loan closing fee	10	(1,585)	—
Term Loan payment	10	(15,913)	—
Term Loan retirement	10	(144,809)	—
Related party borrowing		—	18,904
Net cash (used by) provided by financing activities		(22,138)	16,938
Net increase in cash and cash equivalents		18,604	374
Cash and cash equivalents, beginning of period		1,676	1,302
Cash and cash equivalents, end of period		$20,280	$1,676
Interest paid		$6,189	$7,406
Supplemental disclosure of noncash transactions:
Conversion of capital advances to equity		$—	$9,448
Conversion of related party capital advances to equity		$—	$18,904
Conversion of Term Loan to equity		$62,061	$—
Conversion of related party accrued interest to debt		$—	$854
Materials and supplies included in accrued liabilities		$2,177	$4,428
Mine development costs included in accrued liabilities		$6,191	$11,229
Property, plant and equipment included in accrued liabilities		$943	$8,917

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE

NOTES TO THE RESTATED COMBINED FINANCIAL STATEMENTS

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

2.Summary of Significant Accounting Policies

As described in Note 3 – Restatement of Previously Issued Financial Statements, the LGJV financial statements as of December 31, 2021 (“Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the recording of income taxes, net deferred tax assets and current taxes payable of the LGJV and the resulting adjustments to the LGJV financial statements. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 3—Restatement of Previously Issued Financial Statements for further discussion.

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

Recently issued accounting standards

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02 which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the LGJV’s fiscal year beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The LGJV is still assessing the impact of the standard but does not expect a material impact to the Combined Balance Sheet, Combined Statement of Income (Loss) or the Combined Statements of Cash Flows as a result of the adoption of ASU 2016-02. The impact of this change is not material to the LGJV’s financial statements for the year ended December 31, 2022.

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

3.Restatement of Previously Issued Financial Statements

In accordance with ASC 250, Accounting Changes and Error Corrections (“ASC 250”), the following items are treated as errors and are material to the 2021 combined financial statements, and, therefore, require that the combined financial statements be restated.

During the preparation of the 2022 annual financial statements the LGJV identified that it did not recognize certain current and deferred tax assets and deferred tax liabilities in accordance with ASC 740, Income Taxes. As a result, the Company determined that there were errors in the calculation of the deferred tax assets related to property plant and equipment, mine development and historical net operating losses. In certain cases, the tax basis was not calculated in accordance with the Mexican tax regulations. The LGJV understated the value of the deferred tax assets at December 31, 2021.

The impact of the error on the financial statements of the LGJV was (i) an increase in deferred tax assets of $8,181 and (ii) a decrease in the current income tax liability of $6,315 at December 31, 2021, (iii) a decrease in foreign exchange loss of $1,356 and (iv) an increase in income tax recovery of $13,140. There is no impact on the financial statements for 2020.

The impact of the errors on income tax benefit and net income was an increase in income tax recovery and net income of $14,496. The impact of the restatement on the Combined Balance Sheet, Combined Statement of Income (Loss), Combined Statements of Owners’ Capital and Combined Statement of Cash Flows for the Affected Period is presented below. These adjustments related to non-cash items, accordingly there were not changes to cash flows from operations, or cash flows from investing activities or cash flows from financing activities or to the cash balance for the year ended December 31, 2021.

Additional disclosure on impact on income taxes is discussed in Note 16, Income Taxes.

	Year Ended		Year Ended
	December 31, 2021		December 31, 2021
Consolidated Balance Sheet	As previously reported	Adjustment	As restated
Deferred tax assets	9,226	8,181	17,407
Total non-current assets	429,198	8,181	437,379
Total assets	522,560	8,181	530,741
Income tax liability	6,315	(6,315)	—
Total current liabilities	48,402	(6,315)	42,087
Accumulated deficit	(100,034)	14,496	(85,538)
Total owners’ capital	458,974	14,496	473,470
Total liabilities and owners’ capital	522,560	8,181	530,741

	Year Ended		Year Ended
	December 31, 2021		December 31, 2021
Consolidated Statement of Income (loss)	As previously reported	Adjustment	As restated
Foreign exchange (loss) gain	(749)	1,356	607
Total other expense	(13,442)	1,356	(12,086)
Income (loss) before taxes	62,131	1,356	63,487
Income tax recovery	1,957	13,140	15,097
Net income (loss)	64,088	14,496	78,584

	Year Ended		Year Ended
	December 31, 2021		December 31, 2021
Consolidated Statement of Shareholders’ Equity (Deficit)	As previously reported	Adjustment	As restated
Net income (loss)	64,088	14,496	78,584
Accumulated Deficit Balance at December 31, 2021	(100,034)	14,496	(85,538)
Total shareholders’ equity	458,974	14,496	473,470

	Year Ended		Year Ended
	December 31, 2021		December 31, 2021
Consolidated Statement of Cash Flows	As previously reported	Adjustment	As restated
Net income (loss)	64,088	14,496	78,584
Deferred taxes	(2,911)	(13,140)	(16,051)
Unrealized loss on foreign currency rate change	(2,875)	1,356	(1,519)

4.Revenue

The LGJV’s concentrate sales for the year ended December 31, are summarized below:

	2021	2020
Lead Concentrate	$181,949	$90,883
Zinc Concentrate	67,245	30,587
	$249,194	$121,470

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

5.Inventories

The LGJV’s inventories as of December 31, are summarized below:

	2021	2020
Ore stockpiles	$777	$1,178
Concentrate stockpiles	1,308	590
Material & supplies	8,977	8,547
	$11,062	$10,315

6.Other Current Assets

The LGJV’s other current assets as of December 31, are summarized below:

	2021	2020
Prepaid expenses	$4,169	$2,179
Deposits and other	346	712
Total other current assets	$4,515	$2,891

7.Property, Plant and Equipment, net

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

8.Accounts Payable and Other Accrued Liabilities

The LGJV’s accounts payable and other accrued liabilities as of December 31, are summarized below:

	2021	2020
Accounts payable	$18,641	$25,022
Accrued expenses	11,253	9,408
Accrued payroll & taxes	3,285	1,337
Total accounts payable and accrued liabilities	$33,179	$35,767

9.Related-Party Transactions

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

10.Related Party Debt

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

Gatos Silver incurred certain fees on behalf of the LGJV entities related to the Term Loan and WCF. Prior to production, these fees were capitalized. Subsequent to production, these fees were expensed. See Note 11—Commitments, Contingencies and Guarantees in the notes to the consolidated financial statements of Gatos Silver for additional information.

11.Owners’ Capital

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

12.Asset Retirement Obligations

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

The following table summarizes activity in the LGJV’s ARO as of December 31:

	2021	2020
Balance, beginning of period	$12,162	$11,314
Increase in ARO liability	1,620	—
Accretion expense	924	848
Balance, end of period	$14,706	$12,162

13.Fair Value Measurements

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

14.Commitments and Contingencies

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

15.Equipment Loans

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

16.Income Taxes

The combined income (loss) before taxes in Mexico was $63,487 (restated) and $(27,716) for the years ended December 31, 2021 and 2020, respectively. The combined current and deferred income tax expense (benefit) for the years ended December 31, 2021 and 2020 were a benefit of $15,097 and nil, respectively. The combined current and deferred income tax expense (benefit) for the year ended December 31, 2021, comprises deferred tax benefit of $16,051 and current tax expense of $954.

A reconciliation of the actual income tax expense (benefit) and the tax computed by applying the Mexico federal rate (30%) to the loss before taxes for the year ended December 31, is as follows:

	2021	2020
	(restated)
Tax provision (benefit) from continuing operations	19,046	(8,315)
Nondeductible Expenses	3,605	6,049
Change in Valuation Allowance	36,367	543
Deferred Mexico Mining Tax	(200)	—
Current Mexico Mining Tax	954	—
NOL inflation adjustment	(2,135)	8,876
MX NOL expiration	—	1,454
NOL Utilization	—	(1,785)
True-up Items	—	(6,822)
Income tax recovery	$(15,097)	$—

The net operating loss (NOL) inflation rate adjustment relates to historical net operating loss carryforwards in Mexico from 2012 to 2020. These historical carryforwards have been inflation-adjusted based upon an inflation factor published by the central bank of Mexico, as any inflationary adjustment will impact the LGJV’s basis in the net operating losses during the carryforward period.

A summary of the components of the net deferred tax assets for the year ended December 31, is as follows:

	2021	2020
	(restated)
Deferred tax assets
Accrued expenses	3,798	2,468
Unearned revenue	514	990
Fixed assets	8,399	3,033
Reclamation obligations	4,412	3,649
Exploration and development	—	9,958
Operating loss carryforward	19,956	26,422
NOL, inflation adjustment	—	4,675
Deferred Mexico Mining Tax	200	—
Valuation allowances	(4,412)	(50,110)
	$32,867	$1,085
Deferred tax liabilities
Prepaid expenses	(1,251)	(1,085)
Asset Retirement Costs	(2,956)	—
Unbilled revenue	(691)	—
Exploration and Development	(10,562)	—
	(15,460)	(1,085)
Net deferred income tax assets	$17,407	$—

As of December 31, 2021, the LGJV’s deferred tax assets primarily consist of net operating losses, fixed assets, and accrued expenses not currently deductible and net operating losses. Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Based upon the level of taxable income in 2021 and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the LGJV will not realize the benefits of the asset retirement obligation deferred tax asset of $4,412, and thus has recorded a full valuation allowance against this deferred tax asset.

The change in the deferred tax asset in the year of $17,407 includes a deferred tax recovery of $16,051 and foreign currency translation on the deferred tax asset of $1,356.

At December 31, 2021 the LGJV had $68,181 of net operating loss carryforwards in Mexico (net of inflation adjustments) which expire at various dates through 2031.

The owners of the Joint Venture file income tax returns in the U.S and Mexico. Effective January 1, 2017, the Company’s foreign assets and operations are owned by entities that have elected to be treated for U.S. tax purposes as corporations and, as a result, the taxable income or loss and other tax attributes of such entities are not included in the owners of the Company’s U.S. federal consolidated income tax return. The statute of limitations for tax returns filed in Mexico is five years from the date of filing. The tax returns of the LGJV are no longer subject to examinations by Mexican tax authorities for years prior to 2017.

As of December 31, 2021, the LGJV has not recognized any increases or decreases in unrecognized tax benefits, as it is more likely than not that all tax positions have a high probability of being upheld by the taxing authorities. The LGJV recognizes penalties and accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented.

17.Subsequent Events

In April 2022, the LGJV paid its first dividend of $20,000 to its partners. After withholding taxes and payment of the initial $10,300 priority dividend to Dowa, Gatos Silver received $5,935. In July 2022 and November 2022, the LGJV paid additional dividends in the amount of $15,000 and $20,000, respectively, to its partners. Gatos Silver’s share, after withholding taxes, was $9,750 and $13,300, respectively, for the July 2022 and November 2022 dividend payments.

Except as disclosed above there are no other events or transactions requiring recognition or disclosure in these combined financial statements through June 26, 2023, the date which the financial statements were issued.

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

In connection with our review of the internal control structure related to the preparation of the restated financial statements for the fiscal year ended December 31, 2021, we have identified the following additional material weaknesses in our internal controls over financial reporting:

●	We failed to design and maintain effective controls over accounting for current and deferred income taxes. This material weakness resulted in a material misstatement of our previously issued financial statements for the year ended December 31, 2021. Specifically, the financial statements of the LGJV at December 31, 2021 did not accurately reflect the current and deferred tax assets and liabilities at December 31, 2021 which resulted in an overstatement of the current income tax expense. Consequently, the impairment of investment in affiliates, the investment in affiliates and the equity income in affiliates were also not accurately presented in the Company’s financial statements at December 31, 2021.
●	We did not have adequate technical accounting expertise to ensure that complex accounting matter such as the impact of the priority distribution payment due to our joint venture partner and the impairment charge was recognized in accordance with GAAP. These material weaknesses resulted in a material misstatement of our previously issued financial statements for the year ended December 31, 2021. The financial statements did not accurately reflect the investment in affiliates and the equity income in affiliates. Additionally, this caused the impairment of investment in affiliates to be misstated.

After giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K/A were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Remediation Efforts

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses described above. To date, we have:

●	engaged a third-party expert to assist management in documenting key processes related to our internal control environment, designing and implementing an effective risk assessment and monitoring program to identify risks of material misstatements and ensuring that the internal controls have been appropriately designed to address and effectively monitor identified risk;
●	hired a new executive leadership team, including a new CEO, CFO and senior executive responsible for technical services, each of which has appropriate experience and has demonstrated a commitment to improving the Company’s control environment;
●	hired additional personnel with accounting and technical expertise, including hiring new accounting staff in connection with the relocation of the Company’s headquarters to Vancouver;
●	enhanced the procedures and functioning of our disclosure committee relating to the appropriate reporting of information and review and approval of the Company’s public disclosures;
●	engaged a new independent third-party subject matter specialist to perform a technical review of the 2022 mineral resource and mineral reserve estimates;
●	enhanced our procedures, including implementing appropriate controls, relating to management verification of the inputs and assumptions for our Technical Reports;
●	engaged an independent third-party tax specialist to perform a review of the tax provision calculation at the LGJV and the recognition of deferred tax assets and liabilities; and
●	enhanced procedures to identify complex technical accounting matters that would require technical accounting analysis by a technical accounting expert in a timely manner.

Management of the Company and the Board of Directors take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described above are essential to maintaining a strong internal controls environment. We have identified and implemented, and continue to identify and implement, actions to improve the effectiveness of our internal control over financial reporting and to review such actions and progress with the Audit Committee. In addition, we have taken, and continue to take, the actions described above to remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section. Management, with the oversight of the Audit Committee of the Board of Directors, has made progress to enhance our internal control over financial reporting and to address these material weaknesses as further described above.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter-ended December 31, 2021, that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(3)	Exhibits. The exhibits listed below are filed as part of this Amendment No. 1 to update the corresponding exhibits in the Original Filing.

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of KPMG LLP

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 1350 Certification

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATOS SILVER, INC.
June 26, 2023	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Andres	Chief Executive Officer and Director (principal executive officer)	June 26, 2023
Dale Andres

/s/ André van Niekerk	Chief Financial Officer (principal financial officer and principal accounting officer)	June 26, 2023
André van Niekerk

*	Chair of the Board of Directors	June 26, 2023
Janice Stairs

*	Director	June 26, 2023
Ali Erfan

*	Director	June 26, 2023
Igor Gonzales

*	Director	June 26, 2023
Karl Hanneman

*	Director	June 26, 2023
Charles Hansard

*	Director	June 26, 2023
David Peat

*	Director	June 26, 2023
Daniel Muñiz Quintanilla

*/s/ André van Niekerk, as attorney-in-fact