Form 10-Q/A
period 2022-03-31
Gatos Silver, Inc.
filed 2023-06-27
CIK 1517006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The Company has 700,000,000 shares of common stock, par value $0.001, authorized of which 69,162,223 were issued and outstanding as of June 26, 2023.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” “Gatos Silver,” “Company” or “our Company” are to Gatos Silver Inc., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Gatos Silver, Inc. for the three months ended March 31, 2022 (“Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023 (the “Original Filing”).

This Amendment No. 1 contains the restated financial statements for us and the combined balance sheets and combined statements of income for the Los Gatos Joint Venture (“LGJV”) for the Affected Period to correct (i) the timing and recognition of net deferred tax assets and current income taxes at the 70%-owned LGJV and (ii) the accounting for the priority distribution due to our LGJV partner to exclude the priority distribution payment from the net income of the LGJV in calculating the equity income (loss) in affiliate for the Affected Period.

This Amendment No. 1 contains the following sections:

●	Item 1. Financial Statements
●	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Item 4. Controls and Procedures
●	Item 1A. Risk Factors; and
●	Exhibits 31, 32, 101 and 104 of Item 6. Exhibits.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GATOS SILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		March 31,	December 31,
		2022	2021
	Notes	(restated)
ASSETS
Current Assets
Cash and cash equivalents		$5,284	$6,616
Related party receivables	6	630	1,592
Other current assets	4	2,850	3,558
Total current assets		8,764	11,766
Non‑Current Assets
Investment in affiliates	13	340,176	333,447
Other non-current assets		28	35
Total Assets		$348,968	$345,248
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	5	$2,557	$1,406
Non-Current Liabilities
Credit Facility, net of debt issuance costs	11	12,657	12,620
Shareholders' Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,162,223 shares outstanding as of March 31, 2022, and December 31, 2021		117	117
Paid‑in capital		545,865	544,383
Accumulated deficit		(212,228)	(213,278)
Total shareholders' equity		333,754	331,222
Total Liabilities and Shareholders' Equity		$348,968	$345,248

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		Three Months Ended
		March 31,
		2022	2021
	Notes	(restated)
Expenses
Exploration		$110	$224
General and administrative		6,777	4,853
Amortization		44	7
Total expenses		6,931	5,084

Other income (expense)
Equity income in affiliates	13	6,835	2,701
Arrangement fees		—	(506)
Other income	6	1,146	1,269
Net other income		7,981	3,464
Net income (loss)		$1,050	$(1,620)

Net income (loss) per share:	8
Basic		$0.02	$(0.03)
Diluted		$0.02	$(0.03)
Weighted average shares outstanding:
Basic		69,162,223	59,318,320
Diluted		69,309,019	59,318,320

See accompanying notes to the condensed consolidated financial statements.

5

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands of United States dollars, except for share amounts)

	Number		Amount
	Common	Treasury	Common	Treasury	Paid‑in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2021 (restated)	69,162,223	—	$117	$—	$544,383	$(213,278)	$331,222
Stock‑based compensation	—	—	—	—	1,482	—	1,482
Net income (restated)	—	—	—	—	—	1,050	1,050
Balance at March 31, 2022 (restated)	69,162,223	—	$117	$—	$545,865	$(212,228)	$333,754

	Number		Amount
	Common	Treasury	Common	Treasury	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2020	59,183,076	144,589	$108	$(1,027)	$409,728	$(147,423)	$261,386
Stock‑based compensation	—	—	—	—	1,078	—	1,078
Issuance of common stock	182,453	—	—	—	1,559	—	1,559
DSUs converted to common stock	43,523	—	—	—	—	—	—
Other	—	—	—	—	(262)	—	(262)
Net loss	—	—	—	—	—	(1,620)	(1,620)
Balance at March 31, 2021	59,409,052	144,589	$108	$(1,027)	$412,103	$(149,043)	$262,141

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of United States dollars)

		Three Months Ended
		March 31,
		2022	2021
	Notes	(restated)
OPERATING ACTIVITIES
Net income (loss)		$1,050	$(1,620)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization		44	7
Stock‑based compensation expense	7	1,588	1,139
Other	7	64	22
Equity income in affiliates	13	(6,835)	(2,701)

Changes in operating assets and liabilities:
Receivables from related‑parties		962	(3,508)
Accounts payable and other accrued liabilities		1,087	(507)
Other current assets		708	579
Net cash used by operating activities		(1,332)	(6,589)

INVESTING ACTIVITIES
Investment in affiliates	13	—	(113,823)
Net cash used by investing activities		—	(113,823)

FINANCING ACTIVITIES
Financing costs		—	(262)
Issuance of common stock		—	1,559
Net cash provided by financing activities		—	1,297
Net decrease in cash and cash equivalents		(1,332)	(119,115)
Cash and cash equivalents, beginning of period		6,616	150,146
Cash and cash equivalents, end of period		5,284	31,031

Interest paid		$102	$—

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of United States dollars, except share, per share, option, and stock unit amounts)

1.           Basis of Presentation

Basis of Consolidation and Presentation (restated)

The financial statements represent the condensed consolidated financial position and results of operations of Gatos Silver, Inc. and its subsidiaries, Gatos Silver Canada Corporation and Minera Luz del Sol S. de R.L. de C.V. Unless the context otherwise requires, references to Gatos Silver or the Company mean Gatos Silver, Inc. and its consolidated subsidiaries.

The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which are necessary for a fair presentation for the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 (the “2021 10-K/A”).

As described in Note 3 – Restatement of Previously Issued Financial Statements, the Company’s financial statements for the three months ended March 31, 2022 (“Affected Period”), are restated in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (this “Quarterly Report”) to correct the recording of income taxes of the Company’s investment in affiliate and recognition of the priority distribution payment, and the resulting adjustments to the Company’s financial statements. The restated financial statements are indicated as “Restated” in the unaudited interim financial statements and accompanying notes, as applicable. See Note 3—Restatement of Previously Issued Financial Statements for further discussion.

2.           Summary of Significant Accounting Policies

Significant Accounting Policies

The consolidated financial statements for the year ended December 31, 2021, disclose those accounting policies considered significant in determining results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the 2021 10-K/A.

Recent Accounting Pronouncements

There have been no accounting pronouncements issued or adopted during the three months ended March 31, 2022, which are expected to have a material impact on the financial statements.

3.           Restatement of Previously Issued Financial Statements

In accordance with ASC 250, Accounting Changes and Error Corrections (“ASC 250”), the following items are treated as errors and are material to the 2022 interim consolidated financial statements, and, therefore, require that the consolidated financial statements be restated.

Investment in affiliates – Income Taxes recorded by affiliates

During the preparation of the 2022 annual financial statements the Company identified that the investment in affiliates and equity income in affiliates were not correctly recorded as of March 31, 2022, and for the three months period then ended, respectively. The Company identified that its affiliate, the LGJV, did not recognize certain current and deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. As a result, the Company determined that there were errors in the calculation of the deferred tax assets related to property plant and equipment, mine development and historical net operating losses. In certain cases, the tax basis was not calculated in accordance with the Mexican tax regulations. The LGJV understated the value of the deferred tax assets and overstated the value of current taxes payable at December 31, 2021, and recognized deferred tax assets in the quarter ended March 31, 2022.

The impact of the error on the financial statements of the LGJV was (i) a decrease in deferred tax assets of $11,804, (ii) a $15,459 change from an income tax liability to an income tax receivable at March 31, 2022, (iii) an increase in income tax expense of $9,502, and (iv) a decrease in other income of $1,339 for the three months ended March 31, 2022.

The impact of the LGJV tax errors on the Company’s financial statements was (i) a decrease in the investment in affiliates of $7,589 at March 31, 2022, and (ii) a decrease of $7,589 in equity income in affiliates for the three months ended March 31, 2022.

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

The impact of the error described above on the Company’s financial statements was (i) a decrease in investment in affiliates of $11,421 at March 31, 2022 and (ii) a decrease in equity income in affiliates of $11,421 for the three months ended March 31, 2022 and.

Investment in affiliates – Prior period restatement

The impact on the financial statements for year December 31, 2021, is discussed in the Amendment No. 1 to the Annual Report on Form 10-K/A. The impact of the restatements recorded in the financial statements for year ended December 2021 as described in Form 10-K/A for the year ended December 31, 2021, resulted in an decrease in the investment in affiliates of $21,863.

Impact of the Restatement

The aggregate impact of the above-noted changes, along with the decrease of $1,231 in the basis amortization of the investment in affiliates resulting from the above-noted changes and a previously uncorrected immaterial misstatement to paid in capital ($554) are included in the total adjustments described in the tables below. The cumulative impact of these items was (i) a decrease in investment in affiliates of $39,642, (ii) an increase in accumulated deficit of $40,196, (iii) a decrease in shareholders’ equity of $39,642 at March 31 2022, and (iv) a decrease in net income of $17,779 for the three months ended March 31, 2022.

These are considered errors in accordance with ASC 250 and are material to the consolidated financial statements for 2021 and require that the consolidated financial statements be restated.

The impact of the restatement on the Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statements of Shareholders’ Equity (Deficit) and Consolidated Statement of Cash Flows for the three months ended March 31, 2022, is presented below. These adjustments related to non-cash items, accordingly there were not changes to cash flows from operations, cash flows from investing activities or cash flows from financing activities for the three months ended March 31, 2022.

	March 31, 2022		March 31, 2022
Consolidated Balance Sheet	As previously reported	Adjustment	As restated
Investment in affiliates	379,818	(39,642)	340,176
Total Assets	388,610	(39,642)	348,968
Paid in Capital	545,311	554	545,865
Accumulated deficit	(172,032)	(40,196)	(212,228)
Total shareholders’ equity	373,396	(39,642)	333,754
Total liabilities and shareholders’ equity	388,610	(39,642)	348,968

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2022
Consolidated Statement of Operations	As previously reported	Adjustment	As restated
Equity income in affiliates	24,614	(17,779)	6,835
Net other income	25,760	(17,779)	7,981
Net income	18,829	(17,779)	1,050
Net income per share
Basic	0.27	(0.25)	0.02
Diluted	0.27	(0.25)	0.02

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2022
Consolidated Statement of Shareholders’ Equity (Deficit)	As previously reported	Adjustment	As restated
Paid in Capital	545,311	554	(545,865)
Accumulated Deficit Balance at March 31, 2022	(172,032)	(40,196)	(212,228)
Total shareholders’ equity at March 31, 2022	373,396	(39,642)	333,754

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2022
Consolidated Statement of Cash Flows	As previously reported	Adjustment	As restated
Net income (loss)	18,829	(17,779)	1,050
Equity income in affiliates	(24,614)	17,779	(6,835)

The impact of the restatement on the Combined Balance Sheets and Combined Statements of Operations of the LGJV is presented below.

	March 31, 2022		March 31, 2022
Combined Balance Sheet	As previously reported	Adjustment	As restated
Income tax receivable	—	5,494	5,494
Total current assets	114,062	5,494	119,556
Deferred tax assets	21,623	(11,804)	9,819
Total assets	561,575	(6,310)	555,265
Income tax liability	9,965	(9,965)	—
Total current liabilities	50,333	(9,965)	40,368
Accumulated deficit	(63,114)	3,655	(59,459)
Total owners’ capital	495,743	3,655	499,398
Total liabilities and owners’ capital	561,575	(6,310)	555,265

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2022
Combined Statement of Operations	As previously reported	Adjustment	As restated
Other income	(1,339)	1,339	—
Total other income	(1,663)	1,339	(324)
Income before income tax (expense) recovery	41,406	(1,339)	40,067
Income tax (expense) recovery	(4,486)	(9,502)	(13,988)
Net income	36,920	(10,841)	26,079

4.           Other Current Assets

	March 31, 2022	December 31, 2021
Value added tax receivable	$624	$575
Prepaid expenses	2,219	2,976
Other	7	7
Total other current assets	$2,850	$3,558

5.           Accounts Payable and Other Accrued Liabilities

	March 31, 2022	December 31, 2021
Accounts payable	$330	$196
Accrued expenses	1,129	623
Accrued compensation	1,098	587
Total accounts payable and other current liabilities	$2,557	$1,406

6.           Related Party Transactions

LGJV

Under the Unanimous Omnibus Partner Agreement, the Company provides certain management and administrative services to the LGJV. The Company earned $1,250 and $1,250 under this agreement for the three months ended March 31, 2022 and 2021, respectively. The income from these services has been recorded on the statements of operations under other income. In the March 31, 2021 unaudited financial statements filed on Form 10-Q, the management fee was presented as a reduction to general and administrative expense and is now presented in other income to be consistent with the 2021 10-K/A. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV. The Company received $1,667 and nil in cash from the LGJV under this agreement for the three months ended March 31, 2022 and 2021, respectively. The Company had receivables under this agreement of $417 and $833 as of March 31, 2022 and December 31, 2021, respectively.

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

8.           Net Income (Loss) per Share (restated)

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

A reconciliation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021, are as follows:

	Three Months Ended March 31,
	2022	2021
	(restated)
Net income (loss)	$1,050	$(1,620)

Weighted average shares:
Basic	69,162,223	59,318,320
Effect of dilutive DSUs	146,796	—
Diluted	69,309,019	59,318,320

Net income (loss) per share:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

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

The Company recorded its initial investment in affiliates at fair value within Level 3 of the fair value hierarchy, as the valuation was determined based on internally developed assumptions with few observable inputs and no market activity. For the year ended December 31, 2021, the Company recorded impairment charges associated with the investment in the LGJV and reduced the carrying amount of such asset subject to the impairment to their estimated fair value. See Note 13 – Investment in Affiliates for additional information on the impairment.

10.         Commitments, Contingencies and Guarantees

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

Legal

On February 22, 2022, a purported Gatos stockholder filed a putative class action lawsuit in the United States District Court for the District of Colorado against the Company, certain of our former officers, and several directors (the “U.S. Class Action”). An amended complaint was filed on August 15, 2022. The amended complaint, allegedly brought on behalf of certain purchasers of Gatos common stock and certain traders of call and put options on Gatos common stock from December 9, 2020 through January 25, 2022, seeks, among other things, damages, costs, and expenses, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as well as Sections 11 and 15 of the Securities Act of 1933. The amended complaint alleges that certain individual defendants and Gatos, pursuant to the control and authority of the individual defendants, made false and misleading statements and/or omitted certain material information regarding the mineral resources and reserves at the Cerro Los Gatos mine. Gatos and all defendants filed a motion to dismiss this action on October 14, 2022. That motion was fully briefed as of December 23, 2022. On April 26, 2023, following a joint motion, the Court ordered that it will postpone a ruling on defendants’ motion to dismiss until on or after June 16, 2023.

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

By Notice of Action issued February 9, 2022 and subsequent Statement of Claim dated March 11, 2022 Izabela Przybylska commenced a putative class action against Gatos Silver, Inc. (“Gatos”), certain of its former officers and directors, and others in the Ontario Superior Court of Justice on behalf of a purported class of all persons or entities, wherever they may reside or be domiciled, who acquired securities of Gatos in both the primary and secondary markets during the period from October 28, 2020 until January 25, 2022. The action asserts claims under Canadian securities legislation and at common law and seeks unspecified monetary damages and other relief in respect of allegations the defendants made false and misleading statements and omitted material information regarding the mineral resources and reserves of Gatos. The plaintiff filed motion materials for leave to proceed in respect of her statutory claims and for class certification on March 3, 2023, which materials were amended and filed on May 1, 2023. The court has tentatively set dates in late March of 2024 for the hearing of the plaintiff’s motions.

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

11.         Debt

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

On December 19, 2022, the Company entered an amended and restated Credit Facility with BMO extending the maturity date and re-establishing a credit limit of $50,000, with an accordion feature providing up to an additional $25,000. Key terms of the amended Credit Facility include:

●	audited financial statements for fiscal year 2021 are to be provided no later than April 15, 2023, and audited financial statements for fiscal year 2022 and unaudited financial statements for the first three fiscal quarters in fiscal year 2022 are to be provided no later than April 30, 2023. A waiver was subsequently extended for the afore-mentioned financial statements and the unaudited financial statements for the three months ended March 31, 2023, to be provided no later than July 15, 2023;
●	the maturity date is extended from July 31, 2024 to December 31, 2025;
●	a change in the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”); and
●	loans under the Revolver bear interest at a rate equal to either a term SOFR rate plus a margin ranging from 3.00% to 4.00% or a U.S. base rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company.

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

	Three Months Ended March 31, 2022 (restated)			Three Months Ended March 31, 2021
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$110	$—	$110	$224	$—	$224
General and administrative	609	6,168	6,777	154	4,699	4,853
Amortization	—	44	44	—	7	7
Arrangement fees	—	—	—	—	506	506
Equity income in affiliates	(6,835)	—	(6,835)	(2,701)	—	(2,701)
Net other (income) expense	2	(1,148)	(1,146)	14	(1,283)	(1,269)
Total assets	$82,710	$266,258	$348,968	$42,197	$223,483	$265,680

13.         Investment in Affiliate (restated)

During the three months ended March 31, 2022 and 2021, the Company recognized $6,835 (restated) and $2,701 of income, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results. The equity income in affiliates includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized as the LGJV Entities’ proven and probable reserves are processed.

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

The fair value of the LGJV was estimated based on the net present value (“NPV”) of the expected cash flows to be generated by the LGJV on 70% basis. The discount rate used was 5.00%. The fair value of the investment in the LGJV was estimated to be $333,447 (restated) and the carrying value at December 31, 2021 was $413,795. Since the carrying value exceeded the fair value, an impairment charge of $80,348 (restated) was recorded during the fourth quarter of 2021. See Note 9 - Fair Value Measurements for additional detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment.

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

The LGJV Entities’ restated combined balance sheets as of March 31, 2022, and December 31, 2021, and the restated combined statements of income for the three months ended March 31, 2022 and 2021, are as follows:

LOS GATOS JOINT VENTURE

COMBINED BALANCESHEETS (UNAUDITED)

(in thousands)

	March 31,	December 31,
	2022	2021
	(restated)
ASSETS
Current Assets
Cash and cash equivalents	$41,231	$20,280
Receivables	19,396	11,263
Inventories	12,156	11,062
VAT receivable	31,845	46,242
Income tax receivable	5,494	—
Other current assets	9,434	4,515
Total current assets	119,556	93,362
Non‑Current Assets
Mine development, net	232,950	229,076
Property, plant and equipment, net	192,940	190,896
Deferred tax assets	9,819	17,407
Total non‑current assets	435,709	437,379
Total Assets	$555,265	$530,741

LIABILITIES AND OWNERS' CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$35,854	$33,179
Related party payable	632	1,609
Accrued interest	27	51
Equipment loans	3,855	5,534
Unearned Revenue	—	1,714
Total current liabilities	40,368	42,087

Non‑Current Liabilities
Equipment loans	204	478
Lease liability	313	—
Reclamation obligations	14,982	14,706
Total non‑current liabilities	15,499	15,184

Owners' Capital
Capital contributions	540,638	540,638
Paid‑in capital	18,219	18,370
Accumulated deficit	(59,459)	(85,538)
Total owners' capital	499,398	473,470
Total Liabilities and Owners' Capital	$555,265	$530,741

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
	(restated)
Revenue	$87,608	$46,330

Expenses
Cost of sales	25,088	19,805
Royalties	1,494	884
Exploration	2,121	649
General and administrative	2,820	3,246
Depreciation, depletion and amortization	16,342	10,949
Total operating expenses	47,865	35,533
Other expense
Interest expense	91	2,117
Accretion expense	276	228
Other income	—	(30)
Foreign exchange (gain) loss	(691)	1,630
Total other (income) expense	(324)	3,945

Income before income tax expense	40,067	6,852

Income tax expense	13,988	—

Net income	$26,079	$6,852

14.         Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company’s consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Report”) and the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2023 (as amended by Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on June 26, 2023, the “2021 10-K”).

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

Restatement of previously issued Consolidated Financial Statements for the correction of an understatement of Investment in affiliate and an understatement of deferred taxes assets in the combined financial statements of the LGJV

In accordance with ASC 250, Accounting Changes and Error Corrections (“ASC 250”), the following items are treated as errors and are material to the 2022 interim consolidated financial statements, and, therefore, require that the consolidated financial statements be restated.

Investment in affiliates – Income Taxes recorded by affiliates

During the preparation of the 2022 annual financial statements the Company identified that the investment in affiliates and equity income in affiliates were not correctly recorded as of March 31, 2022, and for the three months period then ended, respectively. The Company identified that its affiliate, the LGJV, did not recognize certain current and deferred tax assets and deferred tax liabilities in accordance with ASC 740, Income Taxes. As a result, the Company determined that there were errors in the calculation of the deferred tax assets related to property plant and equipment, mine development and historical net operating losses. In certain cases, the tax basis was not calculated in accordance with the Mexican tax regulations. The LGJV understated the value of the deferred tax assets and overstated the value of current taxes payable at December 31, 2021, and recognized deferred tax assets in the quarter ended March 31, 2022.

The impact of the error on the financial statements of the LGJV was (i) a decrease in deferred tax assets of $11.8 million, (ii) a $15.5 million change from an income tax liability to an income tax receivable at March 31, 2022, (iii) an increase in income tax expense of $9.5 million, and (iv) a decrease in other income of $1.3 million for the three months ended March 31, 2022.

The impact of the LGJV tax errors on the Company’s financial statements was (i) a decrease in the investment in affiliates of $7.6 million at March 31, 2022, and (ii) a decrease of $7.6 million in equity income in affiliates for the three months ended March 31, 2022.

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

The impact of the error described on the Company’s financial statements was (i) a decrease in investment in affiliates of $11.4 million at March 31, 2022, and (ii) a decrease in equity income in affiliates of $11.4 million for the three months ended March 31, 2022.

Investment in affiliates – Prior period restatement

The impact on the financial statements for year December 31, 2021, is discussed in the Amendment No. 1 to the Annual Report on Form 10-K/A. The impact of the restatements recorded in the financial statements for year ended December 2021 as described in Form 10-K for the year ended December 31, 2021, resulted in a decrease in the investment in affiliates of $21.9 million.

Impact of the Restatement

The aggregate impact of the above-noted changes, along with the decrease of $1.2 million in the basis amortization of the investment in affiliates resulting from the above-noted changes and a previously uncorrected immaterial misstatement to paid in capital ($0.6 million) was (i) a decrease in investment in affiliates of $39.6 million, (ii) an increase in accumulated deficit of $40.2 million, (iii) a decrease in shareholders’ equity of $39.6 million at March 31, 2022, and (iv) a decrease in net income of $17.8 million for the three months ended March 31, 2022. These adjustments related to non-cash items, accordingly there were not changes to cash flows from operations, cash flows from investing activities or cash flows from financing activities for the three months ended March 31, 2022.

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

First Quarter 2022 Highlights

Gatos Silver

●	The Company recorded net income of $1.05 million (restated) in Q1 2022 compared to a net loss of $1.6 million in Q1 2021 primarily due to $4.1 million increase in equity income from the LGJV;
●	On January 25, 2022, the Company announced that, during our mineral resource and mineral reserve update process for the LGJV, we concluded that there were errors in the technical report for the CLG with an effective date of July 1, 2020, as well as indications that there may be an overestimation in the resource model. The Company provided an updated technical report (the Los Gatos Technical Report) dated November 10, 2022; and
●	The cash balance at March 31, 2022 was $5.3 million compared to $6.6 million at December 31, 2021, and access to the Credit Facility was maintained albeit at a reduced level. On December 19, 2022, the Credit Facility was extended and the availability under the Credit Facility has been restored.

LGJV

Operational highlights

●	Silver production was 2.4 million ounces in Q1 2022, a 60% increase over the 1.5 million ounces of silver produced in Q1 2021.The bulk of production for the quarter was sourced from the Central Zone, with higher productivity long hole production from this area which was originally designed for cut and fill mining methods;
●	The processing plant processed an average of 2,611 tonnes per day during the quarter, 4% greater than nameplate design capacity, while continuing to rapidly respond to threats from the COVID-19 pandemic through effective operational plans and procedures to protect our workforce;
●	Metal recoveries at the LGJV exceeded design rates for payable metals with silver recovery averaging 89.7%, zinc recovery averaging 64.3% and lead recovery averaging 89.2%;
●	The LGJV made significant progress on key infrastructure projects, including the installation of underground dewatering equipment, the construction of the paste plant and the construction of the tailings dam raise. These projects are designed to support increased productivity and reduce unit costs, and were subsequently completed;
●	The Company signed an agreement with Dowa for the LGJV to construct a leach plant that will reduce the fluorine content of zinc concentrates. The agreement allowed for a reduction in the initial priority dividend payable to Dowa by the LGJV as a mechanism for Dowa to cover a higher proportion of the construction and operating costs for the leach plant; and
●	During the quarter, the LGJV reached an agreement with a Mexican energy supplier to provide 100% of CLG’s electrical power requirements from renewable energy sources. This agreement allows CLG to significantly reduce its dependency on fossil fuels, resulting in a material reduction to CLG’s carbon footprint.

Financial highlights

●	Revenues of $87.6 million increased 89% in Q1 2022 compared to the same period in 2021, primarily due the increase in metal production and higher realized metal prices;
●	Cost of sales totaled $25.1 million in Q1 2022, 27% higher than Q1 2021, primarily due to increased production. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 41% and 102% respectively, to $9.39 and ($0.19), respectively, for the quarter ended March 31, 2022;
●	Co-product all-in sustaining cost per ounce of payable silver equivalent and by-product all-in sustaining cost per ounce of payable silver decreased by 36% and 60% respectively, to $14.24 and $7.88, respectively, for the quarter ended March 31, 2022; and
●	LGJV net income totaled $26.1 million (restated) for Q1 2022 compared to $6.9 million in Q1 2021.

Results of Operations

Results of operations Gatos Silver

The following table presents selected financial information for the three months ended March 31, 2022 (“Q1 2022”) and 2021 (“Q1 2021”). In accordance with generally accepted accounting principles in the United States (‘‘U.S. GAAP’’), these financial results represent the restated consolidated results of operations of our Company and its subsidiaries (in thousands).

	Three Months Ended
	March 31,
	2022	2021
	(restated)
Expenses
Exploration	$110	$224
General and administrative	6,777	4,853
Amortization	44	7
Total expenses	6,931	5,084

Other income (expense)
Equity income in affiliates	6,835	2,701
Arrangement fees	—	(506)
Other income	1,146	1,269
Net other income	7,981	3,464
Net income (loss)	$1,050	$(1,620)

Net income (loss) per share:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

Gatos Silver

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Exploration expenses

During 2022, our exploration activities were focused on the LGJV with limited exploration costs in our wholly owned properties outside in the first quarter of 2022.

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

Equity income in affiliates (restated)

The increase in equity income resulted primarily from the LGJV recording net income of $26.1 million in Q1 2022 compared to $6.9 million in Q1 2021 partially offset by the reduction of equity income due to the priority distribution payment in the period ended March 31, 2022. The increase in net income at the LGJV was primarily due to the increase sales volumes and higher realized metals prices for Q1 2022 compared to Q1 2021. See “Results of operations LGJV” below.

Other Income

Other income for the three months ended March 31, 2022 and 2021, consist primarily of management fees of $1.3 million the Company received from the LGJV.

Net income (loss) (restated)

For the quarter ended March 31, 2022, we recorded net income of $1.05 million (restated), or $0.02 per diluted share (restated), compared to a net loss of $1.6 million, or $0.03 per diluted share, for the quarter ended March 31, 2021, mainly due to the increase in equity income in affiliates as described above.

Results of operations LGJV

The following table presents operational information of the LGJV for the three months ended March 31, 2022 and 2021 and select restated financial information of the LGJV for the three months ended March 31, 2022 and 2021. The financial and operational information of the LGJV and CLG is shown on a 100% basis.

	For the three months ended
	March 31,
Financial	2022	2021
Amounts in thousands
Revenue	$87,608	$46,330
Cost of sales	25,088	19,805
Royalties	1,494	884
Exploration	2,121	649
General and administrative	2,820	3,246
Depreciation, depletion and amortization	16,342	10,949
Other (income) expense	(324)	3,945
Income tax expense (restated)	13,988	—
Net income (restated)	26,079	6,852
Sustaining capital	$17,773	$12,216

	For the three months ended
	March 31,
Operating Results	2022	2021
Tonnes milled (dmt)	234,985	203,479
Tonnes milled per day (dmt)	2,611	2,261
Average Grades
Silver grade (g/t)	353	261
Zinc grade (%)	4.13	3.26
Lead grade (%)	2.22	2.01
Gold grade (g/t)	0.30	0.32
Contained Metal
Silver ounces (millions)	2.4	1.5
Zinc pounds – in zinc conc. (millions)	13.8	8.7
Lead pounds – in lead conc. (millions)	10.3	7.6
Gold ounces – in lead conc. (thousands)	1.3	1.2
Recoveries[1]
Silver – in both lead and zinc concentrates	89.7%	85.5%
Zinc – in zinc concentrate	64.3%	59.4%
Lead – in lead concentrate	89.2%	84.5%
Gold – in lead concentrate	57.1%	56.5%
Average realized price per silver ounce[2]	$23.85	$27.69
Average realized price per zinc pound[2]	$2.11	$1.20
Average realized price per lead pound[2]	$1.01	$0.92
Average realized price per gold ounce[2]	$1,832	$1,764
Co-product cash cost per ounce of payable silver equivalent[3]	$9.39	$15.83
By-product cash cost per ounce of payable silver[3]	$(0.19)	$10.20
Co-product AISC per ounce of payable silver equivalent[3]	$14.24	$22.15
By-product AISC per ounce of payable silver[3]	$7.88	$19.52
(1)	Recoveries are reported for payable metals in the identified concentrate. Recoveries reported previously were based on total metal in both concentrates.
(2)	Realized prices include the impact of final settlement adjustments from sales.
(3)	See “Non-GAAP Financial Measures” below.

LGJV

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

Revenue

The LGJV’s concentrate sales for the three months ended March 31, 2022 and 2021, are summarized below (in thousands):

	Three Months Ended March 31,
	2022	2021
Lead concentrate revenue	$60,082	$41,549
Zinc concentrate revenue	27,228	11,934
Treatment and refining charges	(4,964)	(6,722)
Subtotal	82,346	46,761
Provisional revenue adjustments	5,262	(431)
Revenue	$87,608	$46,330

Revenue increased by 89% in Q1 2022 compared to Q1 2021, primarily as a result of an increase in concentrate sales and realized metal prices in Q1 2022. The increase in concentrate sales were primarily due to higher zinc and lead concentrate production of 59% and 36%, respectively, and higher realized zinc and lead prices of 76% and 10%, respectively. In addition, silver, zinc and lead ore grades processed increased 35%, 27% and 10%, respectively. Provisional revenue represents potential future settlement adjustments based on commodity price fluctuations in concentrate sales volumes still subject to final settlement. Provisional revenue increased period over period primarily due to increases in actual and forward metals prices from the beginning of Q1 2022 to the end of Q1 2022. At the end of Q1 2021, lead prices decreased from the beginning of the period partially offset by a slight increase in silver prices over this period.

Cost of sales

Cost of sales increased by 27% primarily as a result of the increase in production and higher input costs and to a lesser extent higher input costs due to inflation. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 41% and 102% respectively, to $9.39 and ($0.19), respectively, for the quarter ended March 31, 2022, primarily attributable to higher metal production during Q1 2022.

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

Income tax (expense) recovery (restated)

The LGJV recognized an income tax expense of $14.0 million (restated) in Q1 2022, compared to $nil in Q1 2021, due to utilization of loss carryforwards in 2021 and significantly higher taxable income in 2022.

Net income (restated)

In Q1 2022, the LGJV had net income of $26.1 million (restated) compared to $6.9 million for Q1 2021. The change in net income was primarily due to the significant increase in revenue driven by the strong improvement in sales volumes and metals prices during period, partially offset by an increase in cost of sales, royalties, depreciation, depletion and amortization and income tax expense. In addition, interest expense decreased 96% due to lower borrowings and lower arrangement fees resulting from the retirement of the WCF and Term Loan.

Sustaining capital

In Q1 2022, the sustaining capital expenditures primarily consisted of $7.2 million on mine development, $5.3 million on the construction of the paste-fill plant, $3.3 million on the construction of the raise of the tailings storage facility, $1.1 million on underground power distribution infrastructure and $0.6 million on the construction of a ventilation raise. During Q1 2021 major sustaining capital expenditures included $6.4 million on mine development, $2.0 million on the processing plant and on the construction of a raise of the tailings storage facility, $1.1 million for the purchase of mining equipment, and $0.9 million on the drilling of dewatering wells.

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

On May 31, 2023, the Company’s cash and cash equivalents were $10.5 million and we had $41.0 million available to be drawn under the Credit Facility. The LGJV had cash and cash equivalents of $78.9 million on May 31, 2023. We believe we have sufficient cash and access to borrowings and other resources to carry out our business plans for at least the next 12 months. We may decide to increase our current financial resources with external financings if our long-term business needs require us to do so however there can be no assurance that the financing will be available to us on acceptable terms, or at all. We manage liquidity risk through the Credit Facility and the management of our capital structure.

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

Reconciliation of expenses (GAAP) to non-GAAP measures

The table below presents a reconciliation between the most comparable GAAP measure of the LGJV’s expenses to the non-GAAP measures of (i) cash costs, (ii) cash costs, net of by-product credits, (iii) co-product AISC and (iv) by-product AISC for our operations. The calculation for determining silver equivalent ounces was updated to include final settlements in the calculation of the realized metal prices and cash cost and AISC per ounce was updated to include period end accruals (volume and value for payable metals). The prior period comparatives were updated to reflect this change however the cash cost and AISC per ounce calculated on this basis is not materially different from the cash cost and AISC cost per ounce previously reported.

	Three Months Ended	Three Months Ended
(in thousands, except unit costs)	March 31, 2022	March 31, 2021
Cost of sales	$25,088	$19,805
Royalties	1,494	884
Exploration	2,121	649
General and administrative	2,820	3,246
Depreciation, depletion and amortization	16,342	10,949
Expenses	$47,865	$35,533
Depreciation, depletion and amortization	(16,342)	(10,949)
Exploration[1]	(2,121)	(649)
Treatment and refining charges[2]	4,964	6,635
Cash costs (A)	$34,366	$30,570
Sustaining capital	17,773	12,216
AISC (B)	$52,139	$42,786
By-product credits[3]	(34,791)	(17,212)
AISC, net of by-product credits (C)	$17,348	$25,574
Cash costs, net of by-product credits (D)	$(425)	$13,358

Payable ounces of silver equivalent[4] (E)	3,661	1,932
Co-product cash cost per ounce of payable silver equivalent (A/E)	$9.39	$15.83
Co-product AISC per ounce of payable silver equivalent (B/E)	$14.24	$22.15

Payable ounces of silver (F)	2,202	1,310
By-product cash cost per ounce of payable silver (D/F)	$(0.19)	$10.20
By-product AISC per ounce of payable silver (C/F)	$7.88	$19.52

(1) Exploration costs are not related to current operations.

(2) Represent reductions on customer invoices and are included in Sales of the LGJV combined statement of income (loss).

(3) By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period, which includes any final settlement adjustments from prior periods.

(4) Silver equivalents utilize the average realized prices during the three months ended March 31, 2022, of $23.85/oz silver, $2.11/lb zinc, $1.01/lb lead and $1,832/oz gold and the average realized prices during the three months ended March 31, 2021 of $27.69/oz silver, $1.20/lb zinc, $0.92/lb lead and $1,764/oz gold. Realized prices include the impact of final settlement adjustments from sales.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting described in the 2021 10-K/A.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report include, but are not limited to, any of the risks described in the 2021 10-K/A. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also adversely affect us. As of the date of this Report, there have been no material changes to the risk factors disclosed in the 2021 10-K/A.

Item 6.  Exhibits

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

GATOS SILVER, INC.
(Registrant)
June 26, 2023
	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer
June 26, 2023
	By:	/s/ André van Niekerk
André van Niekerk
Chief Financial Officer