Form 10-Q/A
period 2022-06-30
Gatos Silver, Inc.
filed 2023-06-27
CIK 1517006

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

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Gatos Silver, Inc. for the three and six months ended June 30, 2022 (“Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023 (the “Original Filing”).

This Amendment No. 1 contains the restated financial statements for us and the combined balance sheets and combined statements of income for the Los Gatos Joint Venture (“LGJV”) for the Affected Period to correct (i) the timing and recognition of net deferred tax assets and current income taxes at the 70%-owned LGJV and (ii) the accounting for the priority distribution due to our LGJV partner to exclude the priority distribution payment from the net income of the LGJV in calculating the equity income in affiliate for the Affected Period.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GATOS SILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		June 30,	December 31,
		2022	2021
	Notes	(restated)
ASSETS
Current Assets
Cash and cash equivalents		$7,277	$6,616
Related party receivables	6	576	1,592
Other current assets	4	2,222	3,558
Total current assets		10,075	11,766
Non‑Current Assets
Investment in affiliates	13	342,642	333,447
Other non-current assets		48	35
Total Assets		$352,765	$345,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	5	$1,336	$1,406
Non-Current Liabilities
Credit Facility, net of debt issuance costs	11	12,694	12,620
Shareholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,162,223 shares outstanding as of June 30, 2022 and December 31, 2021		117	117
Paid‑in capital		545,615	544,383
Accumulated deficit		(206,997)	(213,278)
Total shareholders’ equity		338,735	331,222
Total Liabilities and Shareholders’ Equity		$352,765	$345,248

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2022	2021	2022	2021
	Notes	(restated)		(restated)
Expenses
Exploration		$—	$694	$110	$918
General and administrative		4,257	5,661	11,034	10,514
Amortization		44	7	88	14
Total expenses		4,301	6,362	11,232	11,446

Other income
Equity income in affiliates	13	8,762	18,291	15,597	20,992
Other income	6	1,110	1,562	2,256	2,325
Net other income		9,872	19,853	17,853	23,317
Income before taxes		5,571	13,491	6,621	11,871
Income tax expense		340	—	340	—
Net income		$5,231	$13,491	$6,281	$11,871
Net income per share:	8
Basic		$0.08	$0.23	$0.09	$0.20
Diluted		$0.08	$0.22	$0.09	$0.20
Weighted average shares outstanding:
Basic		69,162,223	59,534,627	69,162,223	59,427,320
Diluted		69,162,223	60,623,496	69,309,019	60,420,811

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands of United States dollars, except for share amounts)

	Number		Amount
	Common	Treasury	Common	Treasury	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2021 (restated)	69,162,223	—	$117	$—	$544,383	$(213,278)	$331,222
Stock-based compensation	—	—	—	—	1,482	—	1,482
Net income (restated)	—	—	—	—	—	1,050	1,050
Balance at March 31, 2022 (restated)	69,162,223	—	$117	$—	$545,865	$(212,228)	$333,754
Stock-based compensation	—	—	—	—	(250)	—	(250)
Net income (restated)	—	—	—	—	—	5,231	5,231
Balance at June 30, 2022 (restated)	69,162,223	—	$117	$—	$545,615	$(206,997)	$338,735

	Number		Amount
	Common	Treasury	Common	Treasury	Paid‑in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2020	59,183,076	144,589	$108	$(1,027)	$409,728	$(147,423)	$261,386
Stock‑based compensation	—	—	—	—	1,078	—	1,078
Issuance of common stock	182,453	—	—	—	1,559	—	1,559
DSUs converted to common stock	43,523	—	—	—	—	—	—
Other	—	—	—	—	(262)	—	(262)
Net loss	—	—	—	—	—	(1,620)	(1,620)
Balance at March 31, 2021	59,409,052	144,589	$108	$(1,027)	$412,103	$(149,043)	$262,141
Stock‑based compensation	—	—	—	—	2,490	—	2,490
Issuance of common stock	331,497	—	—	—	2,662	—	2,662
DSUs converted to common stock	33,652	—	—	—	—	—	—
Other	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	13,491	13,491
Balance at June 30, 2021	59,774,201	144,589	$108	$(1,027)	$417,248	$(135,552)	$280,777

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of United States dollars)

		Six Months Ended
		June 30,
		2022	2021
	Notes	(restated)
OPERATING ACTIVITIES
Net income		$6,281	$11,871
Adjustments to reconcile net income to net cash used by operating activities:
Amortization		88	14
Stock‑based compensation expense	7	1,360	3,426
Other	7	127	44
Equity income in affiliates	13	(15,257)	(20,992)
Dividends from affiliates, net of withholding taxes	13	5,935	—

Changes in operating assets and liabilities:
Receivables from related‑parties		1,016	(3,375)
Accounts payable and other accrued liabilities		(198)	(572)
Other current assets		1,336	1,689
Net cash provided by (used by) operating activities		688	(7,895)

INVESTING ACTIVITIES
Purchase of property, plant and equipment		(27)	—
Investment in affiliates	13	—	(116,595)
Net cash used by investing activities		(27)	(116,595)

FINANCING ACTIVITIES
Financing costs		—	(269)
Issuance of common stock		—	4,221
Other		—	(1)
Net cash provided by financing activities		—	3,951
Net increase (decrease) in cash and cash equivalents		661	(120,539)
Cash and cash equivalents, beginning of period		6,616	150,146
Cash and cash equivalents, end of period		7,277	29,607

Interest paid		$227	$—

Supplemental disclosure of noncash transactions:
Deferred financing costs included in accounts payable and accrued liabilities		$—	$284

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

The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which are necessary for a fair presentation for the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 (the “2021 10- K/A”).

As described in Note 3 – Restatement of Previously Issued Financial Statements, the Company’s financial statements for the three and six months ended June 30, 2022 (“Affected Period”), are restated in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (this “Quarterly Report”) to correct the recording of income taxes of the Company’s investment in affiliate and recognition of the priority distribution payment, and the resulting adjustments to the Company’s financial statements. The restated financial statements are indicated as “Restated” in the unaudited interim financial statements and accompanying notes, as applicable. See Note 3—Restatement of Previously Issued Financial Statements for further discussion.

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

Investment in affiliates – Income Taxes recorded by affiliates

During the preparation of the 2022 annual financial statements the Company identified that the investment in affiliates and equity income in affiliates were not correctly recorded as of June 30, 2022, and the three and six months period then ended, respectively. The Company identified that its affiliate, the LGJV, did not recognize certain current and deferred tax assets and liabilities in accordance with ASC 740, Income Taxes. As a result, the Company determined that there were errors in the calculation of the deferred tax assets related to property plant and equipment, mine development and historical net operating losses. In certain cases, the tax basis was not calculated in accordance with the Mexican tax regulations. The LGJV understated the value of the deferred tax assets and overstated the value of current taxes payable at December 31, 2021, and recognized in deferred tax assets in the quarter ended March 31, 2022.

The impact of the error on the financial statements of the LGJV was (i) a decrease in deferred tax assets of $7,267, and (ii) an increase in the income tax receivable of $20,981, (iii) a decrease in VAT receivable of $7,124, at June 30, 2022, (iv) an increase in income tax expense of $110 and $9,612 for the three and six months ended June 30, 2022, respectively.

The impact of the LGJV tax errors on the Company’s financial statements was (i) a decrease in the investment in affiliates of $7,666 at June 30, 2022, and (ii) a decrease of $77 and $7,666 in equity income in affiliates for the three and six months ended June 30, 2022, respectively.

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

The impact of the error described above on the Company’s financial statements was (i) a decrease of $4,631 in the investment in affiliates at June 30, 2022 (ii) an increase in equity income in affiliates of $6,790 for the three months ended June 30, 2022, (iii) a decrease in equity income in affiliates of $4,631 for the six months ended June 30, 2022.

Investment in affiliates – Prior period restatement

The impact on the financial statements for year December 31, 2021, is discussed in the Amendment No. 1 to the Annual Report on Form 10-K. The impact of the restatements recorded in the financial statements for year ended December 2021 as described in Form 10-K/A for the year ended December 31, 2021, resulted in a decrease in the investment in affiliates of $21,863.

Impact of the Restatement

The aggregate impact of the above-noted changes, along with the decrease of $2,515 in the basis amortization of the investment in affiliates for the six months ended June 30, 2022, resulting from the above-noted changes and other previously uncorrected immaterial misstatement to income tax expense ($340) and paid-in capital ($554), are included in the adjustments described in the tables below. The cumulative impact of these items was (i) a decrease in investment in affiliates of $31,985, (ii) an increase in accumulated deficit of $32,539, (iii) a decrease in shareholders’ equity of $31,985 at June 30, 2022 (iv) a decrease in equity income in affiliates of $9,782, and (v) a decrease in net income of $10,122 for the six months ended June 30, 2022. For the three months ended June 30, 2022, the aggregate impact of the above-noted changes along with the decrease of $1,284 in the basis amortization of the investment in affiliates resulting from the above-noted changes and other previously uncorrected immaterial misstatement to income tax expense ($340) resulted in (i) an increase in equity income in affiliates of $7,997 and (ii) an increase in net income of $7,657. These adjustments related to non-cash items, accordingly there were not changes to cash flows from operations, cash flows from investing activities or cash flows from financing activities for the six months ended June 30, 2022.

These are considered errors in accordance with ASC 250 and are material to the consolidated financial statements for 2021 and require that the consolidated financial statements be restated.

The impact of the restatement on the Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statements of Shareholders’ Equity (Deficit) and Consolidated Statement of Cash Flows for the three and six months ended June 30, 2022, is presented below. The errors had no impact on net cash flows from operating, investing or financing activities.

	June 30, 2022		June 30, 2022
	As previously reported	Adjustment	As restated
Consolidated Balance Sheet
Investment in affiliates	374,627	(31,985)	342,642
Total Assets	384,750	(31,985)	352,765
Paid-in capital	545,061	554	545,615
Accumulated deficit	(174,458)	(32,539)	(206,997)
Total shareholders’ equity	370,720	(31,985)	338,735
Total liabilities and shareholders’ equity	384,750	(31,985)	352,765

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2022
	As previously reported	Adjustment	As restated
Consolidated Statement of Operations
Equity income in affiliates	765	7,997	8,762
Net other income	1,875	7,997	9,872
Income before income taxes	(2,426)	7,997	5,571
Income tax expense	—	340	340
Net income	(2,426)	7,657	5,231
Net loss per share (basic & diluted)	(0.04)	0.12	0.08

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	As previously reported	Adjustment	As restated
Consolidated Statement of Operations
Equity income in affiliates	25,379	(9,782)	15,597
Net other income	27,635	(9,782)	17,853
Income before income taxes	16,403	(9,782)	6,621
Income tax expense	—	340	340
Net Income	16,403	(10,122)	6,281
Net loss per share (basic & diluted)	0.24	(0.15)	0.09

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	As previously reported	Adjustment	As restated
Consolidated Statement of Shareholders’ Equity (Deficit)
Paid-in capital at March 31, 2022	545,311	554	545,865
Accumulated Deficit Balance at March 31, 2022	(172,032)	(40,196)	(212,228)
Total shareholders’ equity at March 31, 2022	373,396	(39,642)	333,754
Paid-in capital at June 30, 2022	545,061	554	545,615
Accumulated Deficit Balance at June 30, 2022	(174,458)	(32,539)	(206,997)
Total shareholders’ equity at June 30, 2022	370,720	(31,985)	338,735

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2022
	As previously reported	Adjustment	As restated
Consolidated Statement of Cash Flows
Net income	(2,426)	7,657	5,231
Equity income in affiliates	765	7,657	8,422

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	As previously reported	Adjustment	As restated
Consolidated Statement of Cash Flows
Net income	16,403	(10,122)	6,281
Equity income in affiliates	25,379	(10,122)	15,257

The impact of the restatement on the Combined Balance Sheets and Combined Statements of Operations of the LGJV is presented below.

	June 30, 2022		June 30, 2022
	As previously reported	Adjustment	As restated
Combined Balance Sheet
VAT receivable	25,384	(7,124)	18,260
Income tax receivable	—	20,981	20,981
Other current assets	14,038	(3,044)	10,994
Total current assets	100,536	10,813	111,349
Deferred tax assets	16,110	(7,267)	8,843
Total non-current assets	440,824	(7,267)	433,557
Total assets	541,360	3,546	544,906
Accumulated deficit	(79,651)	3,546	(76,105)
Total owners’ capital	479,175	3,546	482,721
Total liabilities and owners’ capital	541,360	3,546	544,906

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2022
	As previously reported	Adjustment	As restated
Combined Statement of Operations
Income tax (expense) recovery	(1,688)	(110)	(1,798)
Net income	3,464	(110)	3,354

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	As previously reported	Adjustment	As restated
Combined Statement of Operations
Other (income) expense	(1,339)	1,339	—
Total other (income) expense	(257)	1,339	1,082
Income before income tax (expense) recovery	46,558	(1,339)	45,219
Income tax (expense) recovery	(6,174)	(9,612)	(15,786)
Net income	40,384	(10,951)	29,433

4.           Other Current Assets

	June 30,	December 31,
	2022	2021
Value added tax receivable	$655	$575
Prepaid expenses	1,347	2,976
Other	220	7
Total other current assets	$2,222	$3,558

5.           Accounts Payable and Other Accrued Liabilities

	June 30,	December 31,
	2022	2021
Accounts payable	$198	$196
Accrued expenses	618	623
Accrued compensation	520	587
Total accounts payable and other current liabilities	$1,336	$1,406

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

A reconciliation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(restated)		(restated)
Net income	$5,231	$13,491	$6,281	$11,871

Weighted average shares:
Basic	69,162,223	59,534,627	69,162,223	59,427,320
Effect of dilutive stock options	—	876,448	—	809,749
Effect of dilutive DSUs	—	212,421	146,796	183,742
Diluted	69,162,223	60,623,496	69,309,019	60,420,811

Net income per share:
Basic	0.08	0.23	0.09	0.20
Diluted	0.08	0.22	0.09	0.20

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

On December 19, 2022, the Company entered an amended and restated Credit Facility with BMO extending the maturity date and re-establishing a credit limit of $50,000, with an accordion feature providing up to an additional $25,000. Key terms of the amended Credit Facility include:

●	audited financial statements for fiscal year 2021 are to be provided no later than April 15, 2023, and audited financial statements for fiscal year 2022 and unaudited financial statements for the first three fiscal quarters in fiscal year 2022 are to be provided no later than April 30, 2023. A waiver was subsequently extended for the afore-mentioned financial statements and the unaudited financial statements for the three months ended March 31, 2023, to be provided no later than July 15, 2023;
●	the maturity date is extended from July 31, 2024, to December 31, 2025;
●	a change in the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”); and
●	loans under the Revolver bear interest at a rate equal to either a term SOFR rate plus a margin ranging from 3.00% to 4.00% or a U.S. base rate plus a margin ranging from 2.00% to 3.00%, as selected by the Company.

12.          Segment Information (restated)

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

	Three Months Ended June 30, 2022 (restated)			Three Months Ended June 30, 2021
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$—	$—	$—	$694	$—	$694
General and administrative	780	3,477	4,257	178	5,483	5,661
Amortization	1	43	44	—	7	7
Equity income in affiliates	(8,762)	—	(8,762)	(18,291)	—	(18,291)
Net other (income) expense	12	(1,122)	(1,110)	5	(1,567)	(1,562)
Income tax expense	340	—	340	—	—	—
Total assets	$91,804	$260,961	$352,765	$59,679	$224,879	$284,558

	Six Months Ended June 30, 2022 (restated)			Six Months Ended June 30, 2021
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$110	$—	$110	$918	$—	$918
General and administrative	1,389	9,645	11,034	332	10,182	10,514
Amortization	1	87	88	—	14	14
Equity income in affiliates	(15,597)	—	(15,597)	(20,992)	—	(20,992)
Net other (income) expense	14	(2,270)	(2,256)	19	(2,344)	(2,325)
Income tax expense	340	—	340	—	—	—
Total assets	$91,804	$260,961	$352,765	$59,679	$224,879	$284,558

13.         Investment in Affiliate (restated)

During the three months ended June 30, 2022 and June 30, 2021, the Company recognized $7,716 and $18,291 of income, respectively, and during the six months ended June 30, 2022 and 2021, the Company recognized $14,039 and $20,992 of income, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results. The equity income or loss in affiliate includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized as the LGJV Entities’ proven and probable reserves are processed.

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

The LGJV Entities’ restated combined balance sheets as of June 30, 2022, and December 31, 2021, and the restated combined statements of income for the three and six months ended June 30, 2022 and 2021, are as follows:

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30,	December 31,
	2022	2021
	(restated)
ASSETS
Current Assets
Cash and cash equivalents	$40,324	$20,280
Receivables	9,297	11,263
Inventories	11,493	11,062
VAT receivable	18,260	46,242
Income tax receivable	20,981	—
Other current assets	10,994	4,515
Total current assets	111,349	93,362
Non‑Current Assets
Mine development, net	232,754	229,076
Property, plant and equipment, net	191,960	190,896
Deferred tax assets	8,843	17,407
Total non‑current assets	433,557	437,379
Total Assets	$544,906	$530,741

LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$43,403	$33,179
Related party payable	594	1,609
Accrued interest	21	51
Equipment loans	2,584	5,534
Unearned Revenue	—	1,714
Total current liabilities	46,602	42,087

Non‑Current Liabilities
Equipment loans	27	478
Lease liability	299	—
Reclamation obligations	15,257	14,706
Total non‑current liabilities	15,583	15,184

Owners’ Capital
Capital contributions	540,638	540,638
Paid‑in capital	18,188	18,370
Accumulated deficit	(76,105)	(85,538)
Total owners’ capital	482,721	473,470
Total Liabilities and Owners’ Capital	$544,906	$530,741

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(restated)		(restated)
Revenue	$57,196	$75,005	$144,804	$121,335

Expenses
Cost of sales	27,837	24,096	52,925	43,901
Royalties	918	1,415	2,412	2,299
Exploration	2,233	1,261	4,354	1,910
General and administrative	3,595	2,833	6,415	6,079
Depreciation, depletion and amortization	16,055	12,705	32,397	23,654
Total operating expenses	50,638	42,310	98,503	77,843

Other (income) expense
Interest expense	174	2,356	265	4,473
Arrangement fee	—	2,090	—	2,090
Accretion expense	275	228	551	456
Other (income) expense	—	11	—	(19)
Foreign exchange (gain) loss	957	(1,335)	266	295
Total other (income) expense	1,406	3,350	1,082	7,295

Income before income tax expense	5,152	29,345	45,219	36,197

Income tax expense	1,798	—	15,786	—

Net income	$3,354	$29,345	$29,433	$36,197

14.         Subsequent Events

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

Investment in affiliates – Income Taxes recorded by affiliates

During the preparation of the 2022 annual financial statements the Company identified that the investment in affiliates and equity income in affiliates were not correctly recorded as of June 30, 2022, and the three and six months period then ended, respectively. The Company identified that its affiliate, the LGJV, did not recognize certain current and deferred tax assets and deferred tax liabilities in accordance with ASC 740, Income Taxes. As a result, the Company determined that there were errors in the calculation of the deferred tax assets related to property plant and equipment, mine development and historical net operating losses. In certain cases, the tax basis was not calculated in accordance with the Mexican tax regulations. The LGJV understated the value of the deferred tax assets and overstated the value of current taxes payable at December 31, 2021, and recognized in deferred tax assets in the quarter ended March 31, 2022.

The impact of the error on the financial statements of the LGJV was (i) a decrease in deferred tax assets of $7.3 million, (ii) an increase in the income tax receivable of $21.0 million, (iii) a decrease in VAT receivable of $7.1 million, at June 30, 2022 and (iv) an increase in income tax expense of $0.1 million and $9.6 million for the three and six months ended June 30, 2022, respectively.

The impact of the LGJV tax errors on the Company’s financial statements was (i) a decrease in the investment in affiliates of $7.7 million at June 30, 2022, and (ii) a decrease of nil and $7.7 million in equity income in affiliates for the three and six months ended June 30, 2022, respectively.

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

The impact of the error described above on the Company’s financial statements was (i) ) a decrease of $4.6 million in the investment in affiliates at June 30, 2022, (ii) an increase in equity income in affiliates of $6.8 million for the three months ended June 30, 2022 and (iii) a decrease in equity income in affiliates of $4.6 million for the six months ended June 30, 2022.

Investment in affiliates – Prior period restatement

The impact on the financial statements for year December 31, 2021, is discussed in the Amendment No. 1 to the Annual Report on Form 10-K The impact of the restatements recorded in the financial statements for year ended December 2021 as described in Form 10-K/A for the year ended December 31, 2021, resulted in a decrease in the investment in affiliates of $21.9 million.

Impact of the Restatement

The aggregate impact of the above-noted changes, along with the decrease of $2.5 million in the basis amortization of the investment in affiliates for the six months ended June 30, 2022, resulting impact from above-mentioned and other previously uncorrected immaterial misstatement to income tax expense ($0.3 million) and paid-in capital ($0.6 million), was (i) a decrease in investment in affiliates of $32.0 million, (ii) an increase in accumulated deficit of $32.5 million, and (iii) a decrease in shareholders’ equity of $32.0 million at June 30, 2022, and (iv) a decrease in equity income in affiliates of $9.8 million, and (v) a decrease in net income of $10.1 million for the six months ended June 30, 2022. For the three months ended June 30, 2022 the aggregate impact of the above-noted changes along with the decrease of $1.3 million in the basis amortization of the investment in affiliates resulting from the above-noted changes and other previously uncorrected immaterial misstatement to income tax expense ($0.3 million) resulted in (i) and increase in equity income in affiliates of $8.0 million, and (ii) an increase in net income of $7.7 million. These adjustments related to non-cash items, accordingly there were not changes to cash flows from operations, cash flows from investing activities or cash flows from financing activities for the six months ended June 30, 2022.

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

Second Quarter and First Half 2022 Highlights

Gatos Silver

Second Quarter and First Half 2022

●	The Company recorded a net income of $5.2 million (restated) for the three months ended June 30, 2022, compared to $13.5 million of net income in the same period of the prior year as a result of lower equity income from affiliates earned during the second quarter of 2022;
●	The Company recorded net income of $6.3 million (restated) for the six months ended June 30, 2022 compared to net income of $11.9 million for the six months ended June 30, 2021 primarily due to $5.4 million decrease in equity income from the LGJV; and
●	The cash balance at June 30, 2022 was $7.3 million compared to $6.6 million at December 31, 2021, and access to the Credit Facility was maintained albeit at a reduced level. On December 19, 2022, the Credit Facility was extended and the full $50.0 million availability under the Credit Facility has been restored of which $9.0 million is currently drawn.

LGJV

Operational highlights

Second Quarter 2022

●	Silver production was 2.3 million ounces for the three months ended June 30, 2022, an 10% increase over the 2.1 million ounces of silver produced for the three months ended June 30, 2021 primarily as a result of higher ore grades. The majority of production for the quarter was sourced from the Central Zone with the remainder from the Northwest Zone and the initial development into the Southeast Upper Zone;
●	The processing plant processed 211,350 tonnes, a decrease of 8% compared to the second quarter of 2021, as a result of a temporary blasting suspension in the mine that impacted ore production for over two weeks starting in late April. Milling operations were suspended for 11 operating days due to the blasting suspension. The mill averaged 2,323 tonnes per day during the quarter. Excluding the suspension time, the mill averaged 2,642 tonnes per day during the quarter;
●	Metal recoveries exceeded design rates for payable metals with silver recovery averaging 90.4%, zinc recovery averaging 66.4% and lead recovery averaging 90.5%; and
●	Construction progress on key infrastructure projects continued, including the installation of underground dewatering equipment, the paste plant and a tailings dam raise. These projects are expected to support increased productivity and to help reduce unit operating costs. The tailings dam raise and the paste plant were subsequently completed in the fourth quarter of 2022.

First Half 2022

●	CLG achieved record production of 4.7 million ounces of silver, 22.0 million pounds of lead and 29.3 million pounds of zinc for the six months ended June 30, 2022;
●	The processing plant processed 446,335 tonnes, an increase of 3% compared to the first half of 2021, as a result of a increased throughput rates partially offset by the temporary blasting suspension in the mine that impacted ore production for over two weeks starting in late April; and
●	Metal recoveries exceeded design rates for payable metals with silver recovery averaging 90.1%, zinc recovery averaging 65.4% and lead recovery averaging 89.9%.

Financial highlights

Second Quarter 2022

●	Revenue of $57.2 million decreased 24% for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to the mark-to-market adjustment of provisional revenue as a result of the decrease in commodity prices during the second quarter of 2022;
●	Cost of sales totaled $27.8 million for the three months ended June 30, 2022, 16% higher compared to the same period in 2021, primarily as a result of increased operational costs primarily as a result of increased production, and increased equipment maintenance costs, cost of materials & supplies and higher power cost. Compared to the three months ended June 30, 2021, co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 19% and 104% respectively, to $9.48 and ($0.10), respectively, for the three months ended June 30, 2022;
●	Compared to the three months ended June 30, 2021, co-product all-in sustaining cost per ounce of payable silver equivalent and by-product all-in sustaining cost per ounce of payable silver decreased by 16% and 16% respectively, to $15.13 and $10.54, respectively, for the three months ended June 30, 2022;
●	LGJV net income totaled $3.4 million (restated) the three months ended June 30, 2022 compared to $29.3 million in the same period in 2021. The 89% decrease in net income is primarily due to mark-to-market provisional revenue adjustments and higher costs of sales and depreciation, depletion and amortization incurred for the three months ended June 30, 2022; and
●	The LGJV declared and paid its first dividend of $20 million in April 2022. This dividend paid the initial priority dividend due to Dowa. The dividend was paid to each partner on a pro rata basis net of withholding taxes.

First Half 2022

●	Revenue of $144.8 million increased 19% for the six months ended June 30, 2022 compared to the same period in 2021 primarily due the increase in metal grades and higher realized metal prices;
●	Cost of sales totaled $52.9 million for the six months ended June 30, 2022, 21% higher compared to the same period in 2021, primarily due to increased production and sales volumes. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 29% and 103% respectively, to $9.48 and ($0.15), respectively, for the six months ended June 30, 2022;
●	Co-product all-in sustaining cost per ounce of payable silver equivalent and by-product all-in sustaining cost per ounce of payable silver decreased by 25% and 41% respectively, to $14.77 and $9.17, respectively, for the six months ended June 30, 2022; and
●	LGJV net income totaled $29.4 million (restated) the six months ended June 30, 2022 compared to $36.2 million in the same period in 2021.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(restated)		(restated)
Expenses
Exploration	$—	$694	$110	$918
General and administrative	4,257	5,661	11,034	10,514
Amortization	44	7	88	14
Total expenses	4,301	6,362	11,232	11,446

Other income
Equity income in affiliates	8,762	18,291	15,597	20,992
Other income	1,110	1,562	2,256	2,325
Net other income	9,872	19,853	17,853	23,317
Income before taxes	5,571	13,491	6,621	11,871
Income tax expense	340	—	340	—
Net income	$5,231	$13,491	$6,281	$11,871
Net income per share:
Basic	$0.08	$0.23	$0.09	$0.20
Diluted	$0.08	$0.22	$0.09	$0.20

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

Equity income in affiliates (restated)

The decrease in equity income resulted primarily from the LGJV recording lower net income of $3.4 million for the three months ended June 30, 2022 compared to $29.3 million for the three months ended June 30, 2021 partially offset by the $6.8 million equity income recognized as a result of the priority distribution payment recovery recorded during the three months ended June 30, 2022. The decrease in net income at the LGJV was primarily due to mark-to-market provisional revenue adjustments and also higher costs of sales and depreciation, depletion and amortization incurred for the three months ended June 30, 2022. See “Results of operations LGJV” below.

Other Income

Other income for the three months ended June 30, 2022 and 2021, consists primarily of management fees of $1.3 million the Company received from the LGJV.

Net income (restated)

For the quarter ended June 30, 2022, we recorded a net income of $5.2 million (restated), or $0.08 per diluted share (restated), compared to a net income of $13.5 million, or $0.22 per diluted share, for the quarter ended June 30, 2021, mainly due to the decrease in equity income in affiliates as described above.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Exploration expenses

During 2022, our exploration activities were focused on the LGJV and no exploration costs were incurred for our wholly owned properties outside of the first quarter of 2022.

General and administrative expenses

During the six months ended June 30, 2022, we incurred general and administration expenses of $11.0 million, compared to $10.5 million for the six months ended June 30, 2021, primarily due to higher legal fees attributable to legal consultation regarding the mineral resource and mineral reserve errors in the July 2020 technical report for CLG.

Equity income in affiliates (restated)

The decrease in equity income resulted primarily from the impact of priority distribution payment which reduced the equity income from the LGJV by $4.6 million in the six months ended June 30, 2022, as discussed in Note 3. The LGJV recorded net income of $29.4 million for the six months ended June 30, 2022, compared to $36.2 million for the six months ended June 30, 2021. The decrease in net income at the LGJV was primarily due to an increase in income tax expense, partly offset by the increase in concentrate sold, higher grade and higher realized metals prices for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. See "Results of operations LGJV" below.

Other Income

Other income for the six months ended June 30, 2022 and 2021, consists primarily of management fees the Company received of $2.5 million in the first half of 2022 and 2021 from the LGJV.

Net income (restated)

For the six months ended June 30, 2022, we recorded net income of $6.3 million (restated), or $0.09 per diluted share (restated), compared to net income of $11.9 million, or $0.20 per diluted share, for the six months ended June 30, 2021, mainly due to the decrease in equity income in affiliates as described above.

Results of operations LGJV

The following table presents operational information of the LGJV for the three and six months ended June 30, 2022 and 2021 and select restated financial information of the LGJV for the three and six months ended June 30, 2022 and 2021. The financial and operational information of the LGJV and CLG is shown on a 100% basis.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial	2022	2021	2022	2021
Amounts in thousands
Revenue	$57,196	$75,005	$144,804	$121,335
Cost of sales	27,837	24,096	52,925	43,901
Royalties	918	1,415	2,412	2,299
Exploration	2,223	1,261	4,354	1,910
General and administrative	3,595	2,833	6,415	6,079
Depreciation, depletion and amortization	16,055	12,705	32,397	23,654
Other (income) expense	1,406	3,350	1,082	7,295
Income tax expense (restated)	1,798	—	15,786	—
Net income (restated)	3,354	29,345	29,433	36,197
Sustaining capital	$22,177	$18,431	$39,950	$30,647

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Results	2022	2021	2022	2021
Tonnes milled (dmt)	211,350	230,656	446,335	434,135
Tonnes milled per day (dmt)	2,323	2,535	2,466	2,408
Average Grades
Silver (g/t)	374	322	363	296
Zinc (%)	5.03	4.41	4.56	3.87
Lead (%)	2.79	2.51	2.49	2.28
Gold (g/t)	0.38	0.35	0.34	0.33
Contained Metal
Silver ounces (millions)	2.30	2.1	4.7	3.6
Zinc pounds - in zinc conc. (millions)	15.6	14.5	29.3	23.2
Lead pounds - in lead conc. (millions)	11.8	11.2	22.0	18.9
Gold ounces - in lead conc. (thousands)	1.3	1.5	2.6	2.6
Recoveries[1]
Silver – in both lead and zinc concentrates	90.4%	88.6%	90.1%	87.3%
Zinc - in zinc concentrate	66.4%	64.4%	65.4%	62.4%
Lead - in lead concentrate	90.5%	87.6%	89.9%	86.3%
Gold - in lead concentrate	48.9%	57.5%	52.7%	56.1%
Average realized price per silver ounce[2]	$20.31	$27.04	$22.13	$27.31
Average realized price per zinc pound[2]	$1.97	$1.36	$2.03	$1.30
Average realized price per lead pound[2]	$0.92	$1.02	$0.96	$0.98
Average realized price per gold ounce[2]	$1,599	$1,922	$1,722	$1,854
Co-product cash cost per ounce of payable silver equivalent[3]	$9.48	$11.68	$9.48	$13.32
By-product cash cost per ounce of payable silver[3]	$(0.10)	$2.68	$(0.15)	$5.78
Co-product AISC per ounce of payable silver equivalent[3]	$15.13	$17.92	$14.77	$19.60
By-product AISC per ounce of payable silver[3]	$10.54	$12.58	$9.17	$15.45

(1)	Recoveries are reported for payable metals in the identified concentrate. Recoveries reported previously were based on total metal in both concentrates.
(2)	Realized prices include the impact of final settlement adjustments from sales.
(3)	See “Non-GAAP Financial Measures” below.

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

Lead revenue decreased by 14% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a 25% decrease in the realized silver price and 10% decrease in the realized lead prices partially offset by a 5% increase in lead concentrate production and higher silver and lead ore grades.

Zinc revenue increased by 40% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a 45% increase in the realized zinc price, an 8% increase in zinc concentrate production and higher silver and zinc ore grades, partially offset by a 25% decrease in the realized silver price.

Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement. Provisional revenue adjustments were lower period over period primarily due to decreases in actual and forward metals prices at the end of June 2022 as compared to the end of June 2021.

Cost of sales

Cost of sales increased by 16% primarily as a result of increased production, and increased equipment maintenance, materials & supplies and power costs. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver for the three months ended June 30, 2022, decreased by 19% and 104% respectively, to $9.48 and ($0.10), respectively, primarily due to higher metal production for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Royalties

Royalty expense decreased by $0.5 million for the three months ended June 30, 2022, compared to the same period in 2021 due to lower revenue and the reduction of the royalty percentage for the three months ended June 30, 2022 based on the terms of the royalty agreement.

General and administrative

General and administrative expense for the three months ended June 30, 2022, was $0.8 million higher as compared to the three months ended June 30, 2021, primarily due to consulting and severance costs.

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

Exploration

Exploration expense for the three months ended June 30, 2022, was $1.0 million higher as compared to the three months ended June 30, 2021, primarily as a result of increased surface drilling around CLG, Esther and greenfield exploration targets. The dominant focus for drilling was at CLG aiming to convert Inferred Resources to Indicated and also to expand the Inferred Resource base, particularly in the South-East Deeps area.

Other (income) expense

Other (income) expense was lower primarily due to a 93% decrease in interest expense due to lower interest rates, lower borrowings and lower arrangement fees incurred during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, as a result of the retirement of the WCF and the Term Loan in March 2021 and July 2021, respectively.

Income tax (expense) recovery (restated)

Income tax expense for the three months ended June 30, 2022, was $1.8 million higher as compared to the three months ended June 30, 2021, as a result of increased taxable income and less available losses carried forward.

Net income (restated)

For the three months ended June 30, 2022, the LGJV had net income of $3.4 million (restated) compared to $29.3 million for the three months ended June 30, 2021. The change in net income was primarily due to income taxes payable and the decrease in revenue driven by the mark-to-market adjustment of provisional revenue as a result of the decrease in commodity prices during the quarter, as well as an increase in cost of sales, depreciation depletion and amortization, and income taxes.

Sustaining capital

For the three months ended June 30, 2022, sustaining capital expenditures primarily consisted of $7.3 million of mine development, $8.3 million on the construction of the paste-fill plant, $2.5 million on the construction of the raise of the tailings storage facility, $0.5 million on underground power distribution infrastructure and $0.8 million on the construction of a ventilation raise. During the three months ended June 30, 2021, major sustaining capital expenditures included $8.0 million of mine development, $2.4 million on the processing plant and tailings storage facility, $0.7 million for the construction of a ventilation raise, $0.8 million for the purchase of mining equipment, and $2.6 million on the construction of dewatering wells.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Revenue

The LGJV’s concentrate sales for the six months ended June 30, 2022 and 2021, are summarized below, in thousands:

	Six Months Ended June 30,
	2022	2021
Lead concentrate revenue	$111,087	$100,927
Zinc concentrate revenue	55,978	32,410
Treatment and refining charges	(9,844)	(11,195)
Subtotal	157,221	122,142
Provisional revenue adjustments	(12,417)	(807)
Total Revenue	$144,804	$121,335

Revenue increased by 19% for the six months ended June 30 2022, compared to the six months ended June 30 2021, as a result of increased concentrate sales and realized zinc price in the first half of 2022 partially offset by provisional revenue reductions.

Lead concentrate revenue increased by 10% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to 16% increase in lead concentrate production, higher silver and lead ore grades, partially offset by 19% and 2% decrease in the realized price of silver and lead, respectively.

Zinc concentrate revenue increased by 73% for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to 26% increase in zinc concentrate production and 56% increase in realized zinc price, partially offset by a lower silver and zinc recoveries and a decrease in realized silver price of 19%.

Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement. Provisional revenue adjustments were lower period over period primarily due to decreases in actual and forward metals prices at the end of June 2022 as compared to the beginning of the period, compared to the end of June 2021.

Cost of sales

Cost of sales increased by 21% primarily as a result of increased production, increased equipment maintenance, materials & supplies and power costs during 2022. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 29% and 103% respectively, to $9.48 and ($0.15), respectively, for the six months ended June 30, 2022 primarily due to higher metal production.

Royalties

Royalty expense increased by $0.1 million for the six months ended June 30, 2022, due to higher revenue partially offset by the reduction of the royalty percentage for the six months ended June 30, 2022 based on the terms of the royalty agreement.

General and administrative

General and administrative expense for the six months ended June 30, 2022, was 6% higher as compared to the six months ended June 30, 2021, primarily due to inflation.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by 37% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily as a result of an increase in tonnes mined and also due to the decrease in the mineral reserve and the shorter mine life based on the Los Gatos Technical Report dated November 10, 2022. The lower mineral reserve tonnes and shorter life-of-mine reduced the basis for the depreciation and as a result increased the depreciation, depletion, and amortization expense for the six months ended June 30, 2022.

Exploration

Exploration expense for the six months ended June 30, 2022, was $2.4 million higher as compared to the six months ended June 30, 2021, primarily as a result of increased surface drilling around CLG, Esther and greenfield exploration targets. The dominant focus for drilling was at CLG aiming to convert Inferred Resources to Indicated and also to expand the Inferred Resource base, particularly in the South-East Deeps area.

Other (income) expense

Other (income) expense was lower primarily due to a 94% decrease in interest expense due to lower interest rates, lower borrowings and lower arrangement fees incurred during the six months ended June 30, 2022, compared to the six months ended June 30 2021 as a result of the retirement of the WCF and the Term Loan in March 2021 and July 2021, respectively.

Income tax (expense) recovery (restated)

Income tax expense for the six months ended June 30, 2022, was $15.8 million higher as compared to the six months ended June 30, 2021, as a result of increased taxable income and less available losses carried forward.

Net income (restated)

For the six months ended June 30, 2022, the LGJV had net income of $29.4 million (restated) compared to $36.2 million for the six months ended June 30, 2021. The change in net income was primarily due to the increase in income taxes payable, cost of sales, royalties, exploration and depreciation, depletion and amortization, partly offset by increase in revenue driven by the strong improvement in production during 2022.

Sustaining capital

During the six months ended June 30, 2022, sustaining capital expenditures primarily consisted of $14.5 million on mine development, $13.6 million on the construction of the paste-fill plant, $5.8 million on the construction of the raise of the tailings storage facility, $1.6 million on underground power distribution infrastructure and $1.5 million on the construction of a ventilation raise. During the six months ended June 30, 2021, major sustaining capital expenditures included $14.4 million on mine development, $4.4 million on the processing plant and tailings storage facility, $1.3 million for the construction of a ventilation raise, $2.0 million for the purchase of mining equipment and $3.4 million on the construction of dewatering wells.

Cash Flows

Gatos Silver

The following table presents our cash flows for the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Net cash provided by (used by)
Operating activities	$688	$(7,895)
Investing activities	(27)	(116,595)
Financing activities	—	3,951
Total change in cash	$661	$(120,539)
Cash and cash equivalents, beginning of period	$6,616	$150,146
Cash and cash equivalents, end of period	$7,277	$29,607

The cash balance at June 30, 2022, decreased to $7.3 million compared to $29.6 million at June 30, 2021.

Six months ended June 30, 2022, compared to June 30, 2021

Cash provided by (used by) operating activities was $0.7 million and ($7.9) million for the six months ended June 30, 2022 and 2021, respectively. The $8.6 million increase in cash was primarily due to receipt of a $5.9 million dividend from the LGJV and working capital changes from operations.

Cash used by investing activities was ($0.03) million and ($116.6) million for the six months ended June 30, 2022 and 2021, respectively. Cash used by investing activities for the six months ended June 30, 2022 was primarily due to the priority distribution payment made to Dowa. Cash used for the six months ended June 30, 2021, was primarily due to the $71.6 million acquisition of the 18.5% interest in the LGJV from Dowa and the $42.0 million pro-rata capital contribution to the LGJV for the extinguishment of the WCF in March 2021.

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

Six months ended June 30, 2022, compared to June 30, 2021

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

Cash used by investing activities was $38.1 million and $38.6 million for the six months ended June 30, 2022 and 2021, respectively. The $0.5 million decrease in cash used was primarily due to $5.6 million of lower mine development expenditures largely related to ventilation and pumping wells, partially offset by $5.1 million of higher expenditures for property, plant and equipment largely related to construction of the paste plant. The majority of property, plant and equipment expenditures in 2022 are related to construction of the paste plant and continued construction of the tailings dam raise.

Cash used by financing activities was $22.3 million and $17.0 million for the six months ended June 30, 2022 and 2021, respectively. The $5.3 million increase in cash used was primarily due to $19 million of dividends paid to partners in 2022. For the six months ended June 30, 2021, financing activities consisted of capital contributions of $62.4 million received, $15.9 million paid for Term Loan payment in June 2021 and the $60.0 million paid to extinguish the Working Capital Facility.

Liquidity and Capital Resources

As of June 30, 2022, and December 31, 2021, the Company had cash and cash equivalents of $7.3 million and $6.6 million, respectively. The increase in cash and cash equivalents was primarily due to receipt of the first dividend payment in April 2022 of $5.9 million partially offset by operating costs.

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

Reconciliation of expenses (GAAP) to non-GAAP measures

The table below presents a reconciliation between the most comparable GAAP measure of the LGJV’s expenses to the non-GAAP measures of (i) cash costs, (ii) cash costs, net of by-product credits, (iii) co-product AISC and (iv) by-product all-in sustaining costs for our operations.

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

	Three Months Ended		Six Months Ended
(in thousands, except unit costs)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of sales	$27,837	$24,096	$52,925	$43,901
Royalties	918	1,415	2,412	2,299
Exploration	2,233	1,261	4,354	1,910
General and administrative	3,595	2,833	6,415	6,079
Depreciation, depletion and amortization	16,055	12,705	32,397	23,654
Expenses	$50,638	$42,310	$98,503	$77,843
Depreciation, depletion and amortization	(16,055)	(12,705)	(32,397)	(23,654)
Exploration[1]	(2,233)	(1,261)	(4,354)	(1,910)
Treatment and refining charges[2]	4,880	6,142	9,844	12,777
Cash costs (A)	$37,230	$34,486	$71,596	$65,056
Sustaining capital	22,177	18,431	39,950	30,647
AISC (B)	$59,407	$52,917	$111,546	$95,703
By-product credits[3]	(37,444)	(29,497)	(72,235)	(46,709)
AISC, net of by-product credits (C)	$21,963	$23,420	$39,311	$48,994
Cash costs, net of by-product credits (D)	$(214)	$4,989	$(639)	$18,347

Payable ounces of silver equivalent[4] (E)	3,927	2,953	7,550	4,882
Co-product cash cost per ounce of payable silver equivalent (A/E)	$9.48	$11.68	$9.48	$13.32
Co-product AISC per ounce of payable silver equivalent (B/E)	$15.13	$17.92	$14.77	$19.60

Payable ounces of silver (F)	2,083	1,862	4,286	3,172
By-product cash cost per ounce of payable silver (D/F)	$(0.10)	$2.68	$(0.15)	$5.78
By-product AISC per ounce of payable silver (C/F)	$10.54	$12.58	$9.17	$15.45
(1)	Exploration costs are not related to current operations.
(2)	Represent reductions on customer invoices and included in Sales of the LGJV combined statement of income (loss).
(3)	By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period, which includes any final settlement adjustments from prior periods.
(4)	Silver equivalents utilize the average realized prices during the six months ended June 30, 2022 of $22.13/oz silver, $2.03/lb zinc, $0.96/lb lead and $1,722/oz gold and the average realized prices during the three months ended June 30, 2022 of $20.31/oz silver, $1.97/lb zinc, $0.92/lb lead and $1,599/oz gold. Silver equivalents utilize the average realized prices during the six months ended June 30, 2021, of $27.31/oz silver, $1.30/lb zinc, $0.98/lb lead and $1,854/oz gold and the average realized prices during the three months ended June 30, 2021, of $27.04/oz silver, $1.36/lb zinc,$1.02/lb lead and $1,922/oz gold. Realized prices include the impact of final settlement adjustments from sales.

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