Form 10-Q/A
period 2022-09-30
Gatos Silver, Inc.
filed 2023-06-27
CIK 1517006

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

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Gatos Silver, Inc. for the three and nine months ended September 30, 2022 (“Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023 (the “Original Filing”).

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GATOS SILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		September 30,	December 31,
		2022	2021
	Notes	(restated)
ASSETS
Current Assets
Cash and cash equivalents		$15,269	$6,616
Related party receivables	6	586	1,592
Other current assets	4	1,077	3,558
Total current assets		16,932	11,766
Non‑Current Assets
Investment in affiliates	13	341,071	333,447
Other non-current assets		39	35
Total Assets		$358,042	$345,248
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	5	$2,334	$1,406
Non-Current Liabilities
Credit Facility, net of debt issuance costs	11	12,730	12,620
Shareholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,162,223 shares outstanding as of September 30, 2022 and December 31, 2021		117	117
Paid‑in capital		546,354	544,383
Accumulated deficit		(203,493)	(213,278)
Total shareholders’ equity		342,978	331,222
Total Liabilities and Shareholders’ Equity		$358,042	$345,248

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2022	2021	2022	2021
	Notes	(restated)		(restated)

Expenses
Exploration		$—	$479	$110	$1,397
General and administrative		5,933	7,244	16,967	17,758
Amortization		44	31	132	45
Total expenses		5,977	7,754	17,209	19,200

Other income (expense)
Equity income in affiliates	13	8,930	1,600	24,527	22,592
Other income (expense)	6,10	1,076	(8,845)	3,332	(6,520)
Net other income (expense)		10,006	(7,245)	27,859	16,072
Income (loss) before taxes		4,029	(14,999)	10,650	(3,128)
Income tax expense		525	—	865	—
Net income (loss)		$3,504	$(14,999)	$9,785	$(3,128)
Net income (loss) per share:	8
Basic		$0.05	$(0.22)	$0.14	$(0.05)
Diluted		$0.05	$(0.22)	$0.14	$(0.05)
Weighted average shares outstanding:
Basic		69,162,223	67,133,205	69,162,223	62,024,175
Diluted		69,309,019	67,133,205	69,309,019	62,024,175

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands of United States dollars, except for share amounts)

	Number		Amount
	Common	Treasury	Common	Treasury	Paid‑in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2021 (restated)	69,162,223	—	$117	$—	$544,383	$(213,278)	$331,222
Stock‑based compensation	—	—	—	—	1,482	—	1,482
Net income (restated)	—	—	—	—	—	1,050	1,050
Balance at March 31, 2022 (restated)	69,162,223	—	$117	$—	$545,865	$(212,228)	$333,754
Stock‑based compensation	—	—	—	—	(250)	—	(250)
Net income (restated)	—	—	—	—	—	5,231	5,231
Balance at June 30, 2022 (restated)	69,162,223	—	$117	$—	$545,615	$(206,997)	$338,735
Stock‑based compensation	—	—	—	—	739	—	739
Net income (restated)	—	—	—	—	—	3,504	3,504
Balance at September 30, 2022 (restated)	69,162,223	—	$117	$—	$546,354	$(203,493)	$342,978

	Number		Amount
	Common	Treasury	Common	Treasury	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2020	59,183,076	144,589	$108	$(1,027)	$409,728	$(147,423)	$261,386
Stock-based compensation	—	—	—	—	1,078	—	1,078
Issuance of common stock	182,453	—	—	—	1,559	—	1,559
DSUs converted to common stock	43,523	—	—	—	—	—	—
Other	—	—	—	—	(262)	—	(262)
Net loss	—	—	—	—	—	(1,620)	(1,620)
Balance at March 31, 2021	59,409,052	144,589	$108	$(1,027)	$412,103	$(149,043)	$262,141
Stock-based compensation	—	—	—	—	2,490	—	2,490
Issuance of common stock	331,497	—	—	—	2,662	—	2,662
DSUs converted to common stock	33,652	—	—	—	—	—	—
Other	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	13,491	13,491
Balance at June 30, 2021	59,774,201	144,589	$108	$(1,027)	$417,248	$(135,552)	$280,777
Stock-based compensation	—	—	—	-	2,167	—	2,167
Issuance of common stock, net	9,288,747	(144,589)	9	1,027	121,637	—	122,673
DSU compensation	—	—	—	—	1,141	—	1,141
DSUs converted to common stock	71,546	—	—	—	—	—	—
Net loss	—	—	—	—	—	(14,999)	(14,999)
Balance at September 30, 2021	69,134,494	—	$117	$—	$542,193	$(150,551)	$391,759

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of United States dollars)

		Nine Months Ended
		September 30,
		2022	2021
	Notes	(restated)
OPERATING ACTIVITIES
Net income (loss)		$9,785	$(3,128)
Adjustments to reconcile net income to net cash used by operating activities:
Amortization		132	45
Stock‑based compensation expense	7	2,099	5,755
Other	7	180	65
Equity income in affiliates	13	(23,662)	(22,592)
Dividends from affiliates, net of withholding taxes	13	15,911	—

Changes in operating assets and liabilities:
Receivables from related-parties		1,006	446
Accounts payable and other accrued liabilities		748	1,094
Other current assets		2,481	2,821
Net cash provided by (used by) operating activities		8,680	(15,494)

INVESTING ACTIVITIES
Purchase of property, plant and equipment		(27)	—
Investment in affiliates	13	—	(261,439)
Net cash used by investing activities		(27)	(261,439)

FINANCING ACTIVITIES
Credit Facility		—	13,000
Financing costs		—	(7,274)
Issuance of common stock		—	132,873
Issuance of treasury stock		—	1,027
Other		—	(441)
Net cash provided by financing activities		—	139,185
Net increase (decrease) in cash and cash equivalents		8,653	(137,748)
Cash and cash equivalents, beginning of period		6,616	150,146
Cash and cash equivalents, end of period		15,269	12,398

Interest paid		$385	$67

Supplemental disclosure of noncash transactions:
Director fees in accrued liabilities converted to deferred share units		$—	$1,141

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

As described in Note 3 – Restatement of Previously Issued Financial Statements, the Company’s financial statements for the three and nine months ended September 30, 2022 (“Affected Period”), are restated in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (this “Quarterly Report”) to correct the recording of income taxes of the Company’s investment in affiliate and recognition of the priority distribution payment, and the resulting adjustments to the Company’s financial statements. The restated financial statements are indicated as “Restated” in the unaudited interim financial statements and accompanying notes, as applicable. See Note 3—Restatement of Previously Issued Financial Statements for further discussion.

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

Investment in affiliates – Income Taxes recorded by affiliates

During the preparation of the 2022 annual financial statements the Company identified that the investment in affiliates and equity income in affiliates were not correctly recorded as of September 30, 2022, and for the three and nine months period then ended, respectively. The Company identified that its affiliate, the LGJV, did not recognize certain current and deferred tax assets and deferred tax liabilities in accordance with ASC 740, Income Taxes. As a result, the Company determined that there were errors in the calculation of the deferred tax assets related to property plant and equipment, mine development and historical net operating losses. In certain cases, the tax basis was not calculated in accordance with the Mexican tax regulations. The LGJV understated the value of the deferred tax assets and overstated the value of current taxes payable at December 31, 2021 and recognized in deferred tax assets in the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022.

The impact of the error on the financial statements of the LGJV was (i) a decrease in deferred tax assets of $12,221, (ii) an increase in income tax receivable of $25,455, (iii) a decrease in VAT receivable of $7,107 at September 30, 2022, and (iv) an increase in income tax expense of $123 and $9,735 for the three and nine months ended September 30, 2022, respectively.

The impact of the LGJV tax errors on the Company’s financial statements was (i) a decrease in the investment in affiliates of $7,425 at September 30, 2022, (ii) an increase of $241 in equity income in affiliates for the three months ended September 30, 2022, and (iii) a decrease of $7,425 in equity income in affiliates for the nine months ended September 30, 2022.

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

The impact of the error described above on the Company’s financial statements was (i) a decrease of $4,631 in the investment in affiliates at September 30, 2022, and (ii) a decrease in equity income in affiliates of $4,631 for the nine months ended September 30, 2022. There was no impact on the equity income in affiliates for the three months ended September 30, 2022.

Investment in affiliates – Prior period restatements

The impact on the financial statements for year December 31, 2021, is discussed in the Amendment No. 1 to the Annual Report on Form 10-K. The impact of the restatements recorded in the three months ended December 31, 2021, as described in Form 10-K/A for the year ended December 31, 2021, resulted in a decrease in the investment in affiliates of $21,863.

Impact of the Restatement

The aggregate impact of the above-noted changes, along with the decrease of $4,403 in the basis amortization of the investment in affiliates for the nine months ended September 30, 2022 resulting from the above-noted changes on the basis amortization of the investment in affiliates and other previously uncorrected immaterial misstatement to income tax expense ($865) and paid-in capital account, are included in the adjustments described in the tables below. The cumulative impact of these items was (i) a decrease in investment in affiliate of $30,381 at September 30, 2022, (ii) a decrease in equity income in affiliates of $7,653, and (iii) a decrease in net income of $8,518 for nine months ended September 30, 2022. For the three months ended September 30, 2022, the aggregate impact of the above-noted changes along with the decrease of $1,888 in the basis amortization of the investment in affiliates resulting from the above-noted changes and other previously uncorrected immaterial misstatement to income tax expense ($525) resulted in (i) an increase of $2,129 in equity income in affiliates, (ii) an increase of $525 in income tax expense, and (iii) an increase of $1,604 in net income.

These are considered errors in accordance with ASC 250 and are material to the consolidated financial statements for September 31, 2022, and require that the consolidated financial statements be restated.

The impact of the restatement on the Consolidated Balance Sheets, Consolidated Statement of Operations, Consolidated Statements of Shareholders’ Equity (Deficit) and Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2022, is presented below. These adjustments related to non-cash items, accordingly there were not changes to cash flows from operations, cash flows from investing activities or cash flows from financing activities for the nine months ended September 30, 2022.

	September 30, 2022		September 30, 2022
Consolidated Balance Sheet	As previously reported	Adjustment	As restated
Investment in affiliates	371,452	(30,381)	341,071
Total Assets	388,423	(30,381)	358,042
Paid-in capital	545,800	554	546,354
Accumulated deficit	(172,558)	(30,935)	(203,493)
Total shareholders’ equity	373,359	(30,381)	342,978
Total liabilities and shareholders’ equity	388,423	(30,381)	358,042

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2022
Consolidated Statement of Operations	As previously reported	Adjustment	As restated
Equity income in affiliates	6,801	2,129	8,930
Net other income (loss)	7,877	2,129	10,006
Income (loss) before income taxes	1,900	2,129	4,029
Income tax expense	—	525	525
Net income (loss)	1,900	1,604	3,504
Net income (loss) per share
Basic	0.03	0.02	0.05
Diluted	0.03	0.02	0.05

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
Consolidated Statement of Operations	As previously reported	Adjustment	As restated
Equity income in affiliates	32,180	(7,653)	24,527
Net other income (loss)	35,512	(7,653)	27,859
Income (loss) before income taxes	18,303	(7,653)	10,650
Income tax expense	—	865	865
Net income (loss)	18,303	(8,518)	9,785
Net income (loss) per share
Basic	0.26	(0.12)	0.14
Diluted	0.26	(0.12)	0.14

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
Consolidated Statement of Shareholders’ Equity (Deficit)	As previously reported	Adjustment	As restated
Paid-in capital at March 31, 2022	545,311	554	545,865
Accumulated Deficit Balance at March 31, 2022	(172,032)	(40,196)	(212,228)
Total shareholders’ equity at March 31, 2022	373,396	(39,642)	333,754
Paid-in capital at June 30, 2022	545,061	554	545,615
Accumulated Deficit Balance at June 30, 2022	(174,458)	(32,539)	(206,997)
Total shareholders’ equity at June 30, 2022	370,720	(31,985)	338,735
Paid-in capital at September 30, 2022	545,800	554	546,354
Accumulated Deficit Balance at September 30, 2022	(172,558)	(30,935)	(203,493)
Total shareholders’ equity at September 30, 2022	373,359	(30,381)	342,978

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
Consolidated Statement of Cash Flows	As previously reported	Adjustment	As restated
Net income (loss)	18,303	(8,518)	9,785
Equity income in affiliates	(32,180)	8,518	(23,662)

The impact of the restatement on the Combined Balance Sheets and Combined Statements of Operations of the LGJV is presented below.

	September 30, 2022		September 30, 2022
Combined Balance Sheet	As previously reported	Adjustment	As restated
VAT receivable	20,749	(7,107)	13,642
Income tax receivable	—	25,455	25,455
Other current assets	4,727	(24)	4,703
Total current assets	87,329	18,324	105,653
Deferred tax assets	17,896	(12,221)	5,675
Total non-current assets	446,095	(12,221)	433,874
Total assets	533,424	6,103	539,527
Accounts payable and accrued liabilities	34,715	6,505	41,220
Income taxes	4,291	(4,291)	—
Total current liabilities	40,815	2,214	43,029
Accumulated deficit	(82,033)	(3,889)	(78,144)
Total owners' capital	476,793	(3,889)	480,682
Total liabilities and owners' capital	533,424	6,103	539,527

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2022
Combined Statement of Operations	As previously reported	Adjustment	As restated
Foreign exchange (loss) gain	(144)	467	323
Total other expense	(523)	467	(56)
Income tax (expense) recovery	(6,579)	(123)	(6,702)
Net income	12,617	344	12,961

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	As previously reported	Adjustment	As restated
Other (income) expense	(1,339)	1,339	—
Foreign exchange loss (gain)	410	(467)	(57)
Total other (income) expense	266	872	1,138
Income before income tax (expense) recovery	65,754	(872)	64,882
Income tax (expense) recovery	(12,753)	(9,735)	(22,488)
Net income	53,001	(10,607)	42,394

4.Other Current Assets

	September 30, 2022	December 31, 2021
Value added tax receivable	$683	$575
Prepaid expenses	387	2,976
Other	7	7
Total other current assets	$1,077	$3,558

5.Accounts Payable and Other Accrued Liabilities

	September 30, 2022	December 31, 2021
Accounts payable	$887	$196
Accrued expenses	361	623
Accrued compensation	1,086	587
Total accounts payable and other current liabilities	$2,334	$1,406

6.Related Party Transactions

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

7.Stockholders’ Equity

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

8.Net Income (Loss) per Share

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

A reconciliation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(restated)		(restated)
Net income (loss)	$3,504	$(14,999)	$9,785	$(3,128)

Weighted average shares:
Basic	69,162,223	67,133,205	69,162,223	62,024,175
Effect of dilutive DSUs	146,796	—	146,796	—
Diluted	69,309,019	67,133,205	69,309,019	62,024,175

Net income (loss) per share:
Basic	$0.05	$(0.22)	$0.14	$(0.05)
Diluted	$0.05	$(0.22)	$0.14	$(0.05)

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

On June 13, 2023, we entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties have agreed to resolve the U.S. Class Action for a payment by us and our insurers of $21,000 to a settlement fund. We are in the process of finalizing the amount of defense expenses that are covered under the directors’ and officers’ insurance policy which will be deducted from the $10,000 retention held by the Company. We expect to fund no more than $7,900 of the settlement, with the balance of the settlement payment to be paid by insurance. We and the other defendants will not admit any liability as part of the settlement. Since the settlement of the U.S. Class Action is subject to conditions, there can be no assurance that the U.S. Class Action will be finally resolved pursuant to the agreement in principle that has been reached.

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

12.Segment Information (restated)

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

	Three Months Ended September 30, 2022 (restated)			Three Months Ended September 30, 2021
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$—	$—	$—	$479	$—	$479
General and administrative	108	5,825	5,933	577	6,667	7,244
Amortization	—	44	44	—	31	31
Equity (income) in affiliates	(8,930)	—	(8,930)	(1,600)	—	(1,600)
Income tax expense	—	525	525	—	—	—
Net other (income) expense	23	(1,099)	(1,076)	15	8,830	8,845
Total assets	$103,870	$254,172	$358,042	$61,373	$347,012	$408,385

	Nine Months Ended September 30, 2022 (restated)			Nine Months Ended September 30, 2021
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$110	$—	$110	$1,397	$—	$1,397
General and administrative	1,497	15,470	16,967	909	16,849	17,758
Amortization	1	131	132	—	45	45
Equity (income) in affiliates	(24,527)	—	(24,527)	(22,592)	—	(22,592)
Income tax expense	—	865	865	—	—	—
Net other (income) expense	37	(3,369)	(3,332)	34	6,486	6,520
Total assets	$103,870	$254,172	$358,042	$61,373	$347,012	$408,385

13.Investment in Affiliate (restated)

During the three months ended September 30, 2022 and 2021, the Company recognized $8,930 (restated) and $1,600 of income, respectively, and during the nine months ended September 30, 2022 and 2021, the Company recognized $22,125 (restated) and $24,527 of income, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results. The equity income or loss in affiliate includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized as the LGJV Entities’ proven and probable reserves are processed.

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

The fair value of the LGJV was estimated based on the net present value of the expected cash flows to be generated by the LGJV on 70% basis. The discount rate used was 5.00%. The fair value of the investment in the LGJV was estimated to be $333,447 (restated) and the carrying value at December 31, 2021 was $413,795. Since the carrying value exceeded the fair value, an impairment charge of $80,348 was recorded during the fourth quarter of 2021. See Note 9 - Fair Value Measurements for additional detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment.

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

The LGJV Entities’ restated combined balance sheets as of September 30, 2022, and December 31, 2021, and the restated combined statements of income for the three and nine months ended September 30, 2022 and 2021, are as follows:

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30,	December 31,
	2022	2021
	(restated)
ASSETS
Current Assets
Cash and cash equivalents	$38,665	$20,280
Receivables	12,412	11,263
Inventories	10,776	11,062
VAT receivable	13,642	46,242
Income tax receivable	25,455
Other current assets	4,703	4,515
Total current assets	105,653	93,362
Non‑Current Assets
Mine development, net	229,800	229,076
Property, plant and equipment, net	198,399	190,896
Deferred tax assets	5,675	17,407
Total non‑current assets	433,874	437,379
Total Assets	$539,527	$530,741

LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$41,220	$33,179
Related party payable	593	1,609
Accrued interest	21	51
Equipment loans	1,195	5,534
Unearned Revenue	—	1,714
Total current liabilities	43,029	42,087

Non‑Current Liabilities
Equipment loans	—	478
Lease liability	283	—
Reclamation obligations	15,533	14,706
Total non‑current liabilities	15,816	15,184

Owners’ Capital
Capital contributions	540,638	540,638
Paid‑in capital	18,188	18,370
Accumulated deficit	(78,144)	(85,538)
Total owners’ capital	480,682	473,470
Total Liabilities and Owners’ Capital	$539,527	$530,741

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(restated)		(restated)
Revenue	$73,926	$56,991	$218,730	$178,326

Expenses
Cost of sales	28,625	26,374	81,550	70,275
Royalties	327	1,181	2,739	3,480
Exploration	1,881	1,595	6,235	3,505
General and administrative	3,431	3,414	9,846	9,493
Depreciation, depletion and amortization	19,943	12,734	52,340	36,388
Total operating expenses	54,207	45,298	152,710	123,141

Other (income) expense
Interest expense	103	847	368	5,320
Loss on Term Loan extinguishment	—	4,359	—	4,359
Arrangement fee	—	—	—	2,090
Accretion expense	276	228	827	684
Other income	—	(61)	—	(80)
Foreign exchange loss	(323)	47	(57)	342
Total other expense	56	5,420	1,138	12,715

Income before income tax expense	19,663	6,273	64,882	42,470

Income tax expense	6,702	750	22,488	750

Net income	$12,961	$5,523	$42,394	$41,720

14.    Subsequent Events

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

Investment in affiliates – Income taxes recorded by affiliates

During the preparation of the 2022 annual financial statements the Company identified that the investment in affiliates and equity income in affiliates were not correctly recorded as of September 30, 2022, and for the three and nine months period then ended, respectively. The Company identified that its affiliate, the LGJV, did not recognize certain current and deferred tax assets and deferred tax liabilities in accordance with ASC 740, Income Taxes. As a result, the Company determined that there were errors in the calculation of the deferred tax assets related to property plant and equipment, mine development and historical net operating losses. In certain cases, the tax basis was not calculated in accordance with the Mexican tax regulations. The LGJV understated the value of the deferred tax assets and overstated the value of current taxes payable at December 31, 2021, and recognized in deferred tax assets in the quarter ended March 31, 2022, instead. As a result, the investment in affiliates at March 31, 2022 and June 30, 2022 and September 30, 2022, was overstated.

The impact of the error on the financial statements of the LGJV was (i) an decrease in deferred tax assets of $12.2 million, (ii) an increase in the income tax receivable of $25.5 million, (iii) a decrease in VAT receivable of $7.1 million, and (iv) an increase in income tax expense of $0.1 million and $9.7 million for the three and nine months ended September 30, 2022, respectively.

The impact of the LGJV tax errors on the Company’s financial statements was (i) a decrease in the investment in affiliates of $7.4 million at September 30, 2022, (ii) an increase of $0.2 million in equity income in affiliates for the three months ended September 30, 2022 and (iii) a decrease of $7.4 million in equity income in affiliates for the nine months ended September 30, 2022.

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

The impact of the error described above on the Company’s financial statements was (i) a decrease of $4.6 million in the investment in affiliates at September 30, 2022, and (ii) a decrease in equity income in affiliates of $4.6 million for the nine months ended September 30, 2022. There was no impact on the equity income in affiliates for the three months ended September 30, 2022.

Investment in affiliates – Prior period restatements

The impact on the financial statements for year December 31, 2021, is discussed in the Amendment No. 1 to the Annual Report on Form 10-K. The impact of the restatements recorded in the three months ended 2021 as described in Form 10-K/A for the year ended December 31, 2021, resulted in a decrease in the investment in affiliates of $21.9 million.

Impact of the Restatement

The aggregate impact of the above-noted changes, along with the decrease of $4.4 million in the basis amortization of the investment in affiliates for the nine months ended September 30, 2022 resulting from the above-noted changes on the basis amortization of the investment in affiliates and other previously uncorrected immaterial misstatement to income tax expense ($0.9 million) and paid-in capital account, was (i) a decrease in investment in affiliates of $30.4 million, (ii) a decrease in equity income in affiliates of $7.7 million, and (iii) a decrease in net income of $8.5 million for nine months ended September 30, 2022. For the three months ended September 30, 2022, the aggregate impact of the above-noted changes along with the decrease of $1.9 million in the basis amortization of the investment in affiliates resulting from the above-noted changes and other previously uncorrected immaterial misstatement to income tax expense ($0.5 million) resulted in (i) an increase of $2.1 million in equity income in affiliates, (ii) an increase of $0.5 million in income tax expense, and (iii) an increase of $1.6 million in net income.

These adjustments related to non-cash items, accordingly there were not changes to cash flows from operations, cash flows from investing activities or cash flows from financing activities for the nine months ended September 30, 2022.

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

Third Quarter 2022 Highlights

Gatos Silver

Third Quarter and Year to date

●	The Company recorded net income of $3.5 million (restated) for the three months ended September 30, 2022, compared to a net loss of $15.0 million in the same period of the prior year as a result of higher equity income from affiliates earned during the third quarter of 2021 and a $10.0 million fee paid to Dowa in 2021;

●	The Company recorded net income of $9.8 million (restated) for the nine months ended September 30, 2022 compared to a net loss of $3.1 million for the nine months ended September 30, 2021 primarily due to $1.9 million decrease in equity income from the LGJV and a $9.9 million change in other income (expense) primarily due to a $10.0 million fee paid to Dowa in 2021; and
●	The cash balance at September 30, 2022 was $15.3 million compared to $6.6 million at December 31, 2021, and access to the Credit Facility was maintained albeit at a reduced level. On December 19, 2022, the Credit Facility was extended and the availability under the Credit Facility has been restored.

LGJV

Operational highlights

Third Quarter 2022

●	Silver production was 2.7 million ounces for the three months ended September 30, 2022, a 59% increase compared to the three months ended September 30,2021. The majority of production for the quarter was sourced from the Central Zone, with the remainder sourced from Northwest and Southeast Upper Zone;
●	The processing plant processed a record 263,331 tonnes (averaging 2,862 tonnes per day), an increase of 13% compared to the third quarter of 2021 as a result of continued debottlenecking efforts;
●	Metal recoveries exceeded design rates for payable metals with silver recovery averaging 89.6%, zinc recovery averaging 65.4% and lead recovery averaging 88.5%;
●	Construction progress on key infrastructure projects continued, including the installation of underground dewatering equipment, the paste plant and a tailings dam raise. These projects are expected to support increased productivity and to help reduce unit operating costs. The tailings dam raise fill placement was completed during the third quarter and the paste plant was subsequently completed in the fourth quarter of 2022; and
●	The transition to a new 100% renewable power supply contract was completed in September, which helped to reduce operating costs and greenhouse gas emissions.

Year to date

●	Silver production increased 39% to 7.4 million ounces for the nine months ended September 30, 2022 primarily due to higher throughput, higher grades and higher recovery;
●	The processing plant processed 709,666 tonnes (averaging 2,600 tonnes per day), an increase of 6% compared to the nine months ended September 30, 2021 as a result of continued debottlenecking efforts; and
●	Metal recoveries exceeded design rates for payable metals with silver recovery averaging 89.9%, zinc recovery averaging 65.4% and lead recovery averaging 89.4%.

Financial highlights

Third Quarter 2022

●	Revenues of $73.9 million increased 30% for the three months ended September 30, 2022 compared to the same period in 2021, primarily due the higher concentrate sales and a positive mark-to-market adjustment of provisional revenue as a result of the change in commodity prices during the third quarter 2022;
●	Cost of sales totaled $28.6 million for the three months ended September 30, 2022, 9% higher compared to the same period in 2021, primarily due to increased production. Compared to the three months ended September 30, 2021, co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 24% and 4% respectively, to $9.10 and $3.28, respectively, for the three months ended September 30, 2022;
●	Compared to the three months ended September 30, 2021, co-product all-in sustaining cost per ounce of payable silver equivalent and by-product all-in sustaining cost per ounce of payable silver decreased by 32% and 39% respectively, to $13.13 and $10.04, respectively, for the three months ended September 30, 2022;
●	LGJV net income totaled $13.0 million (restated) for the three months ended September 30, 2022 compared to $5.5 million in the same period in 2021 primarily due to increased revenue and lower other expenses partially offset by increased income tax expense for the three months ended September 30, 2022; and
●	The LGJV declared and paid its second dividend of $15 million in July 2022 to its partners.

Year to date

●	Revenues of $218.7 million increased 23% for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to higher concentrate sales as a result of the increase in metal grades and increased processed tonnes;
●	Cost of sales totaled $81.6 million for the nine months ended September 30, 2022, 16% higher compared to the same period in 2021, primarily due to increased production. Compared to the nine months ended September 30, 2021 co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 28% and 77% respectively, to $9.32 and $1.13, respectively, for the nine months ended September 30, 2022;
●	Compared to the nine months ended September 30, 2021 co-product all-in sustaining cost per ounce of payable silver equivalent and by-product all-in sustaining cost per ounce of payable silver decreased by 28% and 40% respectively, to $14.15 and $9.49, respectively, for the nine months ended September 30, 2022; and
●	LGJV net income totaled $42.4 million (restated) the nine months ended September 30, 2022 compared to $41.7 million in the same period in 2021.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(restated)		(restated)
Expenses
Exploration	$—	$479	$110	$1,397
General and administrative	5,933	7,244	16,967	17,758
Amortization	44	31	132	45
Total expenses	5,977	7,754	17,209	19,200

Other income (expense)
Equity income in affiliates	8,930	1,600	24,527	22,592
Other income (expense)	1,076	(8,845)	3,332	(6,520)
Net other income (expense)	10,006	(7,245)	27,859	16,072
Income (loss) before taxes	4,029	(14,999)	10,650	(3,128)
Income tax expense	525	—	865	—
Net income (loss)	$3,504	$(14,999)	$9,785	$(3,128)
Net income (loss) per share:
Basic	$0.05	$(0.22)	$0.14	$(0.05)
Diluted	$0.05	$(0.22)	$0.14	$(0.05)

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

Equity income in affiliates (restated)

The increase in equity income resulted primarily from the LGJV recording net income of $13.0 million (restated) during the three months ended September 30, 2022, compared to $5.5 million for the same period in 2021. The increase in net income at the LGJV was primarily due to the increase in concentrate sold reflecting increased production and higher zinc prices.

Other income (expense)

The $9.9 million change in other income (expense) for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021, was mainly due to a $10.0 million fee paid to Dowa in conjunction with the Term Loan repayment in 2021.

Net income (loss) (restated)

For the quarter ended September 30, 2022, we recorded net income of $3.5 million (restated), or $0.05 per diluted share (restated), compared to a net loss of $15.0 million, or $0.22 per diluted share, for the quarter ended September 30, 2021. The change was mainly due to the increase in equity income in affiliates and the 2021 payment of a $10.0 million fee to Dowa as described above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Exploration expenses

During 2022, our exploration activities were focused on the LGJV and no exploration costs were incurred for our wholly owned properties outside of the first quarter of 2022.

General and administrative expenses

During the nine months ended September 30, 2022, we incurred general and administration expense of $17.0 million compared to $17.8 million for the nine months ended September 30, 2021, primarily due to lower share-based compensation expense of $3.7 million and $0.7 million of separation costs for a departing executive officer partially offset by increased legal fees of $3.3 million attributable to legal consultation regarding the mineral resource and mineral reserve errors in the July 2020 technical report for CLG.

Equity income in affiliates (restated)

The increase in equity income resulted primarily from the increase in net income at the LGJV due to the increase in concentrates sold, higher grades, and higher realized metals prices for the nine months ended September 30, 2022, offset by the impact of priority distribution payment which reduced the equity income from the LGJV by $4.6 million compared to the nine months ended September 30, 2021.

Other income (expense)

The $9.9 million change in other income (expense) for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was mainly due to a $10.0 million fee paid to Dowa in conjunction with the Term Loan repayment in 2021.

Net income (loss) (restated)

For the nine months ended September 30, 2022, we recorded net income of $9.8 million (restated), or $0.14 per diluted share (restated), compared to net loss of $3.1 million, or $0.05 per diluted share, for the nine months ended September 30, 2021. The change was mainly due to the increase in equity income in affiliates and fee paid to Dowa as described above.

Results of operations LGJV

The following table presents operational information of the LGJV for the three and nine months ended September 30, 2022 and 2021, and select restated financial information of the LGJV for the three and nine months ended September 30, 2022 and 2021. The financial and operational information of the LGJV and CLG is shown on a 100% basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Financial	2022	2021	2022	2021
Amounts in thousands
Revenue	$73,926	$56,991	$218,730	$178,326
Cost of sales	28,625	26,374	81,550	70,275
Royalties	327	1,181	2,739	3,480
Exploration	1,881	1,595	6,235	3,505
General and administrative	3,431	3,414	9,846	9,493
Depreciation, depletion and amortization	19,943	12,734	52,340	36,388
Other expense	56	5,420	1,138	12,715
Income tax expense (restated)	6,702	750	22,488	750
Net income (restated)	12,961	5,523	42,394	41,720
Sustaining capital expenditures	$17,086	$21,180	$57,036	$51,864

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Results	2022	2021	2022	2021
Tonnes milled (dmt)	263,331	234,054	709,666	668,189
Tonnes milled per day (dmt)	2,862	2,544	2,600	2,454
Average Grades
Silver (g/t)	356	256	361	282
Zinc (%)	4.70	4.10	4.61	3.95
Lead (%)	2.38	2.35	2.45	2.30
Gold (g/t)	0.34	0.30	0.34	0.32
Contained Metal
Silver ounces (millions)	2.70	1.70	7.40	5.33
Zinc pounds - in zinc conc. (millions)	17.8	13.5	47.1	36.7
Lead pounds - in lead conc. (millions)	12.2	10.8	34.2	29.7
Gold ounces - in lead conc. (thousands)	1.40	1.30	3.98	3.92
Recoveries[1]
Silver – in both lead and zinc concentrates	89.6%	88.6%	89.9%	87.7%
Zinc - in zinc concentrate	65.4%	63.9%	65.4%	62.9%
Lead - in lead concentrate	88.5%	89.1%	89.4%	87.3%
Gold - in lead concentrate	48.9%	56.5%	51.3%	56.2%
Average realized price per silver ounce[2]	$17.69	$22.55	$20.48	$25.71
Average realized price per zinc pound[2]	$1.25	$1.41	$1.73	$1.34
Average realized price per lead pound[2]	$0.79	$1.06	$0.90	$1.01
Average realized price per gold ounce[2]	$1,682	$1,727	$1,708	$1,812
Co-product cash cost per ounce of payable silver equivalent[3]	$9.10	$11.92	$9.32	$12.89
By-product cash cost per ounce of payable silver[3]	$3.28	$3.41	$1.13	$4.98
Co-product AISC per ounce of payable silver equivalent[3]	$13.13	$19.23	$14.15	$19.59
By-product AISC per ounce of payable silver[3]	$10.04	$16.57	$9.49	$15.82
(1)	Recoveries are reported for payable metals in the identified concentrate. Recoveries reported previously were based on total metal in both concentrates.
(2)	Realized prices include the impact of final settlement adjustments from sales of previous periods.
(3)	See “Non-GAAP Financial Measures” below.

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

Revenue increased by 30% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, as a result of increased concentrate sales and positive market-to-market adjustments included in provisional revenue adjustments in the three months ended September 30, 2022 partially offset by lower realized lead, zinc and silver prices.

Lead concentrate revenue increased by 18% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an 13% increase in lead concentrate production and higher silver and lead recoveries, partially offset by an 25% decrease in the realized lead prices and a 22% decrease in the realized silver price.

Zinc concentrate revenue increased by 7% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a 32% increase in zinc concentrate production, partially offset by a lower silver and zinc recoveries and a 22% and 11% decrease in the realized silver price and zinc price, respectively.

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

Cost of sales

Cost of sales increased by 9% primarily as a result of an increase in processed tonnes, and increased equipment maintenance costs, cost of materials & supplies and higher power costs. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 24% and 4%, to $9.10 and $3.28, respectively, for the three months ended September 30, 2022.

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

Income tax (expense) recovery (restated)

Income tax expense for the three months ended September 30, 2022 was $6.0 million higher as compared to the three months ended September 30, 2021 as a result of increased taxable income and reduced losses carried forward.

Net Income (restated)

For the three months ended September 30, 2022, the LGJV had net income of $13.0 million compared to $5.5 million for the three months ended September 30, 2021. The change in net income was primarily due to increased production and higher zinc prices for the three months ended September 30, 2022, partially offset by lower realized silver and lead prices, as well as an increase in cost of sales and depreciation, depletion and amortization costs and increased income tax expense. In addition, interest expense decreased 88% due to lower borrowings and lower arrangement fees resulting from the retirement of the WCF and Term Loan and the $4.4 million loss incurred in Q3 2021 on the Term Loan extinguishment.

Sustaining capital expenditures

During the three months ended September 30, 2022, sustaining capital expenditures primarily consisted of $7.1 million on mine development, $4.3 million on the construction of the paste-fill plant, $2.3 million on the construction of the raise of the tailings storage facility, $0.4 million on underground power distribution infrastructure and $0.3 million on the construction of a ventilation raise. During the three months ended September 30, 2021, major sustaining capital expenditures included $7.1 million on mine development, $3.8 million on the processing plant and tailings storage facility, $1.1 million for the construction of a ventilation raise, $0.8 million for the purchase of mining equipment, $2.2 million on underground power distribution infrastructure and $2.9 million on the construction of dewatering wells.

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

Lead concentrate revenue increased by 13% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an 15% increase in lead concentrate production and higher silver recoveries, partially offset by a 11% decrease in the realized lead prices, a 20% decrease in the realized silver price and slightly lower lead recoveries.

Zinc concentrate revenue increased by 48% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a 28% increase in zinc concentrate production and 29% increase in the realized zinc price, partially offset by a lower silver and zinc recoveries and a 20% decrease in the realized silver price.

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

Cost of sales

Cost of sales increased by 16% primarily as a result of an increase in production and increased equipment maintenance, materials and supplies and power costs. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 28% and 77%, to $9.32 and $1.13, respectively, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

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

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by approximately 44% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily as a result of an increase in tonnes mined and also due to the decrease in the mineral reserve and the shorter mine life based on the Los Gatos Technical Report dated November 10, 2022 which reduced the basis for the depreciation.

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

Income tax (expense) recovery (restated)

Income tax expense for the nine months ended September 30, 2022 was $22.5 million higher as compared to the nine months ended September 30, 2021 as a result of increased taxable income and reduced losses carried forward.

Net income (restated)

For the nine months ended September 30, 2022, the LGJV had net income of $42.4 million compared to $41.7 million for the nine months ended September 30, 2021. The change in net income was primarily due to the increase in revenue driven by the strong improvement in production during 2022, partially offset by an increase in cost of sales, exploration and depreciation, depletion and amortization and increased income tax expense. In addition, interest expense decreased 93% due to lower borrowings and lower arrangement fees resulting from the retirement of the WCF and Term Loan and the $4.4 million loss incurred in Q3 2021 on the Term Loan extinguishment.

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

Cash Flows

Gatos Silver

The following table presents our cash flows for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash provided by (used by)
Operating activities	$8,680	$(15,494)
Investing activities	(27)	(261,439)
Financing activities	—	139,185
Total change in cash	$8,653	$(137,748)
Cash and cash equivalents, beginning of period	$6,616	$150,146
Cash and cash equivalents, end of period	$15,269	$12,398

The cash balance at September 30, 2022 increased to $15.3 million compared to $12.4 million at September 30, 2021.

Nine months ended September 30, 2022 compared to September 30, 2021

Cash provided by (used by) operating activities was $8.7 million and ($15.5) million for the nine months ended September 30, 2022 and 2021, respectively. The $24.1 million increase in cash was primarily due to receipt of $22.7 million of dividends from the LGJV and the 2021 payment of a $10.0 million fee to Dowa, partially offset by working capital changes.

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

Nine months ended September 30, 2022, compared to September 30, 2021

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

Cash used by financing activities was $38.0 million and $19.0 million for the nine months ended September 30, 2022 and 2021, respectively. The $19.0 million increase in cash used was primarily due to $33.0 million of dividends paid to partners partially offset by $13.5 million of capital contributions received in 2021 in excess of the $15.9 million paid on the Term Loan in June 2021, the $60.0 million paid to extinguish the Working Capital Facility and the $144.9 million paid to retire the Dowa Term Loan.

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

	Three Months Ended		Nine Months Ended
(in thousands, except unit costs)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of sales	$28,625	$26,374	$81,550	$70,275
Royalties	327	1,181	2,739	3,480
Exploration	1,881	1,595	6,235	3,505
General and administrative	3,431	3,414	9,846	9,493
Depreciation, depletion and amortization	19,943	12,734	52,340	36,388
Expenses	$54,207	$45,298	$152,710	$123,141
Depreciation, depletion and amortization	(19,943)	(12,734)	(52,340)	(36,388)
Exploration[1]	(1,881)	(1,595)	(6,235)	(3,505)
Treatment and refining charges[2]	6,230	3,596	16,074	16,373
Cash costs (A)	$38,613	$34,565	$110,209	$99,621
Sustaining capital	17,086	21,180	57,036	51,827
AISC (B)	$55,699	$55,745	$167,245	$151,448
By-product credits[3]	(30,304)	(29,081)	(102,539)	(75,790)
AISC, net of by-product credits (C)	$25,395	$26,664	$64,706	$75,658
Cash costs, net of by-product credits(D)	$8,309	$5,484	$7,670	$23,831

Payable ounces of silver equivalent[4] (E)	4,243	2,899	11,822	7,729
Co-product cash cost per ounce of payable silver equivalent (A/E)	$9.10	$11.92	$9.32	$12.89
Co-product AISC per ounce of payable silver equivalent (B/E)	$13.13	$19.23	$14.15	$19.59

Payable ounces of silver (F)	2,529	1,609	6,815	4,781
By-product cash cost per ounce of payable silver (D/F)	$3.28	$3.41	$1.13	$4.98
By-product AISC per ounce of payable silver (C/F)	$10.04	$16.57	$9.49	$15.82
(1)	Exploration costs are not related to current operations.
(2)	Represent reductions on customer invoices and included in Sales of the LGJV combined statement of income (loss).
(3)	By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period, which includes any final settlement adjustments from prior periods.
(4)

Silver equivalents utilize the average realized prices during the nine months ended September 30, 2022 of $20.48/oz silver, $1.73/lb zinc, $0.90/lb lead and $1,708/oz gold and the average realized prices during the three months ended September 30, 2022 of $17.69/oz silver, $1.25/lb zinc, $0.79/lb lead and $1,682/oz gold. Silver equivalents utilize the average realized prices during the nine months ended September 30, 2021 of $25.71/oz silver, $1.34/lb zinc, $1.01/lb lead and $1,812/oz gold and the average realized prices during the three months ended September 30, 2021 of $22.55/oz silver, $1.41/lb zinc, $1.06/lb lead and $1,727/oz gold. Realized prices include the impact of final settlement adjustments from sales.

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