Form 10-K
period 2022-12-31
Gatos Silver, Inc.
filed 2023-06-27
CIK 1517006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Notice Regarding Mineral Disclosure

Mineral Reserves and Resources

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and applicable Canadian securities laws, and as a result, we have separately reported our mineral reserves and mineral resources according to the standards applicable to those requirements. U.S. reporting requirements are governed by subpart 1300 of Regulation S-K (“S-K 1300”), as issued by the U.S. Securities and Exchange Commission (the “SEC”). Canadian reporting requirements are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of consistency and confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions. All disclosure of mineral resources and mineral reserves in this report is reported in accordance with S-K 1300. See “Item 1A. Risk Factors—Risks Related to Our Operations—Mineral reserve and mineral resource calculations at the CLG and at other deposits in the LGD are only estimates and actual production results and future estimates may vary significantly from the current estimates.”

The estimation of measured and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves reported pursuant to S-K 1300. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and, therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically. Definitions of technical terms are included below for reference.

Technical Report Summaries and Qualified Persons

The technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by Tony Scott P. Geo, Senior Vice President of Corporate Development and Technical Services. The technical information herein that relates to the CLG and Esther 2022 Mineral Resource set out in the Los Gatos Technical Report was prepared by or under the supervision of Ronald Turner, MAusIMM(CP), an employee of Golder Associates S.A. The technical information that relates to the 2022 Mineral Reserve, the 2022 LOM plan and other economic analyses was based upon information set out in the Los Gatos Technical Report and was based upon information prepared by or under the supervision of Paul Gauthier, P.Eng. an employee of WSP Canada Inc. (formerly Golder Associates Ltd.). Each of Mr. Scott, Mr. Turner and Mr. Gauthier is a “qualified person” under S-K 1300 and have reviewed the contents of this Form 10-K. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Los Gatos Technical Report which is included as an exhibit to this Form 10-K.

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

“Feasibility Study” is a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a mining company and/or a financial institution to finance the development of the deposit for mineral production.

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

“masl” is meters above sea level.

“mineral reserves” or “reserves” are the estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Mineral reserves quantified herein are on a 100% basis unless otherwise stated.

“mineral resources” or “resources” are a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled. Mineral resources quantified herein are on a 100% basis and stated exclusive of mineral reserves, unless otherwise stated.

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

“NI 43-101” means National Instrument 43-101-Standards of Disclosure for Mineral Projects adopted by the Canadian Securities Administrators.

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

For a more complete discussion of the material risk factors applicable to us, see “Item 1A. Risk Factors.”

PART I

Item 1.  Business

Our Company

We are a Canadian-headquartered, Delaware-incorporated precious metals exploration, development and production company with the objective of becoming a leading silver producer. We were formed on February 2, 2011, when our predecessor Precious Metals Opportunities LLC, which was formed in December 2009, converted to a Delaware corporation. On March 1, 2011, Los Gatos Ltd. merged with and into us to form Sunshine Silver Mines Corporation. In 2014, we changed our name to Sunshine Silver Mining & Refining Corporation.

We completed our initial public offering in October 2020, as part of which we distributed our equity interest in Silver Opportunity Partners LLC, which held our interest in the Sunshine Complex in Idaho, to our stockholders and changed our name to Gatos Silver, Inc.

Our primary efforts are focused on the operation of the LGJV in Chihuahua, Mexico. The LGJV was formed on January 1, 2015, when we entered into the Unanimous Omnibus Partner Agreement with Dowa Metals and Mining Co., Ltd. (“Dowa”) to further explore, and potentially develop and operate mining properties within the LGD. The entities comprising the LGJV are Minera Plata Real S. de R.L. de C.V. (‘‘MPR’’) and Operaciones San Jose de Plata S. de R.L. de C.V (“OSJ”) (collectively, the ‘‘LGJV Entities’’). The LGJV Entities own mineral rights and certain surface associated with the LGD. The LGJV ownership is currently 70% Gatos Silver and 30% Dowa. On September 1, 2019, the LGJV commenced commercial production at CLG, which produces silver-containing lead concentrate and zinc concentrate. The LGJV’s lead and zinc concentrates are sold to third-party customers. Pursuant to the Unanimous Omnibus Partner Agreement, Dowa has the right to purchase 100% of the zinc concentrate produced from the CLG, at rates negotiated in good faith based on industry pricing benchmarks, and agreed between Dowa and MPR. The Unanimous Omnibus Partner Agreement requires unanimous partner approval of all major operating decisions (such as annual budgets, the creation of security interests on property, and certain major expenditures); therefore, despite our 70% ownership of the LGJV, we do not exercise control of the LGJV.

In addition to our 70% interest in the LGD, we have 100% ownership of the Santa Valeria property, located in Chihuahua, Mexico, which comprises 1,543 hectares and could provide additional opportunities for resource growth.

Our Principal Projects

We are currently focused on the production and continued development of the CLG and the further exploration and development of the LGD:

●	The CLG, located within the LGD, described below, consists of a polymetallic mine and processing facility that commenced commercial production on September 1, 2019 and currently processes over 2,800 tonnes per day (“tpd”) of ore. The Los Gatos Technical Report estimates that, as of July 1, 2022, the deposit contains approximately 6.07 million diluted tonnes of proven and probable mineral reserves, with approximately 2.32 million diluted tonnes of proven mineral reserves and approximately 3.75 million tonnes of probable mineral reserves. Average proven and probable mineral reserve grades are 244 g/t silver, 4.48% zinc, 2.14% lead and 0.27 g/t gold. As of July 1, 2022, the measured and indicated mineral resource was 1.94 million tonnes grading 96 g/t silver, 3.01% zinc, 1.56% lead and 0.19 g/t gold with 0.38 million tonnes of measured resource and 1.55 million tonnes of indicated resource and the inferred mineral resource was 2.09 million tonnes grading 113 g/t silver, 4.30% zinc, 2.45% lead and 0.20 g/t gold at the CLG. The mineral reserve and resource estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2022 and exclude material that was mined before that effective date. From July 1, 2022 to March 31, 2023, approximately 786,000 tonnes of material was processed by the CLG mill. This processed material included mineral reserve tonnes, and to a lesser extent mineral resource tonnes as well as mineralized material not included in the mineral resource estimates. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for mining recovery.

●	The LGD, located in Chihuahua, Mexico, is approximately 120 kilometers south of Chihuahua City and is comprised of a 103,087 hectare land position, constituting a new mining district. The LGD consists of multiple mineralized zones. Two of the identified mineralized zones, Cerro Los Gatos and Esther, have reported mineral resources. The Los Gatos Technical Report estimates that the Esther deposit contains 0.28 million tonnes of indicated mineral resources at average grades of 122 g/t silver, 4.30% zinc, 2.17% lead and 0.14 g/t gold, and 1.20 million tonnes of inferred mineral resources at average grades of 133 g/t silver, 3.69% zinc, 1.53% lead and 0.09 g/t gold. The mineral resource estimates for the Esther deposit have an effective date of July 1, 2022 and have not been updated since that time. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for mining recovery. The deposits in the LGD are characterized by predominantly silver-lead-zinc epithermal mineralization. A core component of the LGJV’s business plan is to explore the highly prospective, underexplored LGD with the objective of identifying additional mineral deposits that can be developed, mined and processed, possibly utilizing the CLG plant infrastructure. The history of mineral exploration in relation to the LGD is described below.

Prior to our initial acquisition of exploration concession rights in April 2006, very limited historical prospecting and exploration activities had been conducted in the LGD. We were able to acquire mineral concessions covering 103,087 hectares and, through our exploration, discovered a new silver region containing potential high-grade epithermal vein-style mineralization throughout the LGD concession package. In 2008, we negotiated certain surface access rights with local ranch owners and obtained the environmental permits for drilling and road construction necessary for the development of the CLG. Through 2015, we purchased all the surface lands required for the CLG development. Environmental baseline data collection began in May 2010 and was completed in 2016 and approved in 2017 to prepare for the development of future environmental studies required for the CLG. In 2014, we partnered with Dowa to finance and develop the CLG and pursue exploration in the LGD and, as noted above, entered into the Unanimous Omnibus Partner Agreement in early 2015.

We believe that we have strong support from the local community, with about 195 employees from the local community working across multiple areas involving the operation of the CLG, continued underground development, and construction of sustaining development projects. Over 99% of the approximate 824 employees at the CLG are from Mexico, highlighting our commitment to the local workforce.

Our primary areas of focus have been operating and developing the CLG, defining and expanding the mineral reserves and mineral resources associated with the CLG and exploring and delineating resources within the LGD. As of March 31, 2023, 1,926 exploration and definition drill holes have been completed in both CLG and the LGD, totaling 466,104 meters. In 2022, LGD exploration drilling was completed at Esther, Cascabel, Wall-e and El Valle targets and detailed mapping occurred and Wall-e and Cascabel. Definition and expansion drilling was completed around CLG both from surface and underground.

Our objectives at the CLG are to, among other things:

●	continue strong operating and cost performance;
●	maximize margins and extend the LOM;
●	complete key capital projects and other initiatives to enhance mining efficiencies and reduce operating costs; and
●	perform additional in-fill and step-out drilling to convert mineral resources to reserves and delineate mineral resources and reserves from the recently discovered mineralization below the South-East zone of the CLG (“South-East Deeps”).

Our objectives at the LGD are to realize the district potential through, among other things:

●	detailed mapping and drill testing at the Esther, Amapola and El Lince Area deposits;
●	district mapping and geophysics in the Rio Conchos basin and additional exposed and underlying andesite in the region to identify additional drill targets; and
●	continued expansion of the LGJV’s interest in prospective mineral and surface rights.

For the years ended December 31, 2022 and 2021, the LGJV achieved the following production from CLG:

CLG Production (100% Basis)	2022	2021
Tonnes milled (dmt - reconciled)	971,595	909,586
Tonnes milled per day (dmt)	2,662	2,492
Average Feed Grades
Silver grade (g/t)	368	295
Zinc grade (%)	4.37	3.94
Lead grade (%)	2.31	2.27
Gold grade (g/t)	0.33	0.32
Contained Metal
Silver ounces (millions)	10.3	7.6
Zinc pounds - in zinc conc. (millions)	60.7	49.6
Lead pounds - in lead conc. (millions)	43.9	39.8
Gold ounces - in lead conc. (thousands)	5.3	5.2
Recoveries*
Silver - in both lead and zinc concentrates	89.8%	88.3%
Zinc - in zinc concentrate	64.8%	62.9%
Lead - in lead concentrate	88.7%	87.6%
Gold - in lead concentrate	52.0%	56.3%
Average realized price per silver ounce	$20.72	$24.38
Average realized price per zinc pound	$1.58	$1.38
Average realized price per lead pound	$0.90	$1.01
Average realized price per gold ounce	$1,678	$1,761
*	Recoveries are reported for payable metals in the identified concentrate.

Strategic Developments

Our business strategy is focused on creating value for stakeholders through the ownership and advancement of the CLG and the LGD and through the pursuit and the development of other attractive silver-focused projects. The following outlines key strategic developments since January 1, 2022:

●	Inaugural Dividends Paid to LGJV Partners. In 2022, the LGJV paid three dividends to its partners, totaling $55 million, of which the Company’s share was $29.2 million, net of withholding taxes and after initial priority distribution payments to Dowa.
●	Reestablished and Extended our Revolving Credit Facility (the “Credit Facility”): On July 12, 2021, we entered into the Credit Facility with Bank of Montreal (“BMO”) that provides for a $50 million revolving line of credit with an accordion feature. On March 7, 2022, we amended the Credit Facility with BMO, to address potential loan covenant deficiencies, which resulted, inter alia, in the credit limit being reduced to $30 million.

On December 19, 2022, we entered into an amended and restated Credit Facility with BMO, extending the maturity date to December 31, 2025, and re-establishing a credit limit of $50 million, with an accordion feature.

●	New Mineral Resource and Mineral Reserve Estimates. In the fourth quarter of 2022, we completed a full re-estimation of the Company’s mineral resources and mineral reserves as published in the Los Gatos Technical Report. The mineral resources and mineral reserves were completely rebuilt from base data, including data compilation of surface drilling, underground drilling, underground mapping and production data, comprehensive data validation, structural and geological interpretation, resource estimation, reconciliation to actual production, and a new mine design including updates to operating and capital costs.
●	Discovery of South-East Deeps Zone at CLG and further exploration success. In 2022, through the LGJV, we discovered mineralization below the South-East zone of the CLG. This newly identified zone extends approximately 415 meters below the reported mineral reserve. On January 23, 2023 we announced continued exploration drilling success demonstrating significant mine life extension potential through resource conversion and expansion at CLG. On April 19,

2023 we announced that we were continuing to intercept strong widths and grades of silver, zinc, lead, gold and, copper in the case of the South-East and South-East Deeps zones. We also announced encouraging results from our resource conversion and extension drilling which will be reflected in an updated mineral reserve and mineral resource estimate that is expected to be completed in the third quarter of 2023. We also announced that we continued to see significant potential for new discoveries beyond the CLG deposit, highlighted by progress in our district exploration program.
●	Demonstrated Excellent Operational Performance. For 2022, we reported record silver production at the CLG, that exceeded our 2022 guidance. Silver production was 10.3 million ounces in 2022, up 36% from 7.6 million ounces in 2021, and above the high-end of the 2022 guidance range. Zinc, lead and gold production also increased during 2022, with zinc and gold near the high-end of guidance, and lead near the guidance midpoint. Compared with 2021, in 2022, zinc production increased by 22%, lead production increased by 10%, and gold production increased by 2%. The higher silver production for 2022 was primarily due to higher silver ore grades and higher mill throughput rates. Production sequencing in 2022 was from the highest-grade sections of the orebody, as considered in the LOM plan included in the Los Gatos Technical Report. We expect to produce 7.4 to 8.2 million ounces of silver, 57 to 63 million pounds of zinc, 36 to 40 million pounds of lead and 5.4 thousand to 6.2 thousand ounces of gold in 2023. On April 12, 2023, we announced record CLG production results for the first quarter ended March 31, 2023, with record mill throughput of 2,894 tonnes milled per day and production of 2.43 million ounces of silver, 14 million pounds of zinc, 9.5 million pounds of lead and 1.38 thousand ounces of gold.
●	Fluorine Leach Plant Construction and Operation to Serve as Payment Towards Priority Distribution to Dowa. As agreed with Dowa, the initial payment of the priority distribution was reduced to reflect a portion of both the construction and future estimated operating costs of the new fluorine leach plant, subject to the successful construction and operation of the plant.
●	Optimization of CLG Assets and Capital Improvements. Mill throughput averaged 2,847 tpd during the fourth quarter of 2022, an increase of 9% compared to the fourth quarter of 2021, and significantly exceeded the mill design rate of 2,500 tpd. During 2022, the mill achieved a record 2,662 tpd, which was 7% higher than in 2021. Silver, zinc and lead recoveries for 2022 were also higher than in 2021. During the fourth quarter of 2022, we completed the construction and commissioning of the paste backfill plant. The paste backfill plant is expected to increase operational flexibility and productivity as well as help lower operating costs going forward. Construction of the fluorine leach plant is progressing well and it is expected to be commissioned in the second quarter of 2023, and reduce the amount of deleterious content in zinc concentrates being sent to Dowa. The LGJV expects to spend $45 million on sustaining capital during 2023 of which $25 million is expected to be incurred on underground development to access the lower levels of the Northwest and Central zones and to further develop the Southeast zone. The remainder of capital expenditures for 2023 are expected to be primarily associated with equipment replacements and rebuilds, dewatering infrastructure, and for completion of the fluorine leach plant. Commissioning of the fluorine leach plant is expected to commence in the second half of June 2023.
●	Strong Financial Performance. On June 6, 2023 we reported operating and select unaudited financial results for the three months ended March 31, 2023 (“Q1 2023”), the three months ended December 31, 2022 (“Q4 2022”) and the year ended December 31, 2022. For Q1 2023, cash flow from operations for the LGJV was $44.5 million, up 6% from $42.1 million a year earlier. For Q4 2022 and the full year 2022 cash flow from operations for the LGJV was $39.1 million in Q4 2022 and $157.4 million for the full year 2022, increases of 12% and 31%, respectively, compared with the year-earlier periods. We also announced that we were on track to achieve our previously stated production and cost guidance for 2023 noting that silver production is expected to be higher in the first half of 2023 than in the second half of 2023 based on sequencing of the mine plan while zinc and lead production are expected to be higher in the second half of the year than in the first half.
●	Corporate Developments. We relocated our corporate office from Denver, Colorado, to Vancouver, British Columbia, providing improved access to experienced mining managerial talent. We strengthened the executive management team with the appointments of a new Chief Financial Officer, a General Counsel and Chief Compliance Officer, and a Senior Vice President, Corporate Development and Technical Services, all with extensive experience working for large multinational mining companies.

Our Strengths

We believe the following provide us with significant competitive advantages:

●	Our Assets are High Quality: As noted above, the CLG achieved strong operational performance in 2022. Per the Los Gatos Technical Report, the CLG is expected to produce an average of 7.4 million ounces of silver per annum at low all-in-sustaining-costs over the LOM.
●	Our Assets are Located in an Established Mining Region: The CLG and the LGD are located in one of the world’s premier silver mining regions: the Mexican Silver Belt, which was the world’s largest silver producing region in 2021. Mexico is a leading silver mining jurisdiction and has a long history of successful mineral development and operations. We have access to experienced and capable mining employees in Mexico.
●	Further Optimization Potential at CLG: At the CLG, we apply continuous improvement practices designed to reduce costs, and improve throughput and recoveries. For example, during 2023, we anticipate completing a scoping study on the possible future expansion of the grinding circuit to 3,500 tpd to better utilize the capacity in the existing flotation circuit.
●	Growth Potential in our Mineral Reserves and Resources from Further Exploration of the CLG and the LGD: Through the LGJV, we have continued our in-mine and near-mine exploration program in the CLG and our exploration activities in the LGD. In the CLG, we expect to convert inferred resources from higher-grade areas located adjacent to planned mine development and also expect there to be further LOM extension opportunity in the South-East Deeps area of the CLG. We expect to complete new mineral resource and mineral resource estimates for the Company in the third quarter of 2023. We also believe the LGD is a highly prospective area, with 103,087 contiguous hectares of mineral rights. The LGD is located in the Mexican Silver Belt, a geologic zone that hosts numerous significant silver producing operations. The LGD represents an underexplored property within this productive belt, where there has been little historical workings or previous exploration. On November 22, 2022, we disclosed our exploration strategy for the LGD which entails a focus on two key areas: an exposed section of andesite running from the northwest boundary of the district to Esther and the CLG, and a large basin southeast of the CLG underlain by andesite and which we anticipate may contain other large, district-scale fault structures conducive to large deposits. We are currently prioritizing exploration efforts on areas closer to the CLG and areas with the highest potential to leverage existing surface and underground infrastructure. The LGJV is expected to incur drilling and exploration expenditures of approximately $13 million in 2023. At the CLG, there are currently five active drill rigs on surface and three underground, with the primary focus on CLG life extension including drilling of the South-East Deeps zone and gradually shifting focus towards exploration drilling of the LGD in the second half of 2023. We also plan to conduct detailed mapping of the district and undertake a geophysics survey program aiming to define structures and future drilling targets across the property.
●	Management Team and Board of Directors are Highly Experienced: We have an experienced management team whose members have successful track records in the mining industry. Our Chief Executive Officer, Dale Andres; Chief Financial Officer, André van Niekerk; Senior Vice President of Evaluations and Technical Services, Tony Scott; and General Counsel and Chief Compliance Officer, Stephen Bodley, each has significant experience in developing, financing, and operating successful mining projects. Our Board of Directors is comprised of senior mining, financial and business executives who have broad domestic and international experience in mineral exploration, development and mining operations at notable mining companies. We believe that the specialized skills and knowledge of the management team and the Board of Directors will significantly enhance our ability to cost-effectively operate the CLG and extend its LOM, explore and develop the LGD and pursue other growth opportunities.

Summary of Mineral Reserves and Mineral Resources

Below is a summary table of estimated mineral resources and mineral reserves. Further information can be found in "Item 2. Properties." The mineral reserve and mineral resource estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2022 and exclude mineral reserves that have previously been mined prior to this date. From July 1, 2022 to March 31, 2023, approximately 786,000 tonnes of material were processed by the CLG mill. This processed material included mineral reserve tonnes, and to a lesser extent mineral resource tonnes as well as mineralized material not included in the mineral resource estimates. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for mining recovery.

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

10.	Proven Reserves include a 15.4-kt stockpile at June 30, 2022. The in-situ Reserve is 6,052 kt. Rounding and significant figures may result in apparent summation differences between tonnes and grade.
11.	The Mineral Reserve estimates were prepared by Mr. Paul Gauthier, P.Eng. an employee of WSP Canada Inc. who is the independent Qualified Person for these Mineral Reserve estimates.

Summary Mineral Resources (Exclusive of Mineral Reserves) as of July 1, 2022

CLG Mineral Resource Estimate

			Zn	Pb
Resource Classification	Mt	Ag (g/t)	(%)	(%)	Au (g/t)	Ag (Moz)	Zn (Mlbs)	Pb (Mlbs)	Au (koz)
Measured	0.38	151	2.63	1.49	0.26	1.9	22.1	12.6	3.2
Indicated	1.55	82	3.11	1.57	0.17	4.1	106.4	53.8	8.6
Measured and Indicated	1.94	96	3.01	1.56	0.19	6.0	128.5	66.4	11.8
Inferred	2.09	113	4.30	2.45	0.20	7.6	198.4	113.1	13.3
1.	Mineral Resources are reported on a 100% basis and are exclusive of Mineral Reserves.
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

9.	No dilution was applied to the Mineral Resource.
10.	Contained Metal (CM) is calculated as follows:
●	Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
●	Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)
11.	The Mineral Resource estimates were prepared by Ronald Turner, MAusIMM(CP) an employee of Golder Associates S.A. who is the independent Qualified Person for these Mineral Resource estimates.

Esther Mineral Resource Estimate

		Ag	Zn	Pb	Au	Ag	Zn	Pb	Au
Resource Classification	Mt	(g/t)	(%)	(%)	(g/t)	(Moz)	(Mlbs)	(Mlbs)	(koz)
Indicated	0.28	122	4.30	2.17	0.14	1.1	26.8	13.6	1.2
Inferred	1.20	133	3.69	1.53	0.09	5.1	98.0	40.6	3.3
1.	Mineral Resources are reported on a 100% basis.
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

8.	No dilution was applied to the Mineral Resource.
9.	Contained Metal (CM) is calculated as follows:
●	Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
●	Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035 ; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)
10.	The Mineral Resource estimates were prepared by Ronald Turner, MAusIMM(CP) an employee of Golder Associates S.A. who is the independent Qualified Person for these Mineral Resource estimates.

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

In addition, we also encounter competition for the hiring of key personnel. The mining industry is currently facing a shortage of experienced mining professionals, particularly experienced mine construction and mine management personnel. This competition affects our operations. Larger regional companies can offer better employment terms than smaller companies such as us. In addition, the volatility in our stock price reduces our ability to attract and retain such personnel through the use of share-based compensation.

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

We have the approvals necessary to extract and process the mineral reserve as described in the Los Gatos Technical Report. In 2022, the LGJV applied for a permit amendment for the operation of the fluorine leach project and timely submitted all required information. The LGJV has not received a final response from the relevant government authorities within the required timeframe and the permit amendment has, therefore, been presumptively approved by operation of Mexican law. Even if the approval were revoked, we would not expect a material impact to the economics of the CLG operation.

Our and the LGJV’s ability to obtain permits and approvals in future may be adversely affected by the significant amendments to laws affecting the mining industry promulgated by the Mexican federal government on May 8, 2023

Hazardous Substances and Waste Management

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

As of May 31, 2023, we had no full-time employees in the United States, twelve full time employees in Canada and eight full-time employees in Mexico. The LGJV had approximately 824 employees in Mexico, including approximately 577 unionized employees as of December 2022. We believe that our employee relations are good and plan to continue to hire employees as our operations expand at the LGJV. The health and safety of our employees and the employees of the LGJV is our highest priority, consistent with our business culture and values. In addition to tracking common lagging indicators, such as injury performance, we focus on leading indicators such as high potential incidents and safety observations, as well as other proactive actions taken at site to ensure worker safety. We are committed to operating in accordance with high ethical standards and believe this is a key motivational factor for our employees. In 2022, we updated our Code of Conduct as well as other core compliance policies and conducted training and compliance certification with all our employees, employees of our wholly-owned subsidiaries and employees of the LGJV. We continue to emphasize employee development and training to empower employees both at the corporate level and at the LGJV level to enhance employees’ potential and benefit the business. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and the LGJV level.

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

The LGD (other than the CLG) does not have identified proven and probable mineral reserves. Mineral exploration and development involve a high degree of risk that even a combination of careful evaluation, experience and knowledge cannot eliminate, and few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration programs at the LGD will establish the presence of any additional proven or probable mineral reserves. The failure to establish additional proven or probable mineral reserves would severely restrict our ability to implement our strategies for long-term growth, which include extending the current CLG life of mine.

We may not sustain profitability.

Prior to 2022, we had a history of negative operating cash flows and cumulative net losses. For the years ended December 31, 2022 and 2021, we reported net income of $14.5 million and net loss of $65.9 million, respectively. For the years ended December 31, 2022 and 2021, operating activities provided $14.6 million and used 21.5 million, respectively, of cash flow.

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

We have a Credit Facility providing for a revolving line of credit in the principal amount of $50 million that has an accordion feature, which allows for an increase in the total line of credit up to $75 million, subject to certain conditions. As of December 31, 2022, we had $9 million of outstanding indebtedness under the Credit Facility. The Credit Facility contains affirmative and negative covenants. If we are unable to comply with the requirements of the Credit Facility, the facility may be terminated or the credit available thereunder may be materially reduced, and we may not be able to obtain additional or alternate funding on satisfactory terms, if at all. See Note 11 — Debt in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our Credit Facility. Our borrowings under the Credit Facility accrues interest based on SOFR; therefore, any increases in interest rates could adversely affect our financial conditions and ability to service our indebtedness.

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

Changes in tax laws or policy could have a negative impact on the Company’s effective tax rate. The Company operates in countries which have different statutory rates. Consequently, changes in the mix and source of earnings between countries could have a material impact on the Company’s overall effective tax rate.

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

A number of factors could affect our ability to mine materials and process the quantities of mined materials that we recover. Our ability to efficiently mine materials and to handle certain quantities of processed materials, including, but not limited to, the presence of oversized material at the crushing stage; material showing breakage characteristics different than those planned; material with grades outside of planned grade range; the presence of deleterious materials in ratios different than expected; material drier or wetter than expected, due to natural or environmental effects; and materials having viscosity or density different than expected.

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

Our business and financial performance will be significantly affected by fluctuations in the prices of silver, zinc and lead. The prices of silver, zinc and lead are volatile, can fluctuate substantially and are affected by numerous factors that are beyond our control. For the year ended December 31, 2022, the LBMA silver price ranged from a low of $17.77 per ounce on September 1, 2022 to a high of $26.18 per ounce on March 9, 2022; the LME Official Settlement zinc price ranged from a low of $2,682 per tonne ($1.22 per pound) on November 3, 2022 to a high of $4,530 per tonne ($2.05 per pound) on April 19, 2022; the LME Official Settlement lead price ranged from a low of $1,754 per tonne ($0.80 per pound) on September 27, 2022, to a high of $2,513 per tonne ($1.14 per pound) on March 7, 2022. Prices are affected by numerous factors beyond our control, including:

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for fiscal year 2022. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Additionally, we are required to disclose changes made in our internal controls and procedures on a quarterly basis.

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

In connection with our review of the internal control structure related to the preparation of the financial statements for the fiscal years ended December 31, 2021 and 2022, we identified the following material weaknesses in our internal controls over financial reporting:

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

In connection with our review of the internal control structure related to the preparation of the restated financial statements for the fiscal year ended December 31, 2021, we have identified the following additional material weaknesses in our internal controls over financial reporting:

●	We failed to design and maintain effective controls over accounting for current and deferred taxes. This material weakness resulted in a material misstatement of our previously issued financial statements for the year ended December 31, 2021 which resulted in an overstatement of the current income tax expense. Specifically, the financial statements of the LGJV at December 31, 2021, did not accurately reflect the current and deferred tax assets and liabilities at December 31, 2021. Consequently, the impairment of investment in affiliates and the investment in affiliates and the equity income in affiliates were also not accurately presented in the Company’s financial statements at December 31, 2021.
●	We did not have adequate technical accounting expertise to ensure that complex accounting matters such as the impact of the priority distribution payment due to our joint venture partner and the impairment charge was recognized in accordance with GAAP. This material weakness resulted in a material misstatement of our previously issued financial statement for the year ended December 31, 2021. The financial statements did not accurately reflect the investment in affiliates and the equity income in affiliates. Additionally, caused the impairment of investment in affiliates to be misstated.

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

The market price of our common stock has been, and may continue to be, volatile.

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

We are an “emerging growth company” and a “smaller reporting company”, and we cannot be certain if the reduced disclosure requirements applicable to us will make our common stock less attractive to investors.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The technical information appearing below and elsewhere in this Form 10-K was derived from the Los Gatos Technical Report dated November 10, 2022, with an effective date of July 1, 2022, and updated with additional information up to the date of this Form 10-K where required

The CLG

The CLG, operated by GSI and located in Chihuahua, Mexico, is within the LGD, described below. The CLG mineral deposit contains silver, zinc, lead, gold and copper. The deposit that is being mined, and the other deposits known in the area, are considered to be examples of epithermal vein deposits. The economic mineralization at CLG is characterized by silver, lead, zinc and copper sulfides with small amounts of gold. The quartz and calcite veins also contain fluorite, manganese and barite.

Site infrastructure consists of a polymetallic mine and processing facility that currently processes over 2,800 tpd of mined material. The processing methodology used for the CLG’s silver-lead-zinc deposit is conventional sequential silver-lead-zinc flotation processing, which includes a grinding circuit, flotation circuit, concentrate and tailing thickeners, concentrate loadout and tailings detoxification. Historically, all tailings were disposed of in the tailings storage facility. With the construction and commissioning of a paste backfill plant completed in December 2022, it is expected that approximately 40% of the final tailings will now be pumped to the paste backfill plant and be used to back fill previously mined stopes and the remaining 60% will be deposited in the tailings storage facility. In addition, a new leaching plant is under construction which is designed to further reduce fluorine levels in zinc concentrates. The leaching plant is expected to be commissioned in the second quarter of 2023. The underground mine and associated life of mine production plans support our expected steady-state production rate of 2,900 tpd of mined material. MPR has arranged permissions to enter and perform exploration and mining activities on several land properties in the project area, including surface rights to access the operating mine and processing and tailings facilities.

In addition to the CLG processing plant and other facilities, the LGJV has a community office located in nearby San José del Sitio, a community of approximately 800 persons, with electrical and water services, an elementary school and basic health services. Water resources in the region are mostly related to the Conchos River Basin, which includes the San Pedro, San Francisco de Borja and Satevó River Sub-Basins. Locally, there are significant amounts of water, with shallow groundwater recorded from most exploration drilling. Other infrastructure at CLG includes administration offices, mine dry, fuel storage, mine maintenance workshop, jaw crushing station, dome-covered crushed ore stockpile, process plant, tailing storage facility, electrical substation, 66 kilometers of power line connecting high voltage to the grid substation at San Francisco de Borja, assay lab, mill maintenance workshop, dewatering wells and water cooling and distribution systems, and residential camps and associated infrastructure. Power to the site is supplied via a 115 kV utility transmission line. This originates from the San Francisco de Borja substation in Satevó (Chihuahua), where a 115 kV connection has recently been installed. In early 2022, the LGJV reached an agreement with a local energy supplier to provide 100% of CLG’s electrical power requirements from renewable energy sources, enabling the CLG to significantly reduce its dependency on fossil fuels and materially reducing the mine’s carbon footprint. All raw water to meet potable and non-potable water demand is supplied by groundwater pumped from dewatering wells. The well water is cooled to below 40°C prior to use. Sewage water treatment systems were included to handle waste as required on the project.

We are committed to safety at the CLG. The CLG is built to higher environmental standards than required by Mexican law, with a fully lined tailings impoundment facility, enclosure of the conveyors and an ore storage dome. The CLG also has state-of-the-art rescue capsules to hoist personnel to surface in the event of an emergency.

Effective as of the date of the Los Gatos Technical Report, the CLG is expected to produce, on average, 7.4 million ounces of silver annually at a low all-in sustaining cost through the LOM. In 2022, the CLG had record silver production of 10.3 million ounces, up 36% from 7.6 million ounces in 2021 and 4.2 million ounces in 2020. Zinc, lead and gold production were 60.7 million pounds, 43.9 million pounds, and 5.3 thousand ounces, respectively. Compared to 2021 zinc production increased by 22% from 49.6 million pounds, lead production by 10% from 39.8 million pounds, and gold production by 2% from 5.2 thousand ounces. In 2020, zinc production was 34.2 million pounds, lead production was 27.4 million pounds and gold 4.9 thousand ounces. In the first quarter of 2023, silver, zinc, lead and gold production were 2.43 million ounces, 14.0 million pounds, 9.5 million pounds, and 1.38 thousand ounces, respectively.

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

Location of LGD

Royalty Agreement - La Cuesta International S.A. de C.V. (La Cuesta)

The LGJV is subject to the terms of an exploration, exploitation and unilateral promise of assignment of rights agreement between La Cuesta International S.A. de C.V. and MPR dated May 4, 2006. The LGJV is required to pay a production royalty of a) 2% net smelter return on production from the concession until all payments reach $10 million and b) 0.5% net smelter return on production from the concession after total payments have reached $10 million and c) 0.5% net smelter return on production from other property within a one-kilometer boundary of the Los Gatos concession. After total payments reach $15 million, the Los Gatos concession ownership will be transferred to the LGJV. The agreement has no expiration date; however, the LGJV may terminate the agreement upon a 30-day notice. The agreement was revised in 2019 to allow a portion of production royalty payments to be deferred. Under the terms of the revised agreement, the LGJV was to pay $500,000 quarterly through 2021, while incurring interest at 4.5% annually on the outstanding balance, with the balance of the production royalty due in the first quarter of 2022. The agreement was revised further in September 2021, which allowed for payment of the production royalty due and elimination of the interest on the unpaid portion of the production royalty. Following the payment of the balance due in September 2021, the LGJV made its first quarterly payment of the production royalty in October 2021. In May 2022 the production royalty was reduced to 0.5% after total payments reached $10 million. The LGJV paid $11.2 million through May 31, 2023.

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

On March 17, 2022, we entered into a definitive agreement with Dowa to build and operate a leaching plant to reduce fluorine levels in zinc concentrates produced at an expected construction cost of $6 million. As part of the agreement, the initial payment towards the $20 million priority payment due to Dowa under the partner’s priority distribution agreement was reduced to $10.3 million, after which each partner will retain its pro rata share of any dividends. The reduced priority dividend amount reflects a portion of both the construction and future estimated operating costs of the leaching plant and is dependent on the successful construction and operation of the leaching plant, which is expected to be commissioned in the second quarter of 2023. Should the leaching plant construction not be completed, or the leaching plant not operate according to certain parameters during the first five years, portions of the $9.7 million priority dividend reduction could be reinstated.

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

Exploration

Exploration on the LGD property has included geophysical analysis, surface mapping, rock and soil sampling and drilling. As of March 31, 2023, 1,926 drill holes relevant to the LGJV property had been completed by MPR, for a total of 466,104 meters drilled. Drilling has been dominantly by conventional diamond drilling techniques. Surface drillholes are commonly HQ or NQ in diameter. Underground drilling is NQ or LTK48 (35mm) diameter.

As noted above, our exploration strategy for the CLG and the LGD entails a focus on two key areas: an exposed section of andesite running from the northwest boundary of the district to Esther and the CLG, and a large basin southeast of the CLG underlain by andesite which we anticipate may contain other large district-scale fault structures conducive to large deposits. We are currently prioritizing exploration efforts on areas most proximate to the CLG; areas with the highest potential to leverage existing surface and underground infrastructure.

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

10.	Proven Reserves include a 15.4 kt stockpile at June 30, 2022. The in-situ Reserve is 6,052 kt. Rounding and significant figures may result in apparent summation differences between tonnes and grade.
11.	The Mineral Reserve estimates were prepared by Mr. Paul Gauthier, P.Eng. an employee of WSP Canada Inc. who is the independent Qualified Person for these Mineral Reserve estimates.

The table below summarizes the mineral resource estimates at the CLG and the Esther deposits as of July 1, 2022.

Los Gatos District Mineral Resource Estimates Exclusive of Mineral Reserves as of July 1, 2022

CLG Mineral Resource Estimate

			Zn	Pb
Resource Classification	Mt	Ag (g/t)	(%)	(%)	Au (g/t)	Ag (Moz)	Zn (Mlbs)	Pb (Mlbs)	Au (koz)
Measured	0.38	151	2.63	1.49	0.26	1.9	22.1	12.6	3.2
Indicated	1.55	82	3.11	1.57	0.17	4.1	106.4	53.8	8.6
Measured and Indicated	1.94	96	3.01	1.56	0.19	6.0	128.5	66.4	11.8
Inferred	2.09	113	4.30	2.45	0.20	7.6	198.4	113.1	13.3
1.	Mineral Resources are reported on a 100% basis and are exclusive of Mineral Reserves.
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

9.	No dilution was applied to the Mineral Resource.
10.	Contained Metal (CM) is calculated as follows:
o	Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
o	Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)
11.	The Mineral Resource estimates were prepared by Ronald Turner, MAusIMM(CP) an employee of Golder Associates S.A. who is the independent Qualified Person for these Mineral Resource estimates.

Esther Mineral Resource Estimate

			Zn	Pb
Resource Classification	Mt	Ag (g/t)	(%)	(%)	Au (g/t)	Ag (Moz)	Zn (Mlbs)	Pb (Mlbs)	Au (koz)
Indicated	0.28	122	4.30	2.17	0.14	1.1	26.8	13.6	1.2
Inferred	1.20	133	3.69	1.53	0.09	5.1	98.0	40.6	3.3
1.	Mineral Resources are reported on a 100% basis.
2.	Mineral Resources, which are not Mineral Reserves, do not have demonstrated economic viability. The estimate of Mineral Resources may be materially affected by environmental, permitting, legal, marketing, or other relevant issues.
3.	The SEC definitions for Mineral Resources in S-K 1300 were used for Mineral Resource classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).
4.	The quantity and grade of reported Inferred Mineral Resources in this estimation are uncertain in nature and there has been insufficient exploration to define these Inferred Mineral Resources as an Indicated or Measured Mineral Resource. It is uncertain if further exploration will result in upgrading Inferred Mineral Resources to an Indicated or Measured Mineral Resource category.
5.	Specific gravity has been assumed on a dry basis.
6.	Tonnage and contained metal have been rounded to reflect the accuracy of the estimate and numbers may not sum exactly.

7.	Mineral Resources are reported within stope shapes using a $52/tonne NSR cut-off basis assuming processing recoveries equivalent to CLG with an Ag price of $22/oz, Zn price of $1.20/lb, Pb price of $0.90/lb and Au price of $1,700/oz. The metal prices used for the Mineral Resource are based on the three-year trailing prices from June 2019 to June 2020 and long-term analyst consensus estimates for the LOM. There is a portion of the Esther deposit that is oxidized and metallurgical test work is required to define processing recoveries.
8.	No dilution was applied to the Mineral Resource.
9.	Contained Metal (CM) is calculated as follows:
o	Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
o	Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035 ; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)
10.	The Mineral Resource estimates were prepared by Ronald Turner, MAusIMM(CP) an employee of Golder Associates S.A. who is the independent Qualified Person for these Mineral Resource estimates.

Internal Controls

Exploration and development drilling programs are performed using industry-standard quality control methods for drilling, sampling, and analytical procedures. Standard operating procedure manuals for geology logging, sampling, and assaying are kept at the operations and updated as required. A secure sample chain-of-custody is established to promote the security of samples during transport from the projects to the analytical facilities. Sample preparation and analytical procedures are industry-standard methods for the metals of interest.

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

Item 3.  Legal Proceedings

We are, from time to time, involved in legal proceedings of a nature considered normal to our business. We believe that other than as set out below in this Item none of the litigation in which we are currently involved, or have been involved since the beginning of our most recently completed financial year, individually or in the aggregate, is material to our consolidated financial condition, cash flows or results of operations. However, there can be no assurance as to the outcome of any such legal proceedings, and developments with respect to ongoing legal or regulatory proceedings or new litigation, investigations, regulatory proceedings or other matters may in the future adversely impact our financial condition, cash flows or results of operations.

On February 22, 2022, a purported Company stockholder filed a putative class action lawsuit in the United States District Court for the District of Colorado against the Company, certain of our former officers, and several directors (the “U.S. Class Action”). An amended complaint was filed on August 15, 2022. The amended complaint, allegedly brought on behalf of certain purchasers of the Company’s common stock and certain traders of call and put options on the Company’s common stock from December 9, 2020 through January 25, 2022, seeks, among other things, damages, costs, and expenses, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as well as Sections 11 and 15 of the Securities Act of 1933. The amended complaint alleges that certain individual defendants and the Company, pursuant to the control and authority of the individual defendants, made false and misleading statements and/or omitted certain material information regarding the mineral resources and reserves at the Cerro Los Gatos mine. The Company and all defendants filed a motion to dismiss this action on October 14, 2022. That motion was fully briefed as of December 23, 2022. On April 26, 2023, following a joint motion, the Court ordered that it would postpone a ruling on defendants’ motion to dismiss until on or after June 16, 2023.

On June 13, 2023, we entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties have agreed to resolve the U.S. Class Action for a payment by us and our insurers of $21.0 million to a settlement fund. We are in the process of finalizing the amount of expenses incurred that are covered under the directors’ and officers’ insurance policy which will be deducted from the $10.0 million retention held by the Company. We expect to fund no more than $7.9 million of the settlement, with the balance of the settlement payment to be paid by insurance. We and the other defendants will not admit any liability as part of the settlement. Since the settlement of the U.S. Class Action is subject to conditions, there can be no assurance that the U.S. Class Action will be finally resolved pursuant to the agreement in principle that has been reached.

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

Holders

On June 21, 2023, there were 69,162,223 outstanding shares of the Company’s common stock which were held by approximately 38 stockholders of record. The actual number of holders of the Company’s common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has an equity compensation plan under which options and shares of the Company’s common stock are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board of Directors. The Company’s stockholders have approved these plans. The following table is a summary of the shares of common stock authorized for issuance under equity compensation plans as of December 31, 2022:

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price	compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans not approved by security holders:	—	—	—
Equity compensation plans approved by security holders:
Equity Incentive Compensation Plan(1)
Deferred stock units(2)	146,796	N/A
Stock options(3)	1,733,923	$12.57
Performance share units(4)	42,893	N/A
Total for Equity Incentive Compensation Plan	1,923,612	$—	12,314,203
(1)	In October 2020, the Board of Directors approved the Amended and Restated Long-Term Incentive Plan (“LTIP”) to authorize the issuance of stock options, stock appreciation rights, stock awards, deferred stock units, cash awards and performance awards to NEOs, other employees, consultants and non-employee directors.
(2)	DSUs do not have exercise prices associated with them, but rather a fair value that equaled the Company’s common stock fair value on grant date. The weighted-average per unit fair value for the outstanding DSUs is $10.88.
(3)	The Company’s stock options have a contractual term of 10 years and entitle the holder to purchase one share of the Company’s common stock.

Unregistered Sales of Equity Securities

During the year ended December 31, 2022, the Company did not issue any shares of its common stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2022, there were no purchases made by or on behalf of the Company or any affiliated purchaser of the Company’s common stock.

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

Overview

We are a Canadian-headquartered, Delaware-incorporated precious metals exploration, development and production company with the objective of becoming a leading silver producer. Our primary efforts are focused on the operation of the LGJV in Chihuahua, Mexico. The LGJV was formed on January 1, 2015, when we entered into the Unanimous Omnibus Partner Agreement with Dowa to further explore, and potentially develop and operate mining properties within the LGD. The LGJV Entities own certain surface and mineral rights associated with the LGD. The LGJV ownership is currently 70% Gatos Silver and 30% Dowa. On September 1, 2019, the LGJV commenced commercial production at CLG, which produces a silver containing lead concentrate and zinc concentrate. We are currently focused on the production and continued development of the CLG and the further exploration and development of the LGD.

2022 Key Highlights

Gatos Silver

●	Net income increased to $14.5 million or $0.21 per share (basic and diluted) for 2022, up from a net loss of $65.9 million or ($1.03) per share basis (basic and diluted) incurred in 2021;
●	The LGJV paid dividends to its partners totaling $55 million during 2022, of which the Company’s share was $29.2 million, net of withholding taxes and after the initial priority distribution payment to Dowa;
●	On December 19, 2022, we entered into an amended and restated Credit Facility with BMO extending the maturity date and re-establishing a credit limit of $50 million, with an accordion feature;
●	During December 2022, we repaid $4.0 million of the Credit Facility, reducing the outstanding balance to $9.0 million with $41.0 million available for drawdown in the future; and
●	We relocated our corporate office to Vancouver, British Columbia, and strengthened the executive management team with the appointments of a new Chief Financial Officer, a General Counsel and a Senior Vice President, Corporate Development and Technical Services, all with extensive experience working for multi-mine companies.

LGJV (100% basis)

●	Net income of $72.2 million in 2022, down 8% from $78.6 million in 2021, primarily due to higher income taxes;
●	Cash flow from operations of $157.4 million in 2022, up 31%to from $119.8 million in 2021;

●	Revenues totaled $311.7 million for 2022, a 25% increase over 2021, as a result of higher sales volumes driven by record production and partly offset by lower silver prices;
●	Cost of sales totaled $107.1 million for 2022, 10% increase over 2021, primarily due to increased production. Co-product cash cost per ounce of payable silver equivalent of $9.41 and by-product cash cost per ounce of payable silver of $2.17, decreased 24% and 56%, respectively, from 2021;
●	Achieved record processing throughput of 971,595 tonnes, averaging 2,662 tpd and over 2,800 tpd in the fourth quarter of 2022, exceeding the 2,500 tpd design rate, despite a temporary blasting suspension in the mine for over two weeks starting in late April 2022;
●	Recoveries achieved or exceeded design rates for payable metals with silver recovery averaging 89.8%, zinc recovery averaging 64.8% and lead recovery averaging 88.7%;
●	Completed a robust re-estimation of the Company’s mineral resource and mineral reserve with published Los Gatos Technical Report; and
●	Discovered a large zone of mineralization known as South-East Deeps that extends 415m below the reported reserve.

Components of Results of Operations

Operating Expenses

Exploration Expenses

We conduct exploration activities under mining concessions in Mexico. Exploration expenses primarily consist of drilling costs, lease concession payments, assay costs and geological and support costs at our exploration properties.

General and Administrative Expenses

Our general and administrative expenses consist of salaries and benefits, stock compensation, professional and consultant fees, and insurance, compliance and corporate governance, accounting and audit, stock exchange listing fees and other general administration costs.

Equity Income in Affiliates

Our equity income in affiliates relates to our proportional share of net income from the LGJV and the amortization of the basis difference between our investment in the LGJV and the net assets of the LGJV.

Impairment of Investment in Affiliates

A loss in value of an investment that is other than a temporary decline shall be recognized. On November 10, 2022, the Company issued an updated technical report for the LGJV, the Los Gatos Technical Report. The Los Gatos Technical Report indicated a significant decrease in the mineral reserves and mineral resources from the previously issued technical report in 2020. The Company considered this reduction in the mineral reserve and mineral resources as an indicator of a possible other-than-temporary decline in value and as a result compared the carrying value of the LGJV on December 31, 2021 to the fair value of the LGJV. The fair value of the LGJV was estimated based on the net present value of the expected cash flows to be generated by the LGJV on 70% basis. The discount rate used was 5.00%. The Company recorded an impairment of the investment in affiliate at December 31, 2021. There were no indicators of an other-than-temporary decline in value at December 31, 2022.

LGJV Arrangement Fee

Our LGJV arrangement fee consisted of arrangement fees related to the WCF and the Term Loan with Dowa prior to their extinguishment on March 11, 2021, and July 26, 2021, respectively. We did not incur LGJV arrangement fees beyond July 26, 2021.

Income Taxes

As we have incurred substantial losses from our exploration and pre-development activities, we may receive future benefits in the form of deferred tax assets that can reduce our future income tax liabilities, if it is more likely than not that the benefit will be realized before expiration. As at December 31, 2022, a deferred tax liability of $1.4 million was recognized at the LGJV in comparison to a deferred tax asset of $17.4 million in 2021.

Royalties

Exploration activities are conducted on the mining concessions in Mexico. Mineral and concession lease payments are required to be paid to various entities to secure the appropriate claims or surface rights. Certain of these agreements also have royalty payments that were triggered when the LGJV began producing and selling lead and zinc concentrates.

Other Income

The Company incurs costs to assist with the management and administration of the LGJV, these costs are included in general and administrative expense. For these management services, the Company earns a management fee which is included in Other income.

Results of Operations

Results of operations Gatos Silver

The following table presents certain information relating to our operating results for the years ended December 31, 2022 and 2021. In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), these financial results represent the consolidated results of operations of our Company and its subsidiaries (in thousands).

	Years Ended December 31,
	2022	2021
Expenses
Exploration	$110	$1,657
General and administrative	25,468	21,447
Amortization	180	89
Total expenses	25,758	23,193
Other income (expense)
Equity income in affiliates	45,230	42,804
Impairment of investment in affiliates	—	(80,348)
Legal settlement loss	(7,900)
Arrangement fees	—	(195)
Interest expense	(433)	(185)
Other income (expense)	4,955	(4,738)
Total other income (expense)	41,852	(42,662)
Income (loss) before taxes	16,094	(65,855)
Income tax expense	1,565	—
Net income (loss)	$14,529	$(65,855)

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

Exploration

Exploration costs incurred during 2022 decreased by approximately $1.5 million compared to 2021, mainly due to limited exploration drilling and sampling performed on the Company-owned Santa Valeria property as exploration was concentrated on the LGJV property.

General and administrative expenses

During 2022, we incurred general and administration expense of $25.5 million compared to $21.4 million in 2021. The $4.1 million increase is primarily due to several items associated with the new mineral resource and reserve technical reports and change in auditors, including higher consulting, legal and audit fees. The Company also incurs expenses related to providing management and administration services to the LGJV, for which it receives a management fee, included in Other Income ($5.0 million for each of the years ended December 31, 2022 and 2021).

Equity income in affiliates

The improvement in equity income, for 2022 compared to 2021, resulted primarily from the improved performance of the LGJV. See “Results of Operations LGJV.”

Impairment of investment in affiliates

For the year ended December 31, 2022, there were no indicators of an other-than-temporary decline in value of the investment in affiliate; therefore, no impairment charge was recorded.

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

Legal settlement loss

We entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties have agreed to resolve the U.S. Class Action for a payment by us and our insurers of $21 million to a settlement fund. We are in the process of finalizing legal expenses that will be covered under the directors’ and officers’ insurance policy which will be deducted from the $10 million retention payable by the Company. We expect to fund no more than $7.9 million of the settlement, with the balance of the settlement payment to be paid by insurance. We and the other defendants will not admit any liability as part of the settlement. Since the settlement of the U.S. Class Action is subject to conditions, there can be no assurance that the U.S. Class Action will be finally resolved pursuant to the agreement in principle that has been reached.

Other income (expense)

The $9.7 million change in other income (expense) for the year ended December 31, 2022, compared to the year ended December 31, 2021, was mainly due to a $10.0 million fee paid to Dowa in conjunction with the Term Loan repayment in 2021.

Net income (loss)

For the year ended December 31, 2022, we recorded a net income of $14.5 million compared to a net loss of $65.9 million for the year ended December 31, 2021. The change in net loss in 2022 compared to 2021 was primarily due to the absence of impairment of investment in affiliates, a significant increase in equity income in affiliates, an increase in other income, and offset by a legal settlement loss of $7.9 million arising from legal class action, and a slight increase in general and administrative expense.

Results of operations LGJV

The following table presents operational information and select financial information of the LGJV for the years ended December 31, 2022 and 2021. The financial information is extracted from the Combined Statements of Income for the years ended December 31, 2022 and 2021. The financial and operational information of the LGJV and CLG is shown on a 100% basis. As of December 31, 2022, our ownership of the LGJV was 70.0%.

	Year Ended
Financial	December 31,
Amounts in thousands	2022	2021
Revenue	$311,724	$249,194
Cost of sales	107,075	97,710
Royalties	3,069	4,781
Exploration	9,800	5,383
General and administrative	14,307	13,345
Depreciation, depletion and amortization	69,380	52,402
Total other income (expense)	1,429	(12,086)
Income tax (expense) recovery	(37,306)	15,097
Net income	$72,216	$78,584
Sustaining capital	76,526	72,979
Operating Results
Tonnes milled (dmt)	971,595	909,586
Tonnes milled per day (dmt)	2,662	2,492
Average Grades
Silver grade (g/t)	368	295
Gold grade (g/t)	0.33	0.32
Lead grade (%)	2.31	2.27
Zinc grade (%)	4.37	3.94
Contained Metal
Silver ounces (millions)	10.3	7.6
Zinc pounds - in zinc conc. (millions)	60.7	49.6
Lead pounds - in lead conc. (millions)	43.9	39.8
Gold ounces - in lead conc. (thousands)	5.3	5.2
Recoveries [1]
Silver - in both lead and zinc concentrates	89.8%	88.3%
Zinc - in zinc concentrate	64.8%	62.9%
Lead - in lead concentrate	88.7%	87.6%
Gold - in lead concentrate	52.0%	56.3%
Average realized price per silver ounce	$20.72	$24.38
Average realized price per gold ounce	$1,678	$1,761
Average realized price per lead pound	$0.90	$1.01
Average realized price per zinc pound	$1.58	$1.38
Co-product cash cost per ounce of payable silver equivalent	$9.41	$12.44
By-product cash cost per ounce of payable silver	$2.17	$4.98
Co-product AISC per ounce of payable silver equivalent[2]	$14.33	$19.05
By-product AISC per ounce of payable silver[2]	$10.24	$15.72
(1)	Recoveries are reported for payable metals in the identified concentrate. Recoveries reported previously were based on total metal in both concentrates.
(2)	See “Non-GAAP Financial Measures” below.
(3)	Realized prices include the impact of final settlement adjustments from sales of previous periods.

LGJV

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

Revenue

Revenue increased by 25% in 2022 compared to 2021, as a result of higher production and concentrate sales, which was partly offset by lower realized silver prices. Production of silver, zinc, lead and gold were higher primarily due to higher mill throughput and higher ore grades. Lead and zinc concentrate production increased 10% and 22%, respectively, and silver, lead and zinc ore grades increased 25%, 2% and 11%, respectively.

Cost of sales

Cost of sales increased by 10% in 2022 compared to 2021, primarily as a result of increased mining and milling rates, production and the related increase in equipment maintenance costs, cost of materials and supplies and higher power costs. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver decreased by 24% and 56% respectively, to $9.41 and $2.17, respectively, for the year ended 2022.

Royalties

Royalty expense decreased by $1.7 million in 2022 compared to 2021 due to the decrease in the royalty rate upon achieving a payment threshold per the royalty agreement.

Exploration

Exploration expenditure increased by $4.4 million in 2022 as a result of increased surface drilling around CLG, Esther and Greenfields exploration targets. The dominant focus for drilling was at CLG aiming to convert Inferred Resources to Indicated and to expand the Inferred Resource base, particularly in the South-East Deeps area.

General and administrative

General and administrative expenses for 2022 were 7% higher than in 2021, primarily due to inflation.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by approximately 32% year over year primarily as a result of an increase in tonnes mined as well as the decrease in the mineral reserve and mine life based on the Los Gatos Technical Report, which reduced the basis for the depreciation.

Other income (expense)

Other income (expense) changed primarily due to the retirement of the WCF and the Term Loan in March and July 2021, respectively.

Income tax (expense) recovery

In 2022, the LGJV had income tax expense of $37.3 million due to increased income and the absence of loss carryforwards. In 2021, the LGJV recognized an income tax benefit due to the release of the full valuation allowance on its deferred tax assets which was partly offset by the current income tax expense recorded in 2021.

Net Income

For the year ended December 31, 2022, the LGJV had net income of $72.2 million compared to net income of $78.6 million for the year ended December 31, 2021. The change in net income was primarily due to income tax expense of $37.3 million in 2022, compared to income tax benefit of $15.1 million in 2021, partly offset by increase in revenue driven by higher production and sales during 2022.

Sustaining capital

During the year ended December 31, 2022, the sustaining capital expenditures primarily consisted of $27.1 million of mine development, $19.5 million on the construction of the paste-fill plant, $8.2 million on the construction of the raise of the tailings storage facility, $3.5 million for the purchase of mining equipment, $2.9 million on underground power distribution infrastructure and $2.6 million on the construction of a ventilation raise. During the year ended December 31, 2021, major sustaining capital expenditures included $30.6 million of mine development, $11.4 million on processing plant and tailings storage facility, $3.6 million for the construction of a ventilation raise, $3.3 million for the purchase of mining equipment, $5.8 million on underground power distribution infrastructure and $9.4 million on the construction of dewatering wells.

Cash Flows

Gatos Silver

The following table presents our cash flows for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021

	(in thousands)
Net cash generated from (used by)
Operating activities	$14,554	$(21,485)
Investing activities	(60)	(261,439)
Financing activities	(4,106)	139,394
Total change in cash	$10,388	$(143,530)

Cash flow from operating activities was $14.6 million in the year ended December 31, 2022, compared to cash used by operating activities of $21.5 million for the year ended December 31, 2021. The $36.1 million increase in cash flow was primarily due to $30.8 million in dividends received from affiliates.

Cash used by investing activities was $0.1 million in 2022, compared to $261.4 million in 2021. The $261.3 million decrease in cash used by investing activities was primarily due to the $186.8 million in capital contributions made to the LGJV and $71.6 million acquisition of an additional 18.5% interest in the LGJV from Dowa in 2021. There were no contributions made to the LGJV in 2022.

Cash used by financing activities was $4.1 million in 2022, compared to cash flow from financing activities of $139.4 million in 2021. Cash used by financing activities in 2022 primarily consisted of a $4.0 million partial repayment of the Credit Facility. Cash provided by financing activities in 2021, primarily reflected the $121.0 million in net proceeds from the issuance of common stock in a follow-on public offering and the $13.0 million in borrowings under the Credit Facility.

LGJV

The following table presents summarized information relating to the LGJV’s cash flows for years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Net cash provided by (used by)
Operating activities	$157,374	$119,787
Investing activities	(82,279)	(79,045)
Financing activities	(60,439)	(22,138)
Total change in cash	$14,656	$18,604

Cash provided by operating activities was $157.4 million and $119.8 million for the years ended December 31, 2022 and 2021, respectively. The $37.6 million increase in cash provided by operating activities was primarily due to the increase in revenue as a result of higher concentrate sales due to higher processed ore tonnes and higher ore grades for the year ended December 31, 2022, compared to the prior year, partly offset by lower silver prices.

Cash used by investing activities was $82.3 million and $79.0 million for the years ended December 31, 2022, and 2021, respectively. The $3.3 million increase in cash used was primarily due to higher expenditures for property, plant and equipment.

Cash used by financing activities was $60.4 million and $22.1 million for the years ended December 31, 2022 and 2021, respectively. During 2022 the LGJV distributed $55 million to the joint venture partners and made $5.4 million in equipment loan payments. During 2021, the LGJV paid $144.8 million to retire the Term Loan in July 2021, $60.0 million for the extinguishment of the WCF in March 2021, a $15.9 million Term Loan payment in June 2021, and $7.0 million in equipment loan payments, partly offset by the $207.2 million of capital contributions from the joint venture partners.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, the Company had cash and cash equivalents of $17.0 million and $6.6 million, respectively. The increase in cash and cash equivalents was primarily due to receipt of $29.2 million in dividends net of withholding taxes from the LGJV, offset by higher general and administrative costs incurred in the year.

Sources and Uses of Capital Resources

As at May 31, 2023, our cash and cash equivalents are $10.5 million and we have $41 million available to be drawn under the Credit Facility. The LGJV had cash and cash equivalents of $78.9 million. We believe we have sufficient cash and access to borrowings and other resources to carry out our business plans for at least the next 12 months. We may decide to increase our current financial resources with external financings if our long-term business needs require us to do so however there can be no assurance that the financing will be available to us on acceptable terms, or at all. We manage liquidity risk through our credit facility and the management of our capital structure.

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

Indebtedness and Lines of Credit

On December 19, 2022, we entered into an amended and restated Credit Facility with BMO, under which we have a credit limit of $50.0 million, with an accordion feature providing up to an additional $25.0 million, subject to certain conditions. Borrowings under the Credit Facility:

●	mature on December 31, 2025, and
●	bear interest at a rate equal to either a term SOFR rate plus a margin ranging from 3.00% to 4.00% or a U.S. base rate plus a margin ranging from 2.00% to 3.00%, at our option.

The Credit Facility contains affirmative and negative covenants that are customary for agreements of this nature. The affirmative covenants require the Company to comply, at all times, with, among other things, a Leverage Ratio not greater than 3.00 to 1.00, with earnings before interest, tax, depletion depreciation and amortization calculated upon a trailing four fiscal quarter period, a liquidity covenant not less than $20.0 million and an interest coverage ratio not less than 4.00 to 1.00 calculated based on a trailing four fiscal quarter period. The negative covenants include, among other things, limitations on certain specified asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates. As of December 31, 2022, we had $9.0 million of borrowings outstanding under the Credit Facility. On April 13, 2023, the Company extended its waiver agreement with BMO whereby the restated audited financial statements for fiscal year 2021, the audited financial statements for fiscal year 2022 and restated unaudited financial statements for the first three fiscal quarters in fiscal year 2022 are to be provided no later than April 30, 2023. The waiver was subsequently extended for the above mentioned financial statements to be provided no later than July 15, 2023.

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

Equity Method Investment

We account for our investment in affiliates using the equity method of accounting whereby, after valuing the initial investment, we recognize our proportional share of results of operations of the affiliate in its consolidated financial statements. The value of equity method investments are adjusted if it is determined that there is an other-than-temporary decline in value. The Company reviews equity method investments for an other-than-temporary decline in value when events or circumstances indicate that a decline in the fair value of the investment below its carrying value is other-than-temporary. Our investment in the LGJV is presented as investment in affiliates in the consolidated balance sheet. The difference between the carrying amount of the investment in affiliates and our equity in the LGJV’s net assets is due to value of mineral resources at MPR. We have historically incurred certain costs on behalf of the LGJV, primarily related to a project development loan arrangement fee, and may incur such fees from time to time in the future. Our proportional share of such costs are reported as an investment in affiliate and the residual costs, related to Dowa’s proportional ownership, are reported in the statement of income (loss).

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

Income and Mining Taxes

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in the United States and Mexico. Refer to “-Critical Accounting Policies-Mineral Properties and Carrying Value of Long-Lived Assets” above for a discussion of the factors that could cause future cash flows to differ from estimates. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize deferred tax assets recorded at the balance sheet date could be impacted. Additionally, future changes in tax laws in the jurisdictions in which we operate could limit our ability to obtain the future tax benefits represented by our deferred tax assets recorded at the reporting date.

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

The calculations for determining co-product and by-product cash cost and co-product and by-product AISC per ounce were updated to include period end accruals for sales (both volume and value for payable metals). In addition, the calculation for determining silver equivalent ounces used for co-product cash cost per ounce and co-product AISC per ounce was updated to include final settlements in the calculation of the realized metal prices. The prior period comparatives were updated to reflect this change however the cash cost and AISC per ounce calculated on this basis is not materially different from the cash cost and AISC cost per ounce previously reported

	Years Ended December 31,
(in thousands, except unit costs)	2022	2021
Cost of sales	$107,075	$97,710
Royalties	3,069	4,781
Exploration	9,800	5,383
General and administrative	14,307	13,345
Depreciation, depletion and amortization	69,380	52,402
Total expenses	$203,631	$173,621
Depreciation, depletion and amortization	(69,380)	(52,402)
Exploration[1]	(9,800)	(5,383)
Treatment and refining costs[2]	21,871	21,601
Cash costs (A)	$146,322	$137,437
Sustaining capital	76,526	72,979
All-in sustaining costs (B)	$222,848	$210,416
By-product credits[3]	(125,782)	(103,571)
All-in sustaining costs, net of by-product credits (C)	$97,066	$106,845
Cash costs, net of by-product credits (D)	$20,540	$33,866

Payable ounces of silver equivalent[4] (E)	15,552	11,045
Co-product cash cost per ounce of payable silver equivalent (A/E)	$9.41	$12.44
Co-product all-in sustaining cost per ounce of payable silver equivalent (B/E)	$14.33	$19.05

Payable ounces of silver (F)	9,482	6,797
By-product cash cost per ounce of payable silver (D/F)	$2.17	$4.98
By-product all-in sustaining cost per ounce of payable silver (C/F)	$10.24	$15.72
1	Exploration costs are not related to current mining operations.
2	Represent reductions on customer invoices and included in Revenue of the LGJV combined statement of income (loss).
3	By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period, which includes any final settlement adjustments from prior periods.
4	Silver equivalents utilize the average realized prices during the year ended December 31, 2022, of $20.72/oz silver, $1.58/lb zinc, $0.90/lb lead and $1,678/oz gold and the average realized prices during the year ended December 31, 2021, of $24.38/oz silver, $1.38/lb zinc, $1.01/lb lead and $1,761/oz gold. The average realized prices are determined based on revenue inclusive of final settlements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and are not required to provide disclosure pursuant to this Item.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gatos Silver Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gatos Silver Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), shareholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst and Young LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company's auditor since 2022.

Toronto, Canada

June 26, 2023

GATOS SILVER, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands of United States dollars, except for share and per share amounts)

	Notes	2022	2021
ASSETS
Current Assets
Cash and cash equivalents		$17,004	$6,616
Related party receivables	6	1,773	1,592
Other current assets	3	16,871	3,558
Total current assets		35,648	11,766
Non-Current Assets
Investment in affiliates	14	347,793	333,447
Other non-current assets		60	35
Total Assets		$383,501	$345,248
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued and other liabilities	5	$26,358	$1,406
Non-Current Liabilities
Credit Facility, net of debt issuance costs	11	8,661	12,620
Shareholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,162,223 and 69,162,223 shares outstanding as of December 31, 2022 and December 31, 2021, respectively		117	117
Paid-in capital		547,114	544,383
Accumulated deficit		(198,749)	(213,278)
Total shareholders’ equity		348,482	331,222
Total Liabilities and Shareholders’ Equity		$383,501	$345,248

GATOS SILVER, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31,

(In thousands of United States dollars, except for share and per share amounts)

	Notes	2022	2021
Expenses
Exploration		$110	$1,657
General and administrative		25,468	21,447
Amortization		180	89
Total expenses		25,758	23,193
Other income (expense)
Equity income in affiliates	14	45,230	42,804
Impairment of investment in affiliates	14	—	(80,348)
Legal settlement loss	10	(7,900)	—
Arrangement fees		—	(195)
Interest expense		(433)	(185)
Other income (expense)	6	4,955	(4,738)
Total other income (expense)		41,852	(42,662)
Income (loss) before taxes		16,094	(65,855)
Income tax expense		1,565	—
Net income (loss)		$14,529	$(65,855)
Net income (loss) per share:
Basic		$0.21	$(1.03)
Diluted		$0.21	$(1.03)
Weighted average shares outstanding:
Basic		69,162,223	63,994,693
Diluted		69,309,019	63,994,693

GATOS SILVER, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of United States dollars, except for share and per share amounts)

	Number		Amount
	Common	Treasury	Common	Treasury	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2020	59,183,076	144,589	$108	$(1,027)	$409,728	$(147,423)	$261,386
Stock-based compensation	—	—	—	—	7,694	—	7,694
Issuance of common stock, net	9,830,426	(144,589)	9	1,027	126,071	—	127,107
DSU compensation	—	—	—	—	1,163	—	1,163
DSUs converted to common stock	148,721	—	—	—	—	—	—
Other	—	—	—	—	(273)	—	(273)
Net loss	—	—	—	—	—	(65,855)	(65,855)
Balance at December 31, 2021	69,162,223	—	$117	$—	$544,383	$(213,278)	$331,222
Stock-based compensation	—	—	—	—	2,731	—	2,731
Net income	—	—	—	—	—	14,529	14,529
Balance at December 31, 2022	69,162,223	—	$117	$—	$547,114	$(198,749)	348,482

GATOS SILVER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands of United States dollars, except for share and per share amounts)

	Notes	2022	2021
OPERATING ACTIVITIES
Net loss		$14,529	$(65,855)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization		180	89
Stock-based compensation expense	8	2,840	7,738
Equity income in affiliates	14	(45,230)	(42,804)
Impairment of investment in affiliates	14	—	80,348
Other		199	(260)
Dividends from affiliates	14	30,775	—

Changes in operating assets and liabilities:
Receivables from related‑parties		(180)	134
Accounts payable and other accrued liabilities		24,632	(1,196)
Other current assets		(13,191)	321
Net cash generated from (used by) operating activities		14,554	(21,485)

INVESTING ACTIVITIES
Purchase of property, plant and equipment		(60)	—
Investment in affiliates	14	—	(261,439)
Net cash used by investing activities		(60)	(261,439)

FINANCING ACTIVITIES
Credit Facility (repayment) receipt	11	(4,000)	13,000
Financing costs		(106)	(7,277)
Issuance of common stock	8	—	133,085
Issuance of treasury stock		—	1,027
Other		—	(441)
Net cash (used in) generated from financing activities		(4,106)	139,394
Net increase (decrease) in cash and cash equivalents		10,388	(143,530)
Cash and cash equivalents, beginning of period		6,616	150,146
Cash and cash equivalents, end of period		17,004	6,616

Interest paid		$645	$168
Supplemental disclosure of noncash transactions:
Director fees in accrued liabilities converted to deferred share units		$—	$306
Recognition of Right of Use Asset and Lease Liability		$128	$—

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

The Company incurred certain costs on behalf of the LGJV, primarily related to a project development loan arrangement fee. The Company’s proportional share of such costs are reported as an investment in affiliate and the residual costs, related to Dowa’s proportional ownership, are reported in the statement of income (loss) as arrangement fees.

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

Functional currency and translation of foreign currencies

The U.S. dollar is the functional currency of the Company and its subsidiaries. Monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting gains or losses reported in foreign exchange (gain) loss in the statement of income (loss). Non-monetary assets and liabilities are translated at historical exchange rates. Expenses and income items denominated in foreign currencies are translated into U.S. dollars at historical exchange rates.

Cash and cash equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Other than temporary impairment - investment

A loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of such losses might include, but are not limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. If circumstances require an investment is tested for an other than temporary decline in value, the Company will first estimate the fair value of the investment based on discounted cash flows then compare it to the carrying value of the investment. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. We recognized an impairment on our Investment in Affiliate in 2021. See Note 14 – Investment in Affiliates for further discussion.

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

Net income (loss) per share

Basic and diluted earnings (loss) per share are presented for net income (loss) attributable to common shareholders. Basic net earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common stock shares outstanding, including deferred stock units (“DSUs”), for the respective period presented. Diluted net earnings (loss) per share is computed similarly, except that weighted-average common shares is increased to reflect the potential dilution that would occur if stock options were exercised, or PSUs were converted into common stock. The effects of the Company’s dilutive securities are excluded from the calculation of diluted weighted-average common shares outstanding if their effect would be anti-dilutive based on the treasury stock method or due to a net loss.

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

Recently issued and adopted accounting standards

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021, to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01. The Company does not consider the standards to have a material impact on its financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosures of Supplier Finance Program Obligations. The ASU requires entities that use supplier finance programs (that are in the scope of the ASU) in connection with the purchase of goods and services to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments are effective for all entities for fiscal years beginning after 15 December 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. In the period of initial adoption, the amendments should be applied retrospectively to all periods in which a balance sheet is presented, except for the roll forward requirement, which should be applied prospectively. The Company is still assessing the impact of the standard but does not expect the standard to have a material impact on its financial statements.

As of December 31, 2022, there are no additional recently issued or adopted accounting standard that could have a material impact on our financial statements.

3.Other Current Assets

	December 31,	December 31,
	2022	2021
Value added tax receivable	$730	$575
Prepaid expenses	2,890	2,976
Insurance proceeds receivable	13,100	—
Other assets	151	7
Total other current assets	$16,871	$3,558

Included in other current assets is a corporate head office lease of $122 with the term until January 30, 2024. The corresponding current and non-current lease liabilities of $112 and $10, respectively, are included in accounts payable, accrued and other liabilities. The insurance proceeds receivable represents the insurance payable by the Company’s insurers to claimants on behalf of the Company related to the settlement of the U.S. class action lawsuit. See footnote 10 – Commitments, Contingencies and Guarantees, for further discussion on the U.S. class action lawsuit and related settlement discussion.

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

The Company made and expensed mineral lease payments of $nil and $24 for the years ended December 31, 2022, and 2021, respectively.

5.Accounts Payable, Accrued and Other Liabilities

	December 31,	December 31,
	2022	2021
Accounts payable	$586	$196
Accrued expenses	2,761	623
Accrued compensation	1,889	587
Legal settlement payable	21,000	—
Other liabilities	122	—
Total accounts payable, accrued and other liabilities	$26,358	$1,406

The legal settlement payable is the liability recorded for the settlement of the class action lawsuit. See footnote 10 – Commitments, Contingencies and Guarantees, for further discussion on the U.S. class action lawsuit and related settlement discussion.

6.Related-Party Transactions

LGJV

Under the Unanimous Omnibus Partner Agreement, the Company provides certain management and administrative services to the LGJV. The Company earned $5,000 and $5,000 under this agreement for the years ended December 31, 2022 and 2021, respectively, which has been recorded on the statement of income (loss) under other income (expense). The Company received $5,417 and $5,367 in cash from the LGJV under this agreement for the years ended December 31, 2022 and 2021, respectively. The Company had receivables under this agreement of $417 and $833 as of December 31, 2022 and 2021, respectively. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV.

SSMRC

The Company had a Management Services Agreement with Sunshine Silver Mining & Refining Corporation (“SSMRC”) (f.k.a. SOP), pursuant to which the Company provided certain limited executive and managerial advisory services to SSMRC until terminated by either party. SSMRC reimbursed the Company for costs of such services. The Company earned $16 from SSMRC under this agreement during the year ended December 31, 2021, and this agreement was terminated effective December 31, 2021.

7.Stockholders’ Equity

The Company is authorized to issue 700,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2022, 69,162,223 shares of common stock are outstanding, and no shares of preferred stock are outstanding.

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

Stock-Based Compensation

Equity Compensation Plan

The Company has a Long-Term Incentive Plan under which options and shares of the Company’s common stock are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board of Directors. Awards under the plan include stock options, stock appreciation rights, stock awards, deferred stock units, and performance awards. Stock options, performance awards and deferred stock units have been granted by the Company in different periods. As of December 31, 2022, approximately 12.3 million shares of common stock were available for grant under the plan. The Company recognized stock-based compensation expense as follows:

	Years ended December 31,
	2022	2021
Stock Options	$2,621	$7,716
PSUs	219	22
	$2,840	$7,738

Stock Option Transactions

The Company’s stock options have a contractual term of 10 years and entitle the holder to purchase one share of the Company’s common stock. The options granted to the Company’s employees and LGJV personnel prior to 2020 have a requisite service period of four years and vest in equal annual installments. Starting in 2020, the options granted to the Company’s employees and LGJV personnel have a requisite service period of three years. The sign on options granted to the Company’s then President in June 2021 vest in three equal tranches, the first of which vested immediately, and the remainder on the first and second anniversaries of employment with the Company, subject to continued employment on such vesting dates. The options granted to non-employee directors prior to 2020 have a requisite service period of one year and vest in equal monthly installments. The options granted to non-employee directors in June 2021 have a requisite service period of one year and vest in semi-annual installments. On December 31, 2022, there was $2,885 of unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of 1.5 years.

The following table summarizes the respective vesting start dates and number of options granted to employees and directors in 2022 and 2021:

Recipient	Options Granted	Vesting Start Date	Grant Date
Employees	100,000	March 31, 2021	May 14, 2021
Directors	7,253	May 14, 2021	May 14, 2021
Directors	32,466	June 1, 2021	June 22, 2021
Employees	283,333	June 1, 2021	June 22, 2021
Employees	66,667	June 22, 2021	June 22, 2021
Employees	589,500	December 27, 2021	December 27, 2021
Employees	100,000	January 18, 2022	January 18, 2022

The following assumptions were used to compute the fair value of the options granted using the Black-Scholes option valuation model:

	May 2021	Jun. 2021	Dec. 2021	Jan. 2022
Risk-free interest rate	1.06%	1.05%	1.34%	1.74%
Dividend yield	—	—	—	—
Estimated volatility	62.59%	62.53%	60.88%	60.75%
Expected option life	6 years	6 years	6 years	6 years

The weighted-average grant date fair value per share was $5.83 and $7.54 for the years ended December 31, 2022 and 2021, respectively.

The following assumptions were used to compute the fair value of the LGJV Personnel options using the Black-Scholes option valuation model as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Risk-free interest rate	4.11%	1.35%
Dividend yield	—	—
Estimated volatility	58.1%	60.86%
Expected option life	6 years	6 years

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

The following tables summarize the stock option activity for the year ended December 31, 2022:

		Weighted‑		Weighted‑
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
Employee & Director Options	Options	Price	Value	Life (Years)
Outstanding at December 31, 2021	5,873,968	$13.11
Granted	100,000	$10.28
Forfeited	(4,272,438)	$13.22
Outstanding at December 31, 2022	1,701,530	$12.67	$ Nil	7.00
Vested at December 31, 2022	1,186,753	$12.66	$ Nil	6.33

		Weighted‑		Weighted‑
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
LGJV Personnel Options	Options	Price	Value	Life (Years)
Outstanding at December 31, 2021	32,393	$7.31
Exercised	—	—
Outstanding and vested at December 31, 2022	32,393	$7.31	$ Nil	3.02

The total fair value of stock options vested during the year ended December 31, 2022, was $583.

Performance Share Unit Transactions

Performance share units granted are reported as equity awards at fair value using a Monte Carlo simulation valuation model. On December 17, 2021, 119,790 PSUs were granted to the Company’s employees with a weighted average grant date fair value per share of $14.22. The PSUs are based on the Company’s total shareholder return (“TSR”) relative to a peer group over a three-year performance period. The number of PSUs awarded can range from 0% to 200% of the initial award granted, depending on the TSR percentile rank of the Company relative to the peer group, and are payable in common stock or cash, at the Company’s discretion, at the end of their performance period. There were no grants in the year ended December 31, 2022.

Compensation expense is recognized ratably from the grant date over the requisite three-year vesting period. On December 31, 2022, unrecognized compensation expense related to the PSUs was $399 which is expected to be recognized over a weighted-average period of 2.0 years.

Deferred Stock Unit Transactions

Deferred stock units are awarded to directors at the discretion of the Board of Directors. The DSUs are fully vested on the grant date and each DSU entitles the holder to receive one share of the Company’s common stock upon the director’s cessation of continuous service. In addition, senior executives are eligible to elect to defer receipt of any portion of cash compensation or equity compensation awards other than from the exercise of stock options and take payment in the form of DSUs. Non-employee directors are eligible to elect to defer receipt of any portion of annual retainers or meeting awards and take payment in the form of DSUs. The DSU entitles the holder to receive one share of the Company’s common stock at either a date specified in the deferral election or cessation of service, whichever comes first. The fair value of DSUs are equal to the fair value of the Company’s common stock on the grant date. The Company recognized DSU expense of $239 and $879 for the years ended December 31, 2022 and 2021, respectively. As the Company was in blackout during the year ended December 31, 2022, the DSUs expensed are expected to be granted in 2023.

At December 31, 2022, 146,796 DSUs remain outstanding with a weighted-average grant date fair value of $10.88 per unit.

8.Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed similarly, except that weighted-average common shares is increased to reflect the potential dilution that would occur if stock options were exercised or PSUs were converted into common stock. The dilutive effects are calculated using the treasury stock method.

For the year ended December 31, 2022, all stock options outstanding have been excluded from the dilutive earnings per common share calculation as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect. Additionally, for the year ended December 31, 2022, all PSUs were excluded from the diluted earnings per common share calculation as the shares would be anti-dilutive. The Company experienced a net loss in the year ended December 31, 2021, thus all stock options, PSUs and DSUs have been excluded as they would be anti-dilutive.

A reconciliation of basic and diluted earnings per common share is presented below:

	Year Ended December 31,
	2022	2021
Net income (loss)	$14,529	$(65,855)

Weighted average shares:
Basic	69,162,223	63,994,693
Effect of dilutive DSUs	146,796	—
Diluted	69,309,019	63,994,693

Net income (loss) per share:
Basic	$0.21	$(1.03)
Diluted	$0.21	$(1.03)

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

The Company recorded its initial investment in affiliates at fair value within Level 3 of the fair value hierarchy, as the valuation was determined based on internally developed assumptions with few observable inputs and no market activity. For the year ended December 31, 2021, the Company recorded impairment charges associated with the investment in the LGJV, and reduced the carrying amount of such asset subject to the impairment to their estimated fair value. See Note 14 – Investment in Affiliates for additional information on the impairment.

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

On June 13, 2023, we entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties have agreed to resolve the U.S. Class Action for a payment by us and our insurers of $21,000 to a settlement fund. We are in the process of finalizing the amount of expenses incurred that are covered under the directors’ and officers’ insurance policy which will be deducted from the $10,000 retention held by the Company. We expect to fund no more than $7,900 of the settlement, with the balance of the settlement payment to be paid by insurance. We and the other defendants will not admit any liability as part of the settlement. Since the settlement of the U.S. Class Action is subject to conditions, there can be no assurance that the U.S. Class Action will be finally resolved pursuant to the agreement in principle that has been reached.

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

The Company guarantees the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements. As of December 31, 2022 and 2021, the LGJV had $480 and $6,011 outstanding under the LGJV equipment loan agreements, respectively, with varying maturity dates through August 2023.

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

On April 13, 2023, the Company extended its waiver agreement with BMO whereby the restated audited financial statements for fiscal year 2021, the audited financial statements for fiscal year 2022 and restated unaudited financial statements for the first three fiscal quarters in fiscal year 2022 are to be provided no later than April 30, 2023. A waiver was subsequently extended for the financial statements to be provided no later than July 15, 2023.

In December 2022, the Company made a $4,000 principal repayment and as a result the outstanding balance of debt was $9,000 at December 31, 2022.

The Company recognized interest expense of $433 and $147 for amortization of debt issuance cost and paid $645 in interest, for the year ended December 31, 2022. The Company recognized interest expense of $185 and $62 for amortization of debt issuance cost and paid $168 in interest, for the year ended December 31, 2021.

12.Income Taxes

The components of income (loss) from operations before income taxes were as follows for the years ended December 31:

	2022	2021
U.S.	$19,111	$(61,976)
Mexico	(3,017)	(3,879)
Total	$16,094	$(65,855)

The consolidated income tax expense consisted of $1,565 and nil, for the years ended December 31, 2022 and 2021, respectively.

A reconciliation of the actual income tax benefit and the tax computed by applying the applicable U.S. federal rate of 21% to the loss before income taxes is as follows for the years ended December 31:

	2022	2021
Tax provision (benefit) from operations	$3,380	$(13,830)
State tax benefit from operations	20	(136)
Nondeductible Expenses	—	—
Change in Valuation Allowance	(3,410)	6,000
Mexican withholding tax	1,565	—
Effect of Change in Tax Rates	927	9,223
US/Foreign Tax Rate Differential	(323)	(398)
Other	(594)	(859)
Total income tax expense	$1,565	$—

The components of the deferred tax assets (liabilities) are summarized as follows for the year ended December 31:

	2022	2021
Deferred tax assets
Accrued compensation	$354	$29
Contingent liabilities	1,661	—
Deferred share unit awards	461	427
LGJV equity investment	12,656	7,395
Other accrued liabilities	21	22
Mineral properties	2,009	2,057
U.S. operating loss carryforward	10,234	22,340
Stock Options	8,917	8,518
Mexico operating loss carryforward	4,129	3,049
Exploration and development	41	—
Other	24	22
Valuation allowances	(39,738)	(43,026)
Total deferred tax assets	$769	$833

Deferred tax liabilities
Property, plant and equipment	(218)	(229)
Exploration and Development	—	(19)
Prepaid expenses	(551)	(585)
Total deferred tax liabilities	$(769)	$(833)
Deferred tax assets (liabilities)	$—	$—

Based upon the level of taxable income (loss) and projections of future taxable income (loss) over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance from continuing operations against the United States and Mexico deferred tax asset balances of $39,738 and $43,026, respectively, for the years ended December 31, 2022 and 2021. If the Company is profitable for a number of years, and the prospects for the realization of the deferred tax assets become more likely than not, the Company will then reverse all or a portion of the valuation allowance that could result in a reduction of future reported income tax expense.

At December 31, 2022, the Company had $48,679 of net operating loss carryforwards from continuing operations in the United States. Of the total net operating loss from continuing operations, $29,749 expire at various dates through 2037, and $18,930 may be carried forward indefinitely. There are also $20,432 of net operating loss carryforwards (net of inflation adjustments) in Mexico which expire at various dates through 2032. No assets have been recognized for net operating loss carryforwards where the Company believes it is more likely than not that the net operating losses will not be realized. The Company will monitor the valuation on an ongoing basis and will make the appropriate adjustments as necessary should circumstances change.

The Company has adopted the provisions of ASC 740-10, Income Taxes. The Company files income tax returns in the U.S., Mexico, Colorado, Montana and Utah. The Company’s foreign assets and operations are owned by entities that have elected to be treated for U.S. tax purposes as corporations and, as a result, the taxable income or loss and other tax attributes of such entities are not included in the Company’s U.S. federal consolidated income tax return. The statute of limitations for tax returns filed in the U.S. and Mexico is three years and five years, respectively, from the date of filing. The Company’s 2022, 2021, 2020 and 2019 U.S. tax returns are subject to examinations by U.S. tax authorities until 2026, 2025, 2024 and 2023, respectively. The Company is no longer subject to examinations by Mexico tax authorities for years prior to 2018.

As of December 31, 2022, the Company has not recognized any increases or decreases in unrecognized tax benefits, as it is more likely than not that all tax positions will be upheld by the taxing authorities. The Company reports tax penalties in income tax expense. No such penalties were recognized during the periods presented.

13.Segment Information

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

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$83	$27	$110	$1,657	$—	$1,657
General and administrative	1,124	24,344	25,468	1,424	20,023	21,447
Amortization	5	175	180	—	89	89
Legal settlement loss	—	7,900	7,900	—	—	—
Arrangement fees	—	—	—	—	195	195
Interest expense	—	433	433	—	185	185
Equity income in affiliates	(45,230)	—	(45,230)	(42,804)	—	(42,804)
Impairment of investment in affiliates	—	—	—	—	80,348	80,348
Income tax expense	1,565	—	1,565	—	—	—
Net other (income) loss	22	(4,977)	(4,955)	40	4,698	4,738
Total assets	109,081	274,420	383,501	84,277	260,971	345,248

14.Investment in Affiliates

During the years ended December 31, 2022 and 2021, the Company recognized income of $45,230 and $42,804, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results. The equity income in affiliate includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized as the LGJV Entities’ proven and probable reserves are processed.

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

The fair value of the LGJV was estimated based on the net present value of the expected cash flows to be generated by the LGJV on 70% basis. The discount rate used was 5.00%. The fair value of the investment in the LGJV was estimated to be $333,447 and the carrying value at December 31, 2021, was $413,795. At that time the carrying value exceeded the fair value and as a result, an impairment charge of $80,348 was recorded during the fourth quarter of 2021. The impairment charge reduced the higher basis of the Company’s Investment in LGJV at December 31, 2021, which was being amortized over the LGJV proven and probable reserves. See Note 9 – Fair Value Measurements for additional detail of the assumptions used in the determination of the fair value of the long-lived assets tested for impairment. There were no impairment indicators in the year ended December 31, 2022.

For the year ended December 31, 2021, the Company contributed $260,039 to the LGJV to repurchase 18.5% of the ownership of the LGJV, to retire the WCF and the Term Loan and in support of exploration activities.

On March 17, 2022, we entered into a definitive agreement with Dowa to build and operate a leaching plant to reduce fluorine levels in zinc concentrates produced at CLG at an expected construction cost of $6,050. As part of the agreement, the initial payment of the $20,000 due to Dowa under the partner’s priority distribution agreement was reduced to $10,300. The reduced priority dividend amount reflects a portion of both the construction and future estimated operating costs of the leaching plant and is dependent on the successful construction and operation of the leaching plant. Should the leaching plant construction not be completed, or the leaching plant not operate according to certain parameters during the first five years, portions of the $9,700 reduction could be reinstated.

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

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$34,936	$20,280
Receivables	26,655	11,263
Inventories	11,542	11,062
VAT receivable	21,531	46,242
Income tax receivable	27,039	—
Other current assets	4,138	4,515
Total current assets	125,841	93,362
Non‑Current Assets
Mine development, net	232,515	229,076
Property, plant and equipment, net	198,600	190,896
Deferred tax assets	—	17,407
Total non‑current assets	431,115	437,379
Total Assets	$556,956	$530,741
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$46,740	$33,179
Related party payable	1,792	1,609
Accrued interest	11	51
Unearned revenue	—	1,714
Equipment loans	480	5,534
Total current liabilities	49,023	42,087
Non‑Current Liabilities
Equipment loans	—	478
Lease liability	268	—
Asset retirement obligation	15,809	14,706
Deferred tax liabilities	1,354	—
Total non‑current liabilities	17,431	15,184
Owners’ Capital
Capital contributions	540,638	540,638
Paid‑in capital	18,186	18,370
Accumulated deficit	(68,322)	(85,538)
Total owners’ capital	490,502	473,470
Total Liabilities and Owners’ Capital	$556,956	$530,741

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2022	2021
Revenue	$311,724	$249,194
Expenses
Cost of sales	107,075	97,710
Royalties	3,069	4,781
Exploration	9,800	5,383
General and administrative	14,307	13,345
Depreciation, depletion and amortization	69,380	52,402
Total expenses	203,631	173,621
Other (income) expense
Interest expense	582	5,542
Loss on Term Loan extinguishment	—	4,359
Arrangement fee	—	2,090
Accretion expense	1,103	924
Other income	(766)	(222)
Foreign exchange (gain)	(2,348)	(607)
Total other (income) expense	(1,429)	12,086
Income before taxes	109,522	63,487
Income tax (expense) benefit	(37,306)	15,097
Net Income	72,216	78,584

15.Subsequent Events

On June 13, 2023, we entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties have agreed to resolve the U.S. Class Action for a payment by us and our insurers of $21,000 to a settlement fund. We are in the process of finalizing the amount of expenses incurred that are covered under the directors’ and officers’ insurance policy which will be deducted from the $10,000 retention held by the Company. We expect to fund no more than $7,900 of the settlement, with the balance of the settlement payment to be paid by insurance. We and the other defendants will not admit any liability as part of the settlement. Since the settlement of the U.S. Class Action is subject to conditions, there can be no assurance that the U.S. Class Action will be finally resolved pursuant to the agreement in principle that has been reached.

Except as disclosed above there are no events or transactions requiring recognition in these consolidated financial statements through June 26, 2023, the date which the financial statements were issued.

Report of Independent Auditors

To Board of Managers of Los Gatos Joint Venture

Opinion

We have audited the combined financial statements of Los Gatos Joint Venture, which comprise the combined balance sheets as of December 31, 2022 and 2021, the related combined statements of income, owners’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the accompanying combined financial statements present fairly, in all material respects, the financial position of Los Gatos Joint Venture as at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.
●	Identify and assess the risks of material misstatement of the combined financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements.
●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Los Gatos Joint Venture’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the combined financial statements.
●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about Los Gatos Joint Venture’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ Ernst and Young LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

June 26, 2023

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands of United States dollars)

		December 31,	December 31,
	Notes	2022	2021
ASSETS
Current Assets
Cash and cash equivalents		$34,936	$20,280
Receivables		26,655	11,263
Inventories	4	11,542	11,062
VAT receivable		21,531	46,242
Income tax receivable		27,039	—
Other current assets	5	4,138	4,515
Total current assets		125,841	93,362
Non-Current Assets
Mine development, net		232,515	229,076
Property, plant and equipment, net	6	198,600	190,896
Deferred tax assets	15	—	17,407
Total non-current assets		431,115	437,379
Total Assets		$556,956	$530,741
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	7	$46,740	$33,179
Related party payable		1,792	1,609
Accrued interest		11	51
Unearned revenue	3	—	1,714
Equipment loans	14	480	5,534
Total current liabilities		49,023	42,087
Non-Current Liabilities
Equipment loans		—	478
Lease liability		268	—
Asset retirement obligation	11	15,809	14,706
Deferred tax liabilities		1,354	—
Total non-current liabilities		17,431	15,184
Owners’ Capital
Capital contributions		540,638	540,638
Paid-in capital		18,186	18,370
Accumulated deficit		(68,322)	(85,538)
Total owners’ capital		490,502	473,470
Total Liabilities and Owners’ Capital		$556,956	$530,741

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands of United States dollars)

		For the Years Ended December 31,
	Notes	2022	2021
Revenue	3	$311,724	$249,194
Expenses
Cost of sales		107,075	97,710
Royalties		3,069	4,781
Exploration		9,800	5,383
General and administrative		14,307	13,345
Depreciation, depletion and amortization		69,380	52,402
Total expenses		203,631	173,621

Other (income) expense
Interest expense		582	5,542
Loss on Term Loan extinguishment	9	—	4,359
Arrangement fee		—	2,090
Accretion expense	11	1,103	924
Other income		(766)	(222)
Foreign exchange (gain)		(2,348)	(607)
Total other (income) loss		(1,429)	12,086

Income before taxes		109,522	63,487
Income tax (expense) recovery		(37,306)	15,097
Net Income		72,216	78,584

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF OWNERS’ CAPITAL

(In thousands of United States dollars)

	Capital		Accumulated
	Contributions	Paid-in Capital	Deficit	Total
Balance at December 31, 2020	$271,368	$16,366	$(164,122)	$123,612
Contributions	269,270	—	—	269,270
Costs paid by investor	—	2,004	—	2,004
Net income	—	—	78,584	78,584
Balance at December 31, 2021	$540,638	$18,370	$(85,538)	$473,470
Dividends		—	(55,000)	(55,000)
Costs paid by investor	—	(184)	—	(184)
Net income	—	—	72,216	72,216
Balance at December 31, 2022	$540,638	$18,186	$(68,322)	$490,502

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands of United States dollars)

		Twelve Months Ended December 31,
	Notes	2022	2021
Cash flows from operating activities:
Net income		$72,216	$78,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization		69,368	51,969
Accretion		1,103	924
Asset retirement obligation		—	1,620
Arrangement fee		—	2,090
Deferred taxes		21,013	(16,051)
Unrealized (gain) loss on foreign currency rate change		(4,434)	1,519
Term Loan closing fee	9	—	1,585
Loss on Term Loan extinguishment	9	—	2,775
Other		(174)	347

Changes in operating assets and liabilities:
VAT receivable		23,986	2,077
Receivables		(15,393)	(7,275)
Inventories		(353)	(2,055)
Unearned revenue		(1,714)	(1,562)
Other current assets		661	(1,918)
Income tax receivable		(27,039)	—
Accounts payable and other accrued liabilities		17,990	5,318
Payables to related parties		183	(109)
Other		(39)	(51)
Net cash provided by operating activities		157,374	119,787

Cash flows from investing activities:
Mine development		(44,934)	(58,125)
Purchase of property, plant and equipment		(37,018)	(20,052)
Materials and supplies inventory		(327)	(868)
Net cash used by investing activities		(82,279)	(79,045)

Cash flows from financing activities:
Capital contributions		—	207,209
Equipment loan payments		(5,439)	(7,040)
Working Capital Facility extinguishment	9	—	(60,000)
Term Loan closing fee	9	—	(1,585)
Term Loan payment	9	—	(15,913)
Term Loan retirement	9	—	(144,809)
Partner dividends		(55,000)	—
Net cash used by financing activities		(60,439)	(22,138)

Net increase in cash and cash equivalents		14,656	18,604
Cash and cash equivalents, beginning of period		20,280	1,676
Cash and cash equivalents, end of period		$34,936	$20,280
Interest paid		$236	$6,189

Supplemental disclosure of noncash transactions:
Conversion of term loan to equity		$—	$62,061
Materials and supplies included in accrued liabilities		$202	$2,177
Mine development costs included in accrued liabilities		$3,427	$6,191
Property, plant and equipment included in accrued liabilities		$2,648	$943
Recognition of Right of Use Asset and Lease Liability		$328	$—

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(In thousands of United States dollars)

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

Mine development

Mine development costs incurred subsequent to initial establishment of CLG’s proven and probable mineral reserves in early January 2017 were capitalized as mine development assets until September 1, 2019 when the CLG achieved commercial production. Subsequent to September 1, 2019, costs incurred to further develop the mine including the building of access ways, ventilation shafts, lateral access, drifts, ramps and other infrastructure are capitalized to mine development assets. Upon the commencement of production, capitalized costs are charged to operations as depletion expense using the units-of-production method in the period the applicable mineral reserves are processed over the estimated proven and probable mineral reserve tonnes directly benefiting from the capital expenditures. The Los Gatos Technical Report dated November 10, 2022, provides an update to the estimated mineral reserves and mineral resources since the technical report issued in 2020, which was applied starting in the fourth quarter of 2021.

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

Impairment of long-lived assets

Long-lived assets, such as mine development, property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the LGJV first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2022, there was no indicator of impairment at the LGJV; therefore, an impairment test was not required.

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

Revenue recognition

The LGJV generates revenue by selling silver-bearing lead and zinc concentrates. Concentrate sales are initially recorded based on the provisional sales prices, net of estimated treatment and refining charges, when it satisfies the performance obligation of transferring control of the concentrate to the customer. Concentrate revenue is initially recorded on a provisional basis based on historical prices and provisional assays. Final settlement is based on the final assays and an applicable price as determined by the quotational period at the time of sale, typically one to four months. Market changes in the prices of metals between the delivery and final settlement dates will result in provisional adjustments to revenues related to previously recorded sales of concentrate.

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

Recently issued accounting standards

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02 which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. These changes become effective for the LGJV’s fiscal year beginning January 1, 2022, and interim periods within the year ended December 31, 2022. The LGJV assessed the standard and recognized a right-in-use asset and a corresponding lease liability related to its office lease.

In December 2019, ASU No. 2019-12 was issued to simplify accounting for income taxes. This update is effective in fiscal years, beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and early adoption is permitted. The LGJV concluded that the adoption of ASU 2019-12 did not have a material impact on our financial position and results of operations.

3.Revenue

The LGJV’s concentrate sales for the year ended December 31, are summarized below:

	2022	2021
Lead Concentrate	$226,494	$196,413
Zinc Concentrate	95,794	72,862
Treatment and refining charges and penalties	(21,871)	(21,619)
Subtotal	300,417	247,656
Provisional revenue adjustments	11,307	1,538
Revenue	$311,724	$249,194

Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement.

As silver, zinc and lead can be sold through numerous market traders worldwide, the LGJV is not economically dependent on a limited number of customers for the sale of its products. As of December 31, 2022, our total accounts receivable was concentrated with the following customers: Customer 1 (74%), Customer 2 (11%), and Customer 3 (11%). The LGJV enters into contracts with institutions management deems credit worthy. The Company does not anticipate non-performance by any of its counterparties.

4.Inventories

The LGJV’s inventories as of December 31, are summarized below:

	2022	2021
Ore stockpiles	$843	$777
Concentrate stockpiles	941	1,308
Material & supplies	9,758	8,977
	$11,542	$11,062

5.Other Current Assets

The LGJV’s other current assets as of December 31, are summarized below:

	2022	2021
Prepaid expenses	$4,027	$4,169
Deposits and other	111	346
Total other current assets	$4,138	$4,515

6.Property, Plant and Equipment, net

The LGJV’s property, plant and equipment as of December 31, are summarized below:

	2022	2021
Mineral properties	$853	$853
Plant & equipment	112,456	72,574
Land	14,422	14,422
Infrastructure & improvements	168,007	169,756
Furniture, fixtures & computers	779	609
Right of use asset	328	—
Property, plant & equipment at cost	296,845	258,214
Less accumulated amortization	(98,245)	(67,318)
Property, plant & equipment, net	$198,600	$190,896

Included in property plant and equipment is a Mexico head office lease of $328 with the term until January 30, 2024.

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

La Cuesta International S.A. de C.V. (La Cuesta)

The LGJV is required to pay a production royalty of a) 2% net smelter return on production from the concession until all payments reach $10,000 and b) 0.5% net smelter return on production from the concession after total payments have reached $10,000 and c) 0.5% net smelter return on production from other property within a one-kilometer boundary of the Los Gatos concession. After total payments reach $15,000, the Los Gatos concession ownership will be transferred to the LGJV. The agreement has no expiration date; however, the LGJV may terminate the agreement upon a 30-day notice. The agreement was revised in 2019 to allow a portion of production royalty payments to be deferred. Under the terms of the revised agreement, the LGJV was to pay $500 quarterly through 2021, while incurring interest at 4.5% annually on the outstanding balance, with the balance of the production royalty due in the first quarter of 2022. The agreement was revised further in September 2021, which allowed for payment of the production royalty due and elimination of the interest on the unpaid portion of the production royalty. Following the payment of the balance due in September 2021, the LGJV made its first quarterly payment of the production royalty in October 2021. The LGJV paid $4,040 and $5,312 for this obligation in the years ended December 31, 2022 and 2021, respectively, resulting in $10,487 paid through December 31, 2022.

As of December 31, 2022, the LGJV’s minimum remaining production royalty obligation is summarized in the table below:

2023	100
2024	100
2025	100
2026	100
Thereafter	4,113
Total	$4,513

7.Accounts Payable and Other Accrued Liabilities

The LGJV’s accounts payable and other accrued liabilities as of December 31, are summarized below:

	2022	2021
Accounts payable	$18,042	$18,641
Accrued expenses	20,628	11,253
Accrued payroll & taxes	8,070	3,285
Total accounts payable and other accrued liabilities	$46,740	$33,179

8.Related-Party Transactions

Under the Unanimous Omnibus Partner Agreement, Gatos Silver provides certain management and administrative services to the LGJV. Certain expenses incurred by the owners on behalf of the LGJV are also reimbursed.

The LGJV incurred $5,000 for each of the years ended December 31, 2022 and 2021, for these services, and paid $5,417 and $5,367 to Gatos Silver for the years ended December 31, 2022 and 2021, respectively. The LGJV had payables under this agreement of $417 as of December 31, 2022.

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

10.Owners’ Capital

During 2021, Gatos Silver and Dowa, contributed $188,489 and $80,781, respectively, as owners’ capital to the LGJV to retire the WCF and Term Loan and for exploration activities. There were no contributions during the year ended December 31, 2022.

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

In 2018, the LGJV recognized an ARO related to the additional development work performed at the CLG. The LGJV estimated the present value of the estimated future cash flows required to reclaim the disturbed areas and perform any required monitoring. The LGJV used a discount rate and inflation rate of 7.5% and 3%, respectively, to calculate the present value. The Los Gatos Technical Report dated November 10, 2022, provides an update to the estimated mineral reserves and mineral resources since the technical report issued in 2020, which changed the expected timing of our asset retirement obligations. The revised estimate was applied starting in the fourth quarter of 2021.

The following table summarizes activity in the LGJV’s ARO as of December 31:

	2022	2021
Balance, beginning of period	$14,706	$12,162
Additions	—	1,620
Accretion expense	1,103	924
Balance, end of period	$15,809	$14,706

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

Financial Assets and Liabilities

At December 31, 2022, the LGJV’s financial instruments consist of cash and cash equivalents, receivables, other current assets, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate fair value due to their short maturities and are classified within Level 1 of the fair value hierarchy.

The LGJV’s debt obligations as of December 31, 2022 and 2021, consist of equipment loans and are classified within Level 2 of the fair value hierarchy. The carrying value of the equipment loans approximate fair value as the liability is secured by the underlying equipment, guaranteed by Gatos Silver, and lacks significant credit concerns. The fair value as of December 31, 2022 and 2021, was $480 and $6,011, respectively.

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

14.Equipment Loans

During 2021 and 2020, the LGJV Entities entered into equipment loan agreements, with repayment over four years at interest rates ranging from 5.76% to 8.67%, to finance a portion of mining equipment purchases. As of December 31, 2022, and 2021, the LGJV had outstanding loans of $480 and $6,025, respectively, net of unamortized debt discount of $3 and $14, respectively. For the years ended December 31, 2022, and 2021, the LGJV incurred $480 and $738 of interest on these loans, respectively. Gatos Silver has guaranteed the payment of all obligations, including accrued interest, under the equipment loan agreements.

15.Income Taxes

The combined income before taxes in Mexico was $109,522 and $63,487 for the years ended December 31, 2022 and 2021, respectively. The combined current and deferred income tax for the years ended December 31, 2022 and 2021, were expense of $37,306 and benefit of $15,097, respectively. The current and deferred income tax expense (benefit) for the years ended December 31, 2022 and 2021 comprise deferred tax expense of $19,586 and current tax expense of $17,720, and deferred tax benefit of $(16,051) and current tax expense of $954, respectively.

A reconciliation of the actual income tax expense (benefit) and the tax computed by applying the Mexico federal rate (30%) to the loss before taxes for the year ended December 31, is as follows:

	2022	2021
Tax provision from continuing operations	$32,856	$19,046
Nondeductible Expenses	(2,267)	3,605
Change in Valuation Allowance	6,047	(36,367)
Deferred Mexico Mining Tax	(93)	(200)
Current Mexico Mining Tax	2,190	954
NOL inflation adjustment	(1,427)	(2,135)
Total income and mining tax expense (benefit)	$37,306	$(15,097)

The net operating loss (NOL) inflation rate adjustment relates to historical net operating loss carryforwards in Mexico from 2012 to 2020. These historical carryforwards have been inflation-adjusted based upon an inflation factor published by the central bank of Mexico, as any inflationary adjustment will impact the LGJV’s basis in the net operating losses during the carryforward period.

A summary of the components of the deferred tax assets (liabilities) for the year ended December 31, is as follows:

	2022	2021
Deferred tax assets
Accrued expenses	$4,777	$3,798
Deferred Revenue	—	514
Fixed assets	10,591	8,399
Reclamation obligations	4,744	4,412
Operating loss carryforward	8,335	19,956
Deferred Mexico Mining Tax	293	200
Valuation allowances	(4,744)	(4,412)
	$23,996	$32,867
Deferred tax liabilities
Asset Retirement Costs	$(2,686)	$(2,956)
Unbilled Revenue	(6,869)	(691)
Exploration and Development	(14,643)	(10,562)
Prepaid expenses	(1,152)	(1,251)
	$(25,350)	$(15,460)
Deferred income tax assets (liabilities)	$(1,354)	$17,407

As of December 31, 2022, The Company’s deferred tax assets primarily consist of net operating losses, and accrued expenses not currently deductible. Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Based upon the level of taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of the asset retirement obligation deferred tax asset of $4,744 and thus has recorded a full valuation allowance against this deferred tax asset.

The change in the deferred tax asset in the year of $18,760 includes a deferred tax expense of $19,586 and foreign currency translation of $826.

At December 31, 2022 the LGJV had $24,185 of net operating loss carryforwards in Mexico (net of inflation adjustments) which expire at various dates through 2031.

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

As of December 31, 2022, the Company has not recognized any increases or decreases in unrecognized tax benefits, as it is more likely than not that all tax positions have a high probability of being upheld by the taxing authorities. The Company recognizes penalties and accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented.

16.Subsequent Events

There are no events or transactions requiring recognition or disclosure in these combined financial statements through June 26, 2023 the date which the financial statements were issued.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by Item 9 was previously reported on our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 20, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting described below.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the identification of the material weaknesses discussed below.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our review of the internal control structure related to the preparation of the financial statements for the fiscal year ended December 31, 2021, we identified the following material weaknesses in our internal controls over financial reporting, which remain unremedied as of December 31, 2022:

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

In connection with our review of the internal control structure related to the preparation of the restated financial statements for the fiscal year ended December 31, 2021, we have identified the following additional material weaknesses in our internal controls over financial reporting:

●	We failed to design and maintain effective controls over accounting for current and deferred taxes. This material weakness resulted in a material misstatement of our previously issued financial statements for the year ended December 31, 2021. Specifically, the financial statements of the LGJV at December 31, 2021 did not accurately reflect the current and deferred tax assets and liabilities at December 31, 2021 which resulted in an overstatement of the current income tax expense. Consequently, the impairment of investment in affiliates and the investment in affiliates and the equity income in affiliates were also not accurately presented in the Company’s financial statements at December 31, 2021.
●	We did not have adequate technical accounting expertise to ensure that complex accounting matters such as the impact of the priority distribution payment due to our joint venture partner and the impairment charge was recognized in accordance with GAAP. This material weakness resulted in a material misstatement of our previously issued financial statement for the year ended December 31, 2021. The financial statements did not accurately reflect the investment in affiliates and the equity income in affiliates. Additionally, this caused the impairment of the investment in affiliates to be misstated.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022, that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information

In connection with Mr. van Niekerk’s appointment as the Company’s Chief Financial Officer, the Company issued an offer letter that was accepted by Mr. van Niekerk (the “Offer Letter”), the material terms of which were described in the Company’s Current Report on Form 8-K filed on June 28, 2022, and incorporated by reference herein. As contemplated thereby, on May [ ], 2023, Mr. van Niekerk entered into a definitive Employment Agreement with Gatos Silver Canada Corp., a wholly-owned subsidiary of the Company, with material terms that are substantially consistent with those of the Offer Letter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Board of Directors

The board of directors of the Company (the “Board”) consists of eight directors. Information about each of our directors can be found below. Directors serve until their successor is duly elected and qualified, or until their earlier death, resignation or removal. Each director has served continuously since the date of his or her appointment.

Janice Stairs, 63, has served as a member of our Board since October 2019, including as Chair of the Board since October 2020 and as Lead Director of our Board from January 2020 to October 2020. In addition to our Board, Ms. Stairs also serves on the board of directors of Trilogy Metals Inc. and Marathon Gold Corporation. Ms. Stairs has more than 30 years of experience in the resources sector. From 2011 until 2019, Ms. Stairs served as general counsel and corporate secretary at Namibia Critical Metals Inc. Previously, Ms. Stairs served as general counsel at Endeavour Mining Corporation, as vice president and general counsel at Etruscan Resources Inc., and as partner at the law firm McInnes Cooper (formerly Patterson Palmer). In addition, Ms. Stairs has served on the board of directors of Gabriel Resources Ltd., Namibia Critical Metals Inc., AuRico Gold Inc. and AuRico Metals Inc. Ms. Stairs holds an LL.B. from Dalhousie University and an M.B.A. from Queen’s University. Ms. Stairs is a resident of Halifax, Nova Scotia. We believe that Ms. Stairs’ academic training in law and business and her extensive experience in the resources sector make her a valuable addition to our Board.

Dale Andres, 54, has served as our Chief Executive Officer and as a member of our Board since April 2022. In addition to our Board, Mr. Andres serves on the board of directors of Artemis Gold Inc. Mr. Andres joined the Company in June 2021 and previously served as President before being appointed to the CEO position. Mr. Andres has more than 30 years of executive and operations management experience in the resource industry. From June 2016 to March 2021, Mr. Andres served as Senior Vice President, Base Metals at Teck Resources Limited responsible for both the Copper and Zinc business units globally, and previously served at Teck as Senior Vice President, Copper; as Vice President, Copper Strategy and North American Operations; as Vice President, Gold and International Mining; and as General Manager, Underground Mines. Mr. Andres holds a Bachelor’s Degree in Mining Engineering from Queen’s University in Kingston, Ontario, and a Graduate Diploma in Business Administration from Simon Fraser University in Burnaby, British Columbia. We believe that Mr. Andres’ extensive experience in the resources sector make him a valuable addition to our Board.

Ali Erfan, 58, has served as a member of our Board since May 2019. In addition to our Board, Mr. Erfan serves on the board of directors of Electrum Ltd., Augustus Ltd., Gabriel Resources Ltd., Sunshine Silver Mining & Refining Corporation and Minera Adularia International Ltd. Mr. Erfan was a board member of Reebonz Holding Limited until July 2019. Mr. Erfan has more than 20 years of experience in senior roles in the venture capital and private equity industry. Since 2007, Mr. Erfan has served as a director of The Electrum Group, a privately held global natural resources investment management company, and since 2017, Mr. Erfan has served as vice chairman of The Electrum Group. Previously, Mr. Erfan served as a senior partner at 3i Group, Plc. Mr. Erfan founded the Cogito Scholarship Foundation, a U.K. charity. Mr. Erfan holds an M.B.A. from the London Business School and a B.A. and an M.A. in Politics, Philosophy and Economics from Oxford University. Mr. Erfan is a resident of Monaco. We believe that Mr. Erfan’s extensive experience in finance and our industry makes him a valuable addition to our Board.

Igor Gonzales, 68, has served as a member of our Board since June 2020. In addition to our Board, Mr. Gonzales serves on the board of directors of Hudbay Minerals Inc. and Harte Gold Corp. Mr. Gonzales has more than 30 years of experience in the mining industry. Since June 2020, Mr. Gonzales has served as the chief operating officer at Appian Capital Advisory, a leading investment advisor in the metals and mining industry. From June 2017 to May 2020, Mr. Gonzales served as the president and chief executive officer at Sierra Metals Inc. From November 2014 to April 2017, Mr. Gonzales served as the chief operating officer at Compañia de Minas Buenaventura. Previously, Mr. Gonzales served as the executive vice president and chief operating officer at Barrick Gold Corporation and in various roles with Southern Peru Copper Corporation. In addition, Mr. Gonzales has served on the board of directors of Compañia de Minas Buenaventura and Cia Minera El Brocal. Mr. Gonzales holds a B.S. in Chemical Engineering from the University of San Antonio Abad in Cusco, Peru, and an M.S. in Extractive Metallurgy from the New Mexico Institute of Mining and Technology, where he was a Fulbright Scholar. Mr. Gonzales is a resident of Lima, Peru. We believe that Mr. Gonzales’ extensive experience in our industry makes him a valuable addition to our Board.

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

Charles Hansard, 74, has served as a member of our Board since October 2020. In addition to our Board, Mr. Hansard also serves on the board of directors of Baker Steel Resources Trust Limited, Electrum Limited and JJJ Moore Ltd. He previously served on the Board of Moore Global Investors Ltd. from 1996 until 2020. Mr. Hansard has more than 25 years of experience in corporate governance at the board of directors level. Mr. Hansard served as the chairman of African Platinum Plc, which he led through reorganization and feasibility prior to its acquisition by Impala Platinum Ltd. and has served on the board of directors of AIG Asset Management (Europe) Ltd., Apex Silver Mines Limited and Deutsche Global Liquidity PLC. Mr. Hansard holds a B.B.S. from Trinity College Dublin. Mr. Hansard is a resident of London, U.K. We believe that Mr. Hansard’s extensive experience in corporate governance makes him a valuable addition to our Board.

Daniel Muñiz Quintanilla, 50, has served as a member of our Board since April 2021. In addition to our Board, Mr. Muñiz serves on the board of directors of Hudbay Minerals Inc. and Brookfield Infrastructure Partners. Mr. Muñiz is a highly accomplished mining executive whose previous experience includes a 12-year tenure with Grupo Mexico, SAB de CV and its subsidiaries, Americas Mining Corp. and Southern Copper Corp., where he served in a variety of leadership roles, including Managing Director (CEO) and Chief Financial Officer. Mr. Muñiz holds a Master’s Degree in Financial Law from Georgetown University Law Center in Washington D.C., a Master’s Degree in Business Administration from Instituto de Empresa in Madrid, Spain, and a Law Degree from the Universidad Iberoamericana in Mexico City, Mexico. Mr. Muñiz is a resident of Mexico City, Mexico. We believe that Mr. Muñiz’s experience in the mining industry makes him a valuable addition to our Board.

David Peat, 70, has served as a member of our Board since September 2011. In addition to our Board, Mr. Peat also serves on the board of directors of Nickel Creek Platinum Corp. and Elevation Gold Mining Corporation. Mr. Peat has more than 35 years of experience in financial leadership in support of mining corporations. Mr. Peat previously served as vice president and chief financial officer at Frontera Copper Corporation, as vice president and global controller at Newmont Mining Corporation and as vice president of finance and chief financial officer at Homestake Mining Company. In addition, Mr. Peat has served on the board of directors of Gabriel Resources Ltd., Electrum Special Acquisition Corporation, AQM Copper Inc., Fortune Bay Corp. and Brigus Gold Corp. Mr. Peat is a member of the Institute of Chartered Professional Accountants of Ontario. Mr. Peat holds a B.Com., Honors in Business Administration from the University of Windsor and a B.A. in Economics from the University of Western Ontario. Mr. Peat is a resident of Fernandina Beach, Florida. We believe that Mr. Peat’s academic training in business and economics and his extensive experience in corporate finance and accounting make him a valuable addition to our Board.

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

Anthony Scott, 46, has served as our Senior Vice President, Corporate Development and Technical Services since November 2022. Previously Mr. Scott was our Vice President of Evaluations and Technical Services from January 2022. Mr. Scott has more than 20 years of experience in the resource industry. Prior to joining the Company, from August 2014 to January 2022, Mr. Scott worked for Macquarie Metals and Energy Capital (Canada) Ltd, a subsidiary of Macquarie Group Limited. From July 2016 to January 2022 at Macquarie he held the position of Managing Director within the Mining Finance group. His responsibility in this role was to perform technical due diligence on operating or development mining companies for the purpose of providing debt finance or derivatives to those organizations. Prior to joining Macquarie, Mr. Scott was employed as Director, Long Term Asset Planning and as Manager, Reserve Evaluations at Teck Resources Limited; and as a geologist in multiple positions at Teck Resources Limited, Placer Dome Gold, and Kalgoorlie Consolidated Gold Mines. Mr. Scott holds a Bachelor’s Degree in Mining Geology Engineering from Curtin University, Western Australia School of Mines.

Stephen Bodley, 55, has served as our General Counsel and Chief Compliance Officer since October 2022. Mr. Bodley has more than 30 years of legal and business leadership experience in resources and other industries. Mr. Bodley served as the Chief Legal Officer of Aleafia Health Inc, from September 2021 to October 2022. From September 2017 to September 2021, Mr. Bodley was the President and CEO of Minmurph Inc. and Minmurph Consulting Limited., business and legal consulting firms focused primarily on the resource industry. Previously, Mr. Bodley was the Chief Legal Officer of Ma’aden and Sherritt International, large international mining companies, and held senior legal and business positions at the North American subsidiaries of Centrica plc, a large UK-based energy company, including as the Head of Mergers and Acquisitions. Mr. Bodley started his career at Blakes, a leading Canadian business law firm, and was partner of the firm before he moved to industry. Mr. Bodley holds a Juris Doctor/LLB degree from Osgoode Hall Law School and is licensed to practice law in the Province of Ontario, Canada.

Luis Felipe Huerta, 52, has served as our Vice President Mexico since October 2020 and previously served as our Project Director of the Cerro Los Gatos Mine from 2015 to 2020. Mr. Huerta has more than 25 years of project management experience in the mining industry. From 2012 to 2014, Mr. Huerta served as project manager at Continental Gold Inc. Previously, Mr. Huerta served as project manager at Fortuna Silver Mines Inc. and as project superintendent at Compañía Minera Milpo. Mr. Huerta holds a Bachelor’s in Engineering Science and a Master’s in Project Management from ESAN Graduate School of Business. Mr. Huerta is a resident of Chihuahua, Mexico.

Nicolas Vachon, 52, has served as our Vice President, Finance since May 2022. Mr. Vachon has more than 20 years of financial and corporate development experience in the mining industry. Previously, Mr. Vachon held several senior positions at Teck Resources Limited from 2006 to 2022 in the corporate finance, treasury and corporate development areas including serving as Director and Finance Business Partner for the Technology and Innovation group focused on business transformation. Prior to that, he held financial management and engineering positions with Placer Dome Inc. and Golder Associates. Mr. Vachon holds Bachelor of Applied Science (Geological Engineering) from Laval University and Master of Engineering degree and an MBA from the University of British Columbia.

James Woeller, 35, has served as our Vice President, Corporate Development and Business Improvement since July 2022. Mr. Woeller has more than 10 years of progressive experience in the mining industry. Previously, and from 2011, Mr. Woeller served as Director, Strategy and Business Analysis; as Business Development Manager; and in various strategic, commercial, financial planning and corporate development roles at Teck Resources Limited. Mr. Woeller holds a Bachelor of Applied Science (Mining) from Queen’s University and a Master of Science in Mineral Economics from the Colorado School of Mines. Mr. Woeller holds a Chartered Financial Analyst designation.

Relationships

There are no family relationships between any director or executive officer.

Section 16(a) Reports

Our directors, executive officers, and owners of more than 10% of our common stock must file reports with the SEC under Section 16(a) of the Exchange Act regarding their ownership of and transactions in our common stock and securities related to our common stock. Based solely upon a review of these reports filed electronically with the SEC and certain written representations provided to us by such persons, we believe that all reports required to be filed by our directors, executive officers and holders of more than 10% of our common stock pursuant to Section 16(a) of the Exchange Act during 2022 were filed on a timely basis.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and all employees, including our Chief Executive Officer and Chief Financial Officer. Our Code of Business Conduct and Ethics is available on our website at https://investor.gatossilver.com/governance/governance-documents/default.aspx. We intend to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics by posting such information on our website.

Board Committees

Our Board has the following four committees: Audit Committee; Compensation and Nominating Committee; Executive Committee and Technical, Safety and Sustainability Committee. Our Board has adopted charters for each of these committees. Charters for our Audit Committee, our Compensation and Nominating Committee and our Technical, Safety and Sustainability Committee are available on our website at https://investor.gatossilver.com/governance/governance-documents/default.aspx.

Current committee memberships are as follows:

	Compensation and		Technical, Safety and
Audit Committee	Nominating Committee	Executive Committee	Sustainability Committee
David Peat*	Karl Hanneman*	Janice Stairs*	Igor Gonzales*
Janice Stairs	Ali Erfan	Dale Andres	Daniel Muñiz Quintanilla
Charles Hansard	Igor Gonzales		Karl Hanneman
Dale Andres
*	Committee Chair

Audit Committee

Our Audit Committee met seven times during 2022. Our Audit Committee is responsible for, among other things: approving the engagement of our independent public auditor and the scope of the audit to be undertaken by such auditor; reviewing with management and the independent auditor the financial information to be included in our Annual Reports on Form 10-K; reviewing with management and the independent auditor the financial information to be included in our Quarterly Reports on Form 10-Q; and reviewing all proposed related party transactions for the purpose of recommending to the disinterested members of the Board that any such transaction should be ratified and approved.

The Board has determined that all members of our Audit Committee are independent directors under SEC and NYSE rules applicable to audit committee members. Additionally, the Board has determined that (i) Mr. Peat qualifies as an “audit committee financial expert” as defined under the rules of the SEC and (ii) each member of our Audit Committee is financially literate as specified in the rules of the NYSE.

Compensation and Nominating Committee

Our Compensation and Nominating Committee met six times during 2022. Our Compensation and Nominating Committee is responsible for, among other things: recommending and advising the independent directors of the Board with respect to the compensation for our Chief Executive Officer; recommending and advising the Board with respect to the compensation of directors and other executive officers; making recommendations to the Board regarding the establishment and terms of our employee equity-based incentive plans and administering such plans; identifying and recommending director nominees for approval by the Board; developing and recommending to the Board corporate governance principles applicable to the Company; and overseeing the annual evaluation of the Board’s performance.

The Board has determined that all members of our Compensation and Nominating Committee are independent directors under SEC and NYSE rules applicable to compensation committee members. Additionally, the Board has determined that each member of our Compensation and Nominating Committee meets the non-employee director requirements of Rule 16b-3 under the Exchange Act.

Our Compensation and Nominating Committee has primary responsibility for determining our compensation programs for executive officers and directors. In evaluating the level of executive officer and director compensation, our Compensation and Nominating Committee takes into consideration advice from its consultant, which in 2022 was FW Cook, and recommendations from the Chief Executive Officer (other than with respect to the Chief Executive Officer’s compensation). The Compensation and Nominating Committee has reviewed the engagement of FW Cook and has determined that its services to the Committee do not raise a conflict of interest. At the request of the Compensation and Nominating Committee, the Company has retained FW Cook, which reports directly to the Compensation and Nominating Committee without management influence.

Our Compensation and Nominating Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the committee.

Executive Committee

Our Executive Committee met informally throughout 2022. Subject to certain limitations, our Executive Committee has the responsibility and authority (i) to take any action referred to the Committee by the Board, and (ii) to take action required to be taken by the Board in emergency situations where there is insufficient time or opportunity to convene the full Board.

Technical, Safety and Sustainability Committee

Our Technical, Safety and Sustainability Committee met nine times during 2022. Our Technical, Safety and Sustainability Committee is responsible for the review of our mineral resources and reserve reporting, technical performance, environmental, health and safety performance, security, and community and sustainability performance.

Item 11.Executive Compensation

Our named executive officers (“NEOs”), which consist of our current and former chief executive officers, the two other most highly compensated executive officers in 2022 who were serving as executive officers at the end of 2022 and one executive officer for whom disclosure is provided but who was not serving as an executive officer at the end of 2022, are:

•	Dale Andres, Chief Executive Officer (current);
•	Anthony Scott, Senior Vice President Corporate Development and Technical Services;
●	Luis Felipe Huerta, Vice President, Mexico;
•	Stephen Orr, former Chief Executive Officer(1) (until April 7, 2022); and
•	Rodrigo Monroy, former General Counsel(2) (until November 30, 2022)
(1)	Mr. Orr was the Company’s Chief Executive Officer through April 7, 2022. We appointed our then President, Dale Andres, as our Chief Executive Officer, effective April 7, 2022.
(2)

Mr. Monroy was the Company’s General Counsel through November 30, 2022. We appointed Stephen Bodley, as our General Counsel and Chief Compliance Officer, effective such date. Mr. Bodley’s employment commenced October 16, 2022.

Summary Compensation Table

The table below summarizes the total compensation earned by each NEO in fiscal years ended December 31, 2022 and 2021.

						Annual
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
NEO	Year	($)	($)	($)(1)(9)	($)(2)(9)	($)(3)	($)(4)	($)
Dale Andres(5)	2022	629,874	—	—	—	824,255	48,403	1,502,532
Chief Executive Officer	2021	335,417	—	338,578	4,286,450	402,500	29,841	5,392,786

Anthony Scott (6)	2022	322,390	650,000	—	582,533	258,459	35,156	1,848,538
SVP Corporate Development and Technical Services	2021	—	—	—	—	—	—	—

Luis Felipe Huerta	2022	260,000	—	—	—	192,000	75,471	547,109
Vice President, Mexico	2021	260,000	—	90,439	185,413	75,444	76,435	660,731

Stephen Orr(2)(7)	2022	191,450	—	—	—	—	—	191,450
Former Chief Executive Officer	2021	619,000	—	473,953	962,382	—	—	2,055,335

Rodrigo Monroy(8)	2022	275,000	—	—	—	165,000	359,649	799,649
Former General Counsel	2021	225,000	100,000	112,907	915,946	75,500	13,500	1,442,853
(1)	Represents the grant date fair value of performance share unit awards granted to the NEOs in 2021, assuming target performance at 100% payout based on the 55th percentile relative TSR versus the constituents of the GDXJ and determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The grant date fair value of performance share unit awards assuming maximum performance was (i) for Mr. Orr, $947,905 (which have now been forfeited), (ii) Mr. Andres, $677,156, (iii) Mr. Huerta, $180,878, and (iv) Mr. Monroy $225,814 (comprised of 7,940 units, of which 5,417 units have now been forfeited). For additional information, see “—Performance Share Units” below. Additionally, see Note 8 in our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for a discussion of assumptions used for computing the fair value of stock awards.
(2)	Represents the grant date fair value of stock options granted to the NEOs in 2021 and 2022, determined in accordance with FASB ASC Topic 718. For additional information, see “—Stock Option Grants” below. Additionally, see Note 7 in our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for a discussion of assumptions used for computing the fair value of stock option award grants.
(3)	Represents performance-based cash bonuses under our Annual Incentive Plan with respect of service in 2021 and 2022. For additional information, see “—Annual Incentive Plan” below.
(4)	For each NEO, represents employer contributions to the NEO’s 401(k) and Registered Retirement Savings Plan (“RRSP”) accounts. In addition, for Mr. Andres, “All Other Compensation” includes $19,691 in health benefits. For Mr. Huerta, “All Other Compensation” consists of housing and education costs. For Mr. Monroy, "All Other Compensation” includes the payments made to him following his termination of employment other than the payment of an annual bonus for 2022 which is included in “Non-Equity Incentive Plan Compensation.” For additional information regarding Mr. Monroy’s termination-related payments, see “–Executive Employment Agreements – Employment Agreement with Mr. Monroy.”
(5)	Mr. Andres joined the Company on June 1, 2021.
(6)	Mr. Scott joined the Company on January 10, 2022. For an explanation of the bonus payment to Mr. Scott see “Executive Employment Agreements – Employment Agreement with Mr. Scott.”
(7)	Mr. Orr retired on April 7, 2022.
(8)	Mr. Monroy’s employment with the Company was terminated without cause on November 30, 2022.

(9)	No stock awards or option awards have been granted since the announcement on January 25, 2022, of our conclusion that there were errors in the technical report for the Cerro Los Gatos Mine with an effective date of July 1, 2020, as well as indications that there may be an overestimation in the existing resource model. Pursuant to the Management Cease Trade Orders, and the related Undertaking, granted by the Ontario Securities Commission (the “MCTO”) we were prohibited from issuing to or acquiring securities from an insider or employee, except in accordance with pre-existing legally binding obligations to do so. To ensure appropriate compensation of our executives and our non-executive directors in respect of this period, we anticipate that equity awards will be granted if and when determined appropriate by our Board following the filing of our 2022 Annual Report on Form 10-K and the lifting of the MCTO.

Executive Employment Agreements

Employment Agreement with Mr. Andres

We entered into an employment agreement with Mr. Andres, dated as of June 1, 2021, and he commenced employment as our President and Chief Executive Officer for the Company’s wholly owned Mexican subsidiary, Minera Luz del Sol S. de R.L. de C.V. (“MLS”), effective as of June 1, 2021. Effective April 7, 2022, Mr. Andres was named Chief Executive Officer of the Company. On August 1, 2022, Mr. Andres commenced employment with our wholly owned subsidiary Gatos Silver Canada Corp. (“GSCC”), and effective as of such date, Mr. Andres entered into a new Executive Employment Agreement.

Base Salary. Effective June 1, 2021, Mr. Andres received an annual base salary of $575,000, and effective April 1, 2022, Mr. Andres received an annual base salary of $650,000, which is subject to review on an annual basis and may be adjusted in accordance with the procedures set forth by our Compensation and Nominating Committee.

Annual Bonus. Mr. Andres is eligible to participate in an annual incentive plan pursuant to which his target bonus is 100% of his base salary upon achievement by him and the Company of certain targets determined by our Board based on the recommendation of our Compensation and Nominating Committee. The amount of bonus paid (if any) in any given year is determined by our Board based on the recommendation of our Compensation and Nominating Committee depending on the actual performance of the Company and Mr. Andres as determined by our Board based upon the recommendation of our Compensation and Nominating Committee. See “—Annual Incentive Plan.”

Stock Options. Mr. Andres is eligible to receive equity awards under our compensation programs. See “—Stock Option Grants.”

Registered Retirement Savings Plan. Mr. Andres is eligible to receive a Company match of RRSP contributions of up to 3% of base salary, plus an additional contribution by the Company of 6% of base salary.

Benefits and Perquisites. Mr. Andres is entitled to participate in the various employee benefits plans that are, from time to time, made generally available to our employees.

Confidentiality, Non-Solicitation and Non-Compete. Mr. Andres has agreed to maintain the confidentiality of our information and not to use or allow or help another to use or access such information at any time during or after his employment with us. During the term of his employment and for a period of 12 months after termination, Mr. Andres has also agreed not to solicit any of our employees, consultants or service providers. For a period of 12 months after termination (and for 24 months after termination in certain circumstances), Mr. Andres has also agreed and not to work or share Executive's knowledge, directly or indirectly, in whole or in part, as an employee, officer, owner, manager, advisor, consultant, agent, partner, director, significant shareholder, volunteer, intern for any other business entity engaged in silver mining and extraction in Mexico.

Termination and Change in Control. Payments and benefits to which Mr. Andres will be entitled upon termination of his employment, whether or not in connection with a change in control, are discussed below under “—Potential Payments Upon Termination or Change in Control.”

Employment Agreement with Mr. Scott

We entered into an employment agreement with Mr. Scott, dated November 8, 2021. He commenced his employment as Vice President Evaluations and Technical Services on January 10, 2022. He has been our Senior Vice President Corporate Development and Technical Services since October 16, 2022. Mr. Scott is employed by GSCC.

Base Salary. Until October 16, 2022 Mr. Scott received a base salary of $325,000. From and after October 16, 2022, Mr. Scott receives an annual base salary of $350,000, which is subject to review on an annual basis and may be adjusted in accordance with the procedures set forth by our Compensation and Nominating Committee.

Annual Bonus. Mr. Scott is eligible to participate in a bonus plan pursuant to which his current target bonus is 70% of his base salary upon achievement by him and the Company of certain targets determined by our Compensation and Nominating Committee. The amount of bonus paid (if any) in any given year is determined by our Board based on the recommendation of our Compensation and Nominating Committee depending on the actual performance of the Company and Mr. Scott as determined by our Board based upon the recommendation of our Compensation and Nominating Committee. See “—Annual Incentive Plan.”

Sign-On Bonus. As an inducement for Mr. Scott to join the Company, Mr. Scott received a one-time sign-on bonus of $650,000 which was paid in three tranches in January, March and September, 2022.

Stock Options. Mr. Scott is eligible to receive equity awards under our compensation programs. See “—Stock Option Grants.”

Registered Retirement Savings Plan. Mr. Scott is eligible to receive a Company match of RRSP contributions of up to 3% of base salary, plus an additional contribution by the Company of 6% of base salary.

Benefits and Perquisites. Mr. Scott is entitled to participate in the various employee benefits plans that are available to our executive officers.

Confidentiality, Non-Solicitation and Non-Compete. Mr. Scott has agreed to maintain the confidentiality of our information and not to use or allow or help another to use or access such information at any time during or after his employment with us. During the term of his employment and for a period of 12 months after termination, Mr. Scott has also agreed not to solicit any of our employees, consultants or service providers. For a period of 12 months after termination, Mr. Scott has also agreed and not to work or share Executive's knowledge, directly or indirectly, in whole or in part, as an employee, officer, owner, manager, advisor, consultant, agent, partner, director, significant shareholder, volunteer, intern for any other business entity engaged in silver mining and extraction in Mexico.

Termination and Change in Control. Payments and benefits to which Mr. Scott will be entitled upon termination of his employment, whether or not in connection with a change in control, are discussed below under “—Potential Payments upon Termination or Change in Control.”

Employment Agreement with Mr. Huerta

An employment agreement was entered into with Mr. Huerta, dated April 22, 2015, whereby Mr. Huerta was employed by the Company’s wholly-owned Mexican subsidiary starting May 15, 2015. His initial position was as Project Director, Los Gatos Project. Mr. Huerta’s employment agreement has been modified by mutual agreement over his tenure. Mr. Huerta is currently employed by the Company’s wholly-owned subsidiary, MLS. His current title is Vice President, Mexico.

Base Salary. Mr. Huerta receives an annual base salary of $260,000, which is subject to review on an annual basis and may be adjusted in accordance with the procedures set forth by our Compensation and Nominating Committee.

Annual Bonus. Mr. Huerta is eligible to participate in a bonus plan pursuant to which his current target bonus is 60% of his base salary upon achievement by him and the Company of certain targets determined by our Compensation and Nominating Committee. The amount of bonus paid (if any) in any given year is determined by our Board of Directors based on the recommendation of our Compensation and Nominating Committee depending on the actual performance of the Company and Mr. Huerta as determined by our Board of Directors based upon the recommendation of our Compensation and Nominating Committee. See “—Annual Incentive Plan.”

Stock Options. Mr. Huerta is eligible to receive equity awards under our compensation programs. See “—Stock Option Grants.”

Benefits and Perquisites. Mr. Huerta is entitled to participate in the various employee benefits plans that are available to our executive officers.

Confidentiality. Mr. Huerta has agreed to maintain the confidentiality of our information and not to use or allow or help another to use or access such information at any time during or after his employment with us for a period of three years.

Termination and Change in Control. Payments and benefits to which Mr. Huerta will be entitled upon termination of his employment, whether or not in connection with a change in control, are discussed below under “—Potential Payments Upon Termination or Change in Control.”

Employment Agreement with Mr. Orr

We entered into an employment agreement with Mr. Orr, dated as of May 3, 2011. He commenced employment as our Executive Chairman effective as of May 4, 2011, and was our Chief Executive Officer from June 2011 until his retirement as Chief Executive Officer and as a member of our Board effective April 7, 2022.

Base Salary. Effective January 1, 2020, Mr. Orr received an annual base salary of $619,000, which was subject to review on an annual basis and subject to adjustment in accordance with the procedures set forth by our Compensation and Nominating Committee.

Annual Bonus. Mr. Orr was eligible to participate in a bonus plan pursuant to which his target bonus was 100% of his base salary upon achievement by him and the Company of certain targets determined by our Board based on the recommendation of the Compensation and Nominating Committee. The amount of bonus attainment in any given year was determined by our Board based on the recommendation of Compensation and Nominating Committee, and the amount of annual bonus actually paid (if any) depended on the actual performance of the Company and Mr. Orr as determined by our Compensation and Nominating Committee. See “—Annual Incentive Plan.”

Stock Options. Mr. Orr was eligible to receive equity awards under our compensation programs. See “—Stock Option Grants.”

Benefits and Perquisites. Mr. Orr was entitled to participate in the various employee benefits plans that were from time to time, made generally available to our employees.

Confidentiality and Non-Solicitation. Mr. Orr agreed to maintain the confidentiality of our information and not to use or allow or help another to use or access such information at any time during or after his employment with us. Mr. Orr also agreed not to solicit any of our employees, consultants or service providers during his employment and for one year after termination of his employment.

Termination and Change in Control. Mr. Orr retired from his position as Chief Executive Officer and member of our Board, effective April 7, 2022. Mr. Orr did not receive additional payments of benefits in connection with his retirement, as discussed in more detail below under “—Potential Payments Upon Termination or Change in Control.”

Employment Agreement with Mr. Monroy

The Company entered into an agreement with Mr. Monroy dated February 8, 2021. He commenced employment as our General Counsel effective as of April 1, 2021.

Base Salary. Effective April 1, 2021, Mr. Monroy received an annual base salary of $300,000, which was subject to review on an annual basis and subject to adjustment in accordance with the procedures set forth by our Compensation and Nominating Committee.

Annual Bonus. Mr. Monroy was eligible to participate in a bonus plan pursuant to which his target bonus was 60% of his base salary with a maximum of up to 100% of his base salary, upon achievement by him and the Company of certain targets determined by our Board based on the recommendation of the Compensation and Nominating Committee. The amount of bonus attainment in any given year was determined by our Board based on the recommendation of Compensation and Nominating Committee, and the amount of annual bonus actually paid (if any) depended on the actual performance of the Company and Mr. Monroy as determined by our Compensation and Nominating Committee. See “—Annual Incentive Plan.”

Stock Options. Mr. Monroy was eligible to receive equity awards under our compensation programs. See “—Stock Option Grants.”

Benefits and Perquisites. Mr. Monroy was entitled to participate in the various employee benefits plans that were from time to time, made generally available to our employees.

Confidentiality and Non-Solicitation. Mr. Monroy agreed to maintain the confidentiality of our information and not to use or allow or help another to use or access such information at any time during or after his employment with us. Mr. Monroy also agreed not to solicit any of our employees, consultants or service providers during his employment and for one year after termination of his employment.

Termination and Change in Control. Mr. Monroy's employment was terminated without cause effective November 30, 2022. Mr. Monroy was paid accrued salary and other obligations as of that date, a prorated award of performance share units, a severance payment equal to twelve months of his base salary ($300,000), $43,149 in lieu of continued health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, a prorated bonus for 2022 of $165,000 and the opportunity to receive Company-paid outplacement assistance. Stock options previously granted to Mr. Monroy vested upon his termination and became immediately exercisable, in accordance with their terms.

Stock Option Grants

On May 14, 2021, we granted stock option awards to Mr. Monroy. The number of shares of our common stock underlying these options granted are detailed in the following table. These stock option awards vest ratably over a three-year period, beginning on the first anniversary of the grant. These stock option awards each have an exercise price of $12.03 per share, which is equal to the fair market value of a share of common stock on the grant date.

NEO	Option Shares
Rodrigo Monroy	100,000

On June 22, 2021, we granted Mr. Andres stock option awards following commencement of employment and as a one-time sign on option. The number of shares of our common stock underlying these options granted is detailed in the following table. The sign on options vest in three equal tranches, the first of which vested immediately, and the remainder on the first and second anniversaries of employment with the Company. The other stock option awards vest ratably over a three-year period, beginning on the first anniversary of the grant. These stock option awards each have an exercise price of $18.03 per share, which is equal to the fair market value of a share of common stock on the grant date.

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

NEO	Option Shares
Dale Andres	117,000
Luis Felipe Huerta	31,500
Stephen Orr	163,500
Rodrigo Monroy	39,000

Upon Mr. Orr’s retirement, all unvested options terminated immediately and all vested options terminated 30 days following the date of his separation. Upon Mr. Monroy’s departure from the Company, all unvested options vested immediately and will terminate 180 days following the date of his separation.

On January 18, 2022, we granted Mr. Scott stock option awards following commencement of employment. The number of shares of our common stock underlying these options granted is detailed in the following table. The options vest ratably over a three-year period, beginning on the first anniversary of the grant. These stock option awards each have an exercise price of $10.28 per share, which is equal to the fair market value of a share of common stock on the grant date.

NEO	Option Shares
Anthony Scott	100,000

Performance Share Units

On December 17, 2021, we granted performance share unit awards to key employees, including our NEOs, in recognition of services performed in fiscal year 2021. The number of shares of our common stock underlying these performance share units (“PSU”) granted to our NEOs are detailed in the following table, assuming target performance at 100%. The performance share units are based on the Company’s total shareholder return (“TSR”) relative to a peer group over a three-year performance period beginning on December 13, 2021 and ending on December 13, 2024. The number of performance share units awarded can range from 0% to 200% of the initial award granted, depending on the TSR percentile rank of the Company relative to the peer group, and are payable in common stock or cash, at the Company’s discretion, at the end of their performance period. These performance share units each have a grant date value of $14.22 per share. Upon Mr. Orr’s retirement, his PSUs were automatically forfeited. Upon Mr. Monroy’s departure from the company, 2,523 pro-rata PSUs remain upon his termination and 5,417 PSUs were forfeited.

NEO	Performance Share Units
Dale Andres	23,810
Luis Felipe Huerta	6,360
Stephen Orr	33,330
Rodrigo Monroy	7,940

Long Term Incentive Plan

We have adopted the Amended and Restated Long Term Incentive Plan (“LTIP”), which allows us to grant a range of equity-based awards to our NEOs, other employees, consultants and non-employee directors. The purpose of the LTIP is to recognize the contributions made by our employees, consultants and directors, and to provide these individuals with an additional incentive to use maximum efforts for the future success of the Company. All stock options granted to Messrs. Andres, Scott, Huerta, Orr and Monroy as disclosed above, were granted under the LTIP.

Annual Incentive Plan

We have adopted the Annual Incentive Plan (“AIP”), under which our NEOs and other employees are eligible to receive annual cash bonuses. The purpose of the plan is to incentivize our executives and other employees to attain annual performance objectives, thereby furthering our best interests and those of our shareholders.

With respect to the fiscal year ended December 31, 2021, each of our then service NEOs was eligible for an annual cash bonus under the AIP; however, it was determined by our Compensation and Nominating Committee that Mr. Andres, Mr. Huerta and Mr. Monroy were the only NEOs who would receive a cash bonus. With respect to the fiscal year ended December 31, 2022, our Compensation and Nominating Committee approved milestones related to health and safety at the Cerro Los Gatos (“CLG”) mine, CLG sustainability, CLG operational performance, CLG financial performance, strategic performance for the Los Gatos Joint Venture, and corporate performance of the Company, which were weighted and used to determine the Company’s portion of bonus payouts to the NEOs. The level of achievement of the Company performance milestones, as well as an assessment of individual performance, were used by our Compensation and Nominating Committee to determine the actual recommended bonus payouts as a percentage of the target bonus.  With respect to the fiscal year ended December 31, 2022, Mr. Monroy received a prorated annual bonus pursuant to the terms of his separation agreement, Mr. Orr retired from the Company effective April 7, 2022, and did not receive an annual bonus and our Compensation and Nominating Committee determined to provide cash bonuses to Mr. Andres, Mr. Scott and Mr. Huerta.

2022 Outstanding Equity Awards at Fiscal Year-End

The table below provides information on the equity awards held by the NEOs as of December 31, 2022. Mr. Orr did not hold any equity awards as of December 31, 2022 as, upon his retirement, all unvested options and performance share units were forfeited and terminated immediately and all vested options terminated 30 days following the date of his separation.

	Option Awards						Stock Awards
									Equity
									Incentive		Equity
									Plan		Incentive Plan
							Number	Market	Awards:		Awards:
							of	value of	Number of		Market or
							shares	shares	unearned		payout value
	Number of		Number of				or units	or units	shares, units		of unearned
	Securities		Securities				of stock	of stock	or other		shares, units
	Underlying		Underlying		Option	Option	that	that	rights that		or other rights
	Unexercised		Unexercised		Exercise	Expiration	have not	have not	have not		that have not
	Options		Options		Price	Date	vested	vested	vested		vested
	(#)		(#)		($)		(#)	($)	(#)		($)
Name and Principal Position	Exercisable		Unexercisable
Dale Andres	133,334		66,667	(1)	18.03	6/22/2031	—	—	23,810	(4)	97,383	(5)
	50,000		100,000	(2)	18.03	6/22/2031
	39,000		78,000	(3)	10.47	12/27/2031

Anthony Scott	—		100,000	(6)	10.28	01/18/32	—	—	—		—

Luis Felipe Huerta	20,200		—	(7)	9.00	12/05/2027	—	—	6,360	(4)	26,012	(5)
	33,000		—	(8)	12.00	05/03/2029	—	—	—		—
	22,000		11,000	(9)	12.00	01/20/2030	—	—	—		—
	63,333		31,667	(10)	7.00	10/27/2030	—	—	—		—
	10,500		21,000	(11)	10.47	12/27/2031	—	—	—		—

Rodrigo Monroy	100,000	(12)	—		12.03	05/30/2023	—	—	2,523	(4)	10,319	(5)
	39,000	(12)	—		10.47	05/30/2023	—	—
(1)	The options listed here were granted on June 22, 2021, with one third vesting immediately and the remainder vesting ratably on each of the first two anniversaries following June 1, 2021.
(2)	The options listed here were granted on June 22, 2021, and vest ratably on each of the first three anniversaries following June 1, 2021.
(3)	The options listed here were granted on December 27, 2021, and vest ratably on each of the first three anniversaries following the grant date.
(4)	The PSUs listed here were granted on December 17, 2021, and vest following a three-year performance period. PSUs are reported assuming target performance at 100% payout for the 55th percentile relative TSR versus constituents of the GDXJ.
(5)	Valuations are based on $4.09 per share, the closing price of our common stock on December 31, 2022.
(6)	The options listed here were granted on January 18, 2022, and vest ratably on each of the first three anniversaries following the grant date.
(7)	The options listed here were granted on December 6, 2017, and are fully vested.
(8)	The options listed here were granted on May 3, 2019, and are fully vested.
(9)	The options listed here were granted on January 20, 2020, and vest ratably on each of the first three anniversaries following the grant date.

(10)	The options listed here were granted on January 20, 2020, and vest ratably on each of the first three anniversaries following the grant date.
(11)	The options listed here were granted on December 27, 2021, and vest ratably on each of the first three anniversaries following the grant date.
(12)	The options listed were granted on May 14 and December 27, 2021, and vested upon Mr. Monroy’s termination on November 30, 2022.

Potential Payments Upon Termination or Change in Control

Below we describe the payments and benefits to which each NEO will be entitled to under his employment agreement if his employment is terminated (i) by us without “cause” by him for “good reason” or “disability” (without a “change in control”), (ii) by us without cause or by him for good reason within one year of a change in control or (iii) due to death or “disability” (in the case of Mr. Huerta) (such terms as defined in the applicable employment agreement).

Mr. Andres

Termination without Cause, for Good Reason or for Disability. If we terminate Mr. Andres’ employment without cause, Mr. Andres voluntarily terminates his employment for good reason or he becomes disabled, he is entitled to: (i) accrued annual salary to the date of termination (ii) 24 months of base salary plus his target annual bonus for 24 months, payable in a lump sum, (iii) if he timely elects continuation coverage the Company would also pay, on his behalf, the portion of monthly premiums for his benefits that the Company paid immediately prior to the date of termination, during the 12 month period following the date of termination, subject to his continued eligibility for coverage provided that he would continue to be required to pay that portion of the premium for the coverage that he was required to pay as an active employee immediately prior to the date of termination and (iv) the 200,000 options granted at the commencement of his employment would, to the extent unvested, vest at the date of termination and be exercisable for a period of one year from the date of termination, and the 150,000 options granted at the date of the commencement of his employment would, to the extent unvested, immediately vest, and such 150,000 options, together with all other vested options would remain exercisable until the earlier of (x) the date 180 calendar days following termination of employment or (y) the expiration of the original option.

Termination without Cause or for Good Reason in Connection with a Change in Control. If there is a change in control and (a) within one year following the change in control Mr. Andres’ employment is terminated without cause or Mr. Andres voluntarily terminates his employment for good reason or (b) within six months preceding the change in control Mr. Andres’ employment is terminated without cause and such termination occurred in anticipation of such change in control, he is entitled to (i) accrued annual salary and target annual bonus to the date of termination (ii) 24 months of base salary plus his target annual bonus for 24 months (iii) if he timely elects continuation coverage the Company would also pay, on his behalf, the portion of monthly premiums for his benefits that the Company paid immediately prior to the date of termination, during the 12 month period following the date of termination, subject to his continued eligibility for coverage provided that he would continue to be required to pay that portion of the premium for the coverage that he was required to pay as an active employee immediately prior to the date of termination and (iv) the 200,000 options granted at the commencement of his employment would, to the extent unvested, vest at the date of termination and be exercisable for a period of one year from the date of termination, and the 150,000 options granted at the date of the commencement of his employment, to the extent unvested, would immediately vest, and such options, together with all other vested options would remain exercisable until the earlier of (x) the date 180 calendar days following termination of employment or (y) the expiration of the original option.

Death. If Mr. Andres’ employment is terminated due to death, his estate shall be entitled to be paid his accrued salary and bonus.

Mr. Scott

Termination without Cause, for Good Reason or for Disability. If we terminate Mr. Scott’s employment without cause, Mr. Scott voluntarily terminates his employment for good reason or he becomes disabled, he is entitled to: (i) accrued annual salary to the date of termination (ii) 12 months of base salary plus his target annual bonus for 12 months, payable in a lump sum, (iii) if he timely elected continuation coverage the Company would also pay, on his behalf, the portion of monthly premiums for his benefits that the Company paid immediately prior to the date of termination, during the 12 month period following the date of termination, subject to his continued eligibility for coverage provided that he would continue to be required to pay that portion of the premium for the coverage that he was required to pay as an active employee immediately prior to the date of termination.

Termination without Cause or for Good Reason in Connection with a Change in Control. If there is a change in control and (a) within one year following the change in control Mr. Scott’s employment is terminated without cause or Mr. Scott voluntarily terminates his employment for good reason or (b) within six months preceding the change in control we terminate Mr. Scott’s employment without cause and such termination occurred in anticipation of such change in control, he is entitled to (i) accrued annual salary and target annual bonus to the date of termination (ii) 24 months of base salary plus his target annual bonus for 24 months and (iii) if he timely elects continuation coverage the Company would also pay, on his behalf, the portion of monthly premiums for his benefits that the Company paid immediately prior to the date of termination, during the 12 month period following the date of termination, subject to his continued eligibility for coverage provided that he would continue to be required to pay that portion of the premium for the coverage that he was required to pay as an active employee immediately prior to the date of termination

Death. If Mr. Scott’s employment is terminated due to death, his estate shall be entitled to be paid his accrued salary and bonus.

Mr. Huerta

Termination without Cause or for Good Reason. If we terminate Mr. Huerta’s employment without cause (as defined under Mexican employment law), he is entitled to: (i) accrued annual salary and bonus to the date of termination and (ii) twelve months of base salary, payable in a lump sum, (iii) continuation of group, medical, dental and vision insurance benefits, subject to any restrictions or limitations imposed by the Company’s insurers during the twelve (12) month period following the date of termination, and (iv) the reasonable costs of repatriating to Peru.

Termination without Cause or for Good Reason in Connection with a Change in Control. If there is a change of control, Mr. Huerta’s entitlements described in the foregoing paragraph will apply.

Death or Disability. If Mr. Huerta’s employment is terminated due to death or disability, his estate or he, as applicable, will be entitled to such benefits as are provided pursuant to Mexican employment law.

Mr. Orr

Mr. Orr retired from his position of Chief Executive Officer and member of our Board effective April 7, 2022. Mr. Orr did not receive any payments or benefits in connection with his retirement.

Mr. Monroy

Mr. Monroy’s employment was terminated effective November 30, 2022 and he received the consideration described above. See - “Executive Employment Agreements – Employment Agreement with Mr. Monroy.”

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

Participants in the Deferred Compensation Plan are entitled to receive distribution of his or her deferred compensation account in either (i) a single lump sum distribution of cash or shares of our stock or (ii) annual installments of cash or shares of our stock over a period of not more than five (5) years after the date payment commences. All distributions under the Deferred Compensation Plan shall be made or shall commence, as the case may be, on the earlier of (i) the date designated in a participant’s deferral election form and (ii) the date that is six months and one day after the occurrence of (x) the participant’s termination of active service as a senior executive or non-employee director as applicable or (y) the date of the participant’s death; provided, however, that if a participant is a “specified employee” within the meaning of Internal Revenue Code Section 409A (“409A”), payment of any benefits under the Deferred Compensation Plan shall not commence until six months following a participant’s “separation from service” as such term is defined under Section 409A.

Stock Ownership Policy

Position	Stock Ownership Guideline
CEO	3x base salary
Other Executive Officers	1x base salary
Non-Employee Directors	3x base annual director cash retainer

Our Board believes that, in order to more closely align the interests of our executive officers and non-employee directors with the long-term interests of the Company’s stockholders, all executive officers and non-employee directors should maintain a minimum level of equity interests in the Company’s common stock. Accordingly, we have adopted minimum stock ownership guidelines for our executive officers and non-employee directors as shown in the table below. Executive officers and non-employee directors are subject to a five-year phase in period to meet the applicable ownership requirements, beginning from the later of (i) the date of the IPO; (ii) employment date or director appointment date; or (iii) promotion date. Shares, shares in trust, shares in 401k plans, shares owned directly by family members, DSUs (as defined above), and restricted stock units count toward satisfying the guideline, even if unvested. Stock options do not count toward satisfying the guideline until exercised. The majority of our non-executive directors currently comply with the stock ownership guidelines. Most of our executive officers have served with the Company for less than 2 years, and we have not issued additional equity-based compensation since January 25, 2022. There have also been restrictions in place under the MCTO. As a result, none of our executive officers currently hold the minimum stock ownership contemplated by guidelines. Once all applicable restrictions are lifted, all individuals subject to the guidelines will be expected to meet or to be tracking towards meeting the guideline minimums within the five-year period.

Director Compensation

Each of our non-employee directors is entitled to receive the following compensation pursuant to our current director compensation policy, as applicable:

●	an annual retainer of $55,000 for service on the Board;
●	$1,500 for each committee meeting attended (whether in person or by telephone), provided that non-employee directors who travel intercontinentally from outside of North America to attend a Board or committee meeting in person are entitled to receive an additional $2,500;
●	an annual retainer of $10,000 for service as the chair of our Audit Committee or as the chair of our Compensation and Nominating Committee;
●	an annual retainer of $4,000 for service as the chair of any other standing committee of the Board; and
●	an annual retainer of $55,000 for service as our non-executive Chairperson of the Board.

All such compensation will be paid in cash quarterly in arrears. Each non-employee director may also elect to receive DSUs in lieu of the cash retainer. DSUs are vested upon grant and settle upon a director’s cessation of continuous service.

Pursuant to our current director compensation policy, it is intended that at each annual meeting of shareholders, each non-employee director be granted an annual equity grant under the LTIP with a fair market value of $90,000. The grant value is intended to be split evenly between stock options and DSUs. Accordingly, on June 14, 2021, our Compensation and Nominating Committee and our Board approved an annual equity grant for 2021 under the LTIP for the period July 1, 2021 to May 31, 2022, with a fair market value of $82,500 (based on an 11-month period), consisting of 50% stock options and 50% DSUs. As noted above, we have not awarded any equity-incentive compensation since January 25, 2022 and, as a result, there were no DSU grants in 2022.

Directors are permitted to defer all or a portion of their compensation under the Deferred Compensation Plan, pursuant to which our directors will be able to defer their annual retainers and receive such deferred retainers in cash or in shares of our common stock. The director compensation policies described above do not apply to our employee directors, including Mr. Andres and Mr. Orr (whose compensation is set forth above under “—Summary Compensation Table”).

The table below sets forth information concerning compensation of our non-employee directors in 2022 and 2021:

		Fees Earned or	Stock	Option
		Paid in Cash	Awards	Awards	Total
		($)	($)(1)(3)	($)(3)	($)
Janice Stairs	2022	61,500	—	Nil	61,500
	2021	58,000	213,807	41,247	313,054

Ali Erfan	2022	61,000	—	Nil	61,000
	2021	62,500	158,254	41,247	262,001

Igor Gonzales	2022	Nil	—	Nil	Nil
	2021	68,000	142,272	41,247	251,519

Karl Hanneman	2022	43,000	—	Nil	43,000
	2021	74,000	160,390	41,247	275,637

Charles Hansard	2022	65,500	—	Nil	65,500
	2021	61,000	90,953	83,289	235,242

Igor Levental(2)	2022	13,750	—	Nil	13,750
	2021	29,000	184,212	41,247	254,459

David Peat	2022	37,750	—	Nil	37,750
	2021	76,500	162,527	41,247	280,274

Daniel Muñiz Quintanilla	2022	72,000	—	Nil	72,000
	2021	47,250	52,500	52,740	152,490
(1)	DSU awards for Board members electing to receive DSUs in lieu of the cash retainer for the period October 1, 2021 through December 31, 2022, are expected to be granted in 2023 when determined appropriate by our Board following the filing of our 2022 Annual Report on Form 10-K and the lifting of the MCTO. The values of the 2022 Stock Awards that are expected to be granted in 2023 are as follows: Ms. Stairs, $61,500; Mr. Erfan, $Nil; Mr. Gonzales, $80,000; Mr. Hanneman, $43,000; Mr. Hansard, $Nil; Mr. Levental, $13,750; Mr. Peat, $37,750; Mr. Muñiz Quintanilla, $Nil.
(2)	Mr. Levental passed away in June 2022.
(3)	At December 31, 2022, Ms. Stairs holds 27,263 stock options and 19,548 DSUs; Mr. Erfan holds 27,263 stock options and 16,219 DSUs; Mr. Gonzales holds 24,680 stock options and 12,420 DSUs; Mr. Hanneman holds 42,763 stock options and 18,016 DSUs; Mr. Hansard holds 10,138 stock options and 6,497 DSUs; Mr. Levental holds 27,263 stock options and 18,825 DSUs; Mr. Peat holds 112,033 stock options and 52,141 DSUs; Mr. Muñiz Quintanilla holds 5,505 stock options and 3,131 DSUs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information regarding the beneficial ownership of our common stock as of June 21, 2023 by:

●	each person or group who is known by us to own beneficially more than 5% of our common stock;
●	each member of our Board and director nominee;

●	each of our named executive officers; and
●	all members of our Board and our executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock of which a person has the right to acquire beneficial ownership at any time within 60 days of June 21, 2023 are deemed outstanding and beneficially owned by the person for the purpose of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

The percentage of common stock beneficially owned in the table is based on 69,162,223 shares of common stock outstanding as of June 21, 2023.

Unless otherwise indicated, the address for each holder listed below is c/o Gatos Silver, Inc., Suite 910 – 925 West Georgia Street, Vancouver, BC V6C 3L2.

		Percentage of
		Shares of
	Shares of	Common Stock
	Common Stock	Beneficially
Name	Beneficially Owned	Owned
Greater than 5% stockholders
Electrum(1):
Electrum Silver US LLC	17,894,672	25.9%
Electrum Silver US II LLC	4,109,704	5.9%
Total	22,004,376	31.8%
Municipal Employees’ Retirement System of Michigan(2)	6,216,192	9.0%
FMR LLC(3)	8,922,196	12.9%
Directors and current NEOs
Janice Stairs(5)(6)(8)	56,811	*
Ali Erfan(4)(5)(6)	125,744	*
Igor Gonzales(5)(6)	37,100	*
Karl Hanneman(5)(6)(9)	78,334	*
Charles Hansard(5)(6)	16,635	*
David Peat(5)(6)(10)	161,497	*
Daniel Muñiz Quintanilla(5)(6)	8,636	*
Dale Andres(5)	289,000	*
Anthony Scott	33,333	*
Luis Felipe Huerta	212,700	*
Former NEOs
Stephen Orr(7)(11)	157,783	*
Current directors and executive officers as a group (14 persons)	1,019,790	1.5%
*	Represents beneficial ownership of less than 1%.
(1)	The securities reported are based on a Schedule 13G/A filed on February 11, 2022 by Electrum Silver US LLC (“ESUS”), Electrum Strategic Management LLC (“ESM”), Electrum Global Holdings L.P. (“Global Holdco”), TEG Global GP Ltd. (“TEG Global”), The Electrum Group LLC (“TEG”), Electrum Silver US II LLC (“ESUS II”), Electrum Strategic Opportunities Fund II L.P. (“ESOF II”), Electrum Strategic Opportunities Fund II GP L.P. (“ESOF II GP L.P.”) and ESOF II GP Ltd. (“ESOF II GP”) (for the purposes of this section, collectively, “Electrum”). Mr. Erfan is Vice Chairman of TEG.

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

The address of the Electrum entities is 535 Madison Avenue, 12th Floor, New York, New York 10022.

(2)	The securities reported are based on a Schedule 13G filed on February 16, 2021, by the Municipal Employees’ Retirement System of Michigan and represents (i) 6,205,259 shares of our common stock held by MERS and (ii) 38,750 shares of our common stock issuable upon exercise of options that are vested or vest within 60 days of June 21, 2023. The address of MERS is 1134 Municipal Way, Lansing, Michigan 48917.
(3)	The securities reported are based on a Schedule 13G/A filed on February 9, 2023, by FMR LLC. FMR LLC has sole voting power with respect to 8,922,196 shares and sole investment power with respect to 8,922,196 shares. Abigail P. Johnson, a Director, the Chairman and the Chief Executive Officer of FMR LLC, has sole investment power with respect to 8,922,196 shares. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company LLC (“FMR Co. LLC”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(4)	Holdings include 82,262 shares of our common stock held by Ajami Associates Limited, which is owned and controlled by Mr. Erfan. The address of Ajami Associates Limited is c/o Sphere Management (Mauritius) Limited, 6th Floor, Suite 619, Port Louis, Mauritius. Mr. Erfan disclaims beneficial ownership of shares of our common stock held by Electrum. See footnote (1).
(5)	Holdings include the following shares which may be acquired upon the exercise of options outstanding under the LTIP and exercisable within 60 days as of June 21, 2023: Janice Stairs — 27,263 shares; Ali Erfan — 27,263 shares; Igor Gonzales — 24,680 shares; Karl Hanneman — 42,763 shares; Charles Hansard — 10,138 shares; David Peat — 104,881 shares; Daniel Muñiz Quintanilla — 5,505 shares; Dale Andres — 289,000 shares; Anthony Scott — 33,333; Luis Felipe Huerta — 212,700 shares; and all current directors and executive officers as a group — 777,526 shares.
(6)	Holdings include the following shares which may be acquired upon departure from the Company by settlement of the DSUs outstanding under the LTIP within 60 days of June 21, 2023: Janice Stairs — 19,548 shares; Ali Erfan — 16,219 shares; Igor Gonzales — 12,420 shares; Karl Hanneman — 18,016 shares; Charles Hansard — 6,497 shares; David Peat — 52,141 shares; Daniel Muñiz Quintanilla — 3,131 shares; Rodrigo Monroy —nil; Anthony Scott — nil; Luis Felipe Huerta — nil; and all current directors and executive officers as a group — 127,972 shares.
(7)	Holdings include (i) 91,235 shares of our common stock held by Cast Management 401k Trust, in which Mr. Orr is a beneficiary and (ii) 66,548 shares of our common stock held by Mr. Orr’s spouse. The address of Cast Management 401k Trust is 30 N Gould St, Suite R, Sheridan, Wyoming 82801. Mr. Orr disclaims beneficial ownership of the shares held by his spouse.
(8)	Holdings include 10,000 shares of our common stock held directly by Ms. Stairs.
(9)	Holdings include 7,400 shares of our common stock held directly by Mr. Hanneman and 10,000 shares of our stock held by KNH Trust, which is controlled by Mr. Hanneman.
(10)	Holdings include 4,475 shares of our common stock held directly by Mr. Peat.
(11)	Mr. Orr departed from the Company effective April 7, 2022.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The following are summaries of transactions since January 1, 2022 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers, beneficial owners of more than five percent of our voting securities or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

Services Agreements

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

Under the Unanimous Omnibus Partner Agreement, we provide management and administrative services to the LGJV. The Company received $5.4 million and $1.25 million from the LGJV under this agreement for the year ended December 31, 2022 and the three months ended March 31, 2023, respectively. The Company had receivables under this agreement of $0.4 million and $0.4 million as of December 31, 2022 and March 31, 2023, respectively. The Company also incurred certain LGJV costs that are subsequently reimbursed by the LGJV.

Shareholders Agreement

In connection with our IPO, we entered into a shareholders agreement with Electrum and MERS pursuant to which Electrum and MERS have the right to nominate members of our Board. Electrum has the right to nominate: (a) a number of members of our Board that is one fewer than a majority of the Board following all nominations pursuant to such nomination right so long as Electrum beneficially owns in the aggregate at least 35% of the then outstanding shares of our common stock and (b) one member of our Board so long as Electrum beneficially owns in the aggregate (x) less than 35% of the then outstanding shares of our common stock and (y) at least 5% of the then outstanding shares of our common stock. MERS has the right to nominate one member of our Board for as long as it owns at least 5% of the then outstanding shares of our common stock. The nominees of Electrum and MERS will need to be approved by the Board of Directors and elected at the annual meeting of shareholders.

The shareholders agreement also provides that for so long as Electrum owns at least 35% of the then outstanding shares of our common stock, certain actions by us will require the approval of Electrum in addition to any other vote by our Board or shareholders. The actions requiring Electrum approval include:

●	change of control transactions,
●	the acquisition or sale of any asset or any joint venture investment in excess of $100 million,
●	the incurrence of indebtedness in excess of $100 million,
●	making any loan, advance or capital contribution in excess of $100 million,
●	equity issuances in excess of $100 million, and
●	dissolution, liquidation, reorganization or bankruptcy proceedings involving us or our material subsidiaries.

In addition, we have agreed to indemnify Electrum and MERS from any losses arising directly or indirectly out of Electrum’s and MERS’s actual, alleged or deemed control or ability to influence us or the actual or alleged act or omission of Electrum’s and MERS’s director nominees, including any act or omission in connection with this offering. If, for any reason our agreement to indemnify Electrum and MERS is unavailable or unenforceable, we will agree to make the maximum contribution to the payment and satisfaction of the indemnified liabilities permissible under applicable law.

Registration Rights Agreement

In connection with our IPO, we entered into a registration rights agreement with Electrum, MERS and substantially all our other existing shareholders prior to the IPO. Pursuant to the registration rights agreement, Electrum and MERS have the right to require us to file a registration statement under the Securities Act with respect to their shares. We will not be obligated to effect more than three demand registrations within a 12-month period. All shareholders under the registration rights agreement will be entitled to piggyback registration rights with respect to any registration initiated by us or another shareholder or shareholders after the consummation of our IPO and will continue to hold this right until they transfer their shares.

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

Item 14. Principal Accountant Fees and Services

Effective September 28, 2022, KPMG resigned as the Company’s independent registered public accounting firm. The Company’s Audit Committee and Board engaged EY to serve as the Company’s independent registered public accounting firm effective November 14, 2022.

The following table shows the fees billed by KPMG and EY for the years ended December 31, 2022 and December 31, 2021:

	2022	2021
Audit fees[1] - KPMG	$—	$1,412,703
Audit fees[1] - EY	955,000	600,000
Audit-related fees	—	—
Tax fees[2]	—	89,385
All other fees	—	—
Total	$955,000	$2,102,088
(1)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings.
(2)	Tax fees relate to professional services rendered relating to tax compliance and planning. Such services included corporate income tax return preparation and consultation on foreign tax matters. Such fees were billed by KPMG.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted a policy and procedures for the pre-approval of all audit and non-audit services to be rendered by our independent registered public accounting firm. Under the policy, our Audit Committee generally pre-approves specified services in defined categories up to specified amounts and limits the types of non-audit services that may be provided by the independent accountant. Our Audit Committee may delegate authority to the Chair of the Audit Committee or another member of our Audit Committee to pre-approve any proposed engagement of an independent accountant. However, any engagement of an independent accountant pre-approved as such must be reported to our Audit Committee at its next regularly scheduled meeting. All audit and non-audit services performed by our independent registered public accounting firm during the years ended December 31, 2021 and 2022, were pre-approved by our Audit Committee.

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

4.4*	Specimen Share Certificate of Gatos Silver, Inc.

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

10.2.1

Amended and Restated Revolving Credit Agreement, dated December 20, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch, as administrative agent, BMO Capital Markets, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 22, 2022)

10.3.1

Exploration, Exploitation and Unilateral Promise to Sell Agreement dated May 4, 2006 between La Cuesta International, S.A. de C.V. and Minera Plata Real, S.A. de C.V. (incorporated by reference to Exhibit 10.8.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.4.1#

Agreement dated July 15, 2019, between Ocean Partners USA. Inc. and Operaciones San Jose de Plata, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.9.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.4.2*	Amendment No.1, dated July 14, 2022, to the Zinc Offtake Agreement between Dowa Metals and Mining, Operaciones, and Ocean Partners USA, Inc. dated July 15, 2019

10.4.3#	Assignment, Assumption and Consent Agreement (Amendment No.1) between Dowa Metals and Mining, Operaciones, and Ocean Partners USA, Inc. dated July 14, 2022

10.5.1#

Cerro Los Gatos Lead Concentrate Sales Agreement dated April 14, 2019 between Operaciones San Jose de Plata, S. de R.L. de C.V. and Metagri S.A. de C.V. (incorporated by reference to Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.6

Leaching Plant Confirmation Agreement dated March 17, 2022, among Minera Plata Real, S.A. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Gatos Silver, Inc. and Dowa Metals & Mining Co., Ltd.

10.7.1†	Amended and Restated Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 30, 2020)

10.7.2†	Form of Executive Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.2 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.7.3†	Form of Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.3 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.7.4†	Form of DiSU Award Agreement (incorporated by reference to Exhibit 10.12.4 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.7.5†	Form of DSU Award Agreement (incorporated by reference to Exhibit 10.12.5 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.7.6†*	Form of PSU Award Agreement

10.8.1†	Annual Incentive Plan (incorporated by reference to Exhibit 10.13.1 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.9.1†	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.14.1 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.10.1†

Employment Agreement dated as of May 3, 2011 between Sunshine Silver Mining & Refining Corporation and Stephen Orr (incorporated by reference to Exhibit 10.15.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.10.2†*	Employment Agreement effective as of August 1, 2022, between Gatos Silver Canada Corp., Gatos Silver, Inc., as guarantor, and Dale Andres

10.10.3†*	Employment Agreement effective as of October 16, 2022, between Gatos Silver Canada Corp., Gatos Silver, Inc., as guarantor, and Tony Scott

10.10.4†*	Employment Agreement effective as of July 1, 2022 between Gatos Silver Canada Corp., Gatos Silver, Inc., as guarantor, and Andre van Niekerk

10.10.5†*	Employment Agreement effective as of April 1, 2021, between Gatos Silver, Inc. and Rodrigo Monroy

10.10.6†*	Separation Agreement & Full Waiver & Release of all Claims effective as of November 30, 2022, between Gatos Silver, Inc. and Rodrigo Monroy

10.10.7†*	Employment Offer dated April 22, 2015 by Sunshine Silver Mining & Refining Corporation, on behalf of its wholly-owned Mexican Subsidiary, and Luis Felipe Huerta

10.11.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18.1 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.12.1*

Wavier No. 4 to the Revolving Credit Agreement, dated April 12, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders, Bank of Montreal, Chicago Branch, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch, as administrative agent for and on behalf of the lenders (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed October 14, 2022).

10.12.2*

Wavier No. 5 to the Revolving Credit Agreement, dated April 12, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders, Bank of Montreal, Chicago Branch, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch, as administrative agent for and on behalf of the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 16, 2023)

10.12.3*

Wavier No. 6 to the Revolving Credit Agreement, dated April 12, 2022, among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time, Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders, Bank of Montreal, Chicago Branch, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch, as administrative agent for and on behalf of the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 07, 2023)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 1350 Certification

96.1	Cerro Los Gatos S-K 1300 Technical Report Summary, dated November 10, 2022 (incorporated by reference to Exhibit 96.1 of the Company’s Current Report on Form 8-K filed on November 14, 2022)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan or agreement
#	Portions of this exhibit have been omitted because they are both (i) not material and (ii) customarily and actually treated by the Company as private and confidential.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATOS SILVER, INC.
June 26, 2023	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dale Andres and André van Niekerk and each of them, their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Andres	Chief Executive Officer and Director (principal executive officer)	June 26, 2023
Dale Andres

/s/ André van Niekerk	Chief Financial Officer (principal financial officer and principal accounting officer)	June 26, 2023
André van Niekerk

/s/ Janice Stairs	Chair of the Board of Directors	June 26, 2023
Janice Stairs

/s/ Ali Erfan	Director	June 26, 2023
Ali Erfan

/s/ Igor Gonzales	Director	June 26, 2023
Igor Gonzales

/s/ Karl Hanneman	Director	June 26, 2023
Karl Hanneman

/s/ Charles Hansard	Director	June 26, 2023
Charles Hansard

/s/ David Peat	Director	June 26, 2023
David Peat

/s/ Daniel Muñiz Quintanilla	Director	June 26, 2023
Daniel Muñiz Quintanilla