Form 10-Q
period 2023-03-31
Gatos Silver, Inc.
filed 2023-06-28
CIK 1517006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The Company has 700,000,000 shares of common stock, par value $0.001, authorized of which 69,162,223 were issued and outstanding as of June 27, 2023.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GATOS SILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		March 31,	December 31,
	Notes	2023	2022
ASSETS
Current Assets
Cash and cash equivalents		$12,901	$17,004
Related party receivables	5	669	1,773
Other current assets	3	16,366	16,871
Total current assets		29,936	35,648
Non‑Current Assets
Investment in affiliates	12	352,844	347,793
Other non-current assets		50	60
Total Assets		$382,830	$383,501
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	4	$24,041	$26,358
Non-Current Liabilities
Credit Facility, net of debt issuance costs	10	8,689	8,661
Shareholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,162,223 shares outstanding as of March 31, 2023 and December 31, 2022		117	117
Paid‑in capital		547,897	547,114
Accumulated deficit		(197,914)	(198,749)
Total shareholders’ equity		350,100	348,482
Total Liabilities and Shareholders’ Equity		$382,830	$383,501

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		Three Months Ended
		March 31,
	Notes	2023	2022

Expenses
Exploration		$26	$110
General and administrative		5,536	6,777
Amortization		37	44
Total expenses		5,599	6,931

Other income
Equity income in affiliates	12	5,011	6,835
Other income	5	1,423	1,146
Net other income		6,434	7,981
Net income		$835	$1,050
Net income per share:	7
Basic		$0.01	$0.02
Diluted		$0.01	$0.02
Weighted average shares outstanding:
Basic		69,162,223	69,162,223
Diluted		69,309,019	69,309,019

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands of United States dollars, except for share amounts)

	Number		Amount
	Common	Treasury	Common	Treasury	Paid‑in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2022	69,162,223	—	$117	$—	$547,114	$(198,749)	$348,482
Stock‑based compensation	—	—	—	—	783	—	783
Net income	—	—	—	—	—	835	835
Balance at March 31, 2023	69,162,223	—	$117	$—	$547,897	$(197,914)	$350,100

	Number		Amount
	Common	Treasury	Common	Treasury	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2021	69,162,233	—	$117	$—	$544,383	$(213,278)	$331,222
Stock‑based compensation	—	—	—	—	1,482	—	1,482
Net income	—	—	—	—	—	1,050	1,050
Balance at March 31, 2022	69,162,233	—	$117	$—	$545,865	$(212,228)	$333,754

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of United States dollars)

		Three Months Ended
		March 31,
	Notes	2023	2022
OPERATING ACTIVITIES
Net income		$835	$1,050
Adjustments to reconcile net income to net cash used by operating activities:
Amortization		37	44
Stock‑based compensation expense	6	743	1,588
DSU compensation expense	6	—	64
Equity income in affiliates	12	(5,011)	(6,835)

Changes in operating assets and liabilities:
Receivables from related-parties		1,104	962
Accounts payable and other accrued liabilities		(2,289)	1,087
Other current assets		478	708
Net cash used by operating activities		(4,103)	(1,332)

INVESTING ACTIVITIES
Investment in affiliates		—	—
Net cash used by investing activities		—	—

FINANCING ACTIVITIES
Financing costs		—	—
Net cash provided by financing activities		—	—
Net decrease in cash and cash equivalents		(4,103)	(1,332)
Cash and cash equivalents, beginning of period		17,004	6,616
Cash and cash equivalents, end of period		12,901	5,284

Interest paid		$173	$102

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of United States dollars, except share and per share amounts)

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

The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which are necessary for a fair presentation for the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”).

2.	Summary of Significant Accounting Policies

Significant Accounting Policies

The consolidated financial statements for the year ended December 31, 2022, disclose those accounting policies considered significant in determining results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the 2022 10-K.

Recent Accounting Pronouncements

There have been no accounting pronouncements issued or adopted during the three months ended March 31, 2023, that have a material impact on the financial statements.

3.Other Current Assets

	March 31, 2023	December 31, 2022
Value added tax receivable	$786	$730
Prepaid expenses	2,359	2,890
Insurance proceeds receivable	13,100	13,100
Other	121	151
Total other current assets	$16,366	$16,871

Included in other current assets is a corporate head office lease of $95 with the term until January 30, 2024. The corresponding current and non-current lease liabilities of $95 and $10, respectively, are included in accounts payable, accrued and other liabilities. The insurance proceeds receivable represents the insurance payable by the Company’s insurers to claimants on behalf of the Company related to the settlement of the U.S. class action lawsuit. See footnote 10 – Commitments, Contingencies and Guarantees, for further discussion on the U.S. class action lawsuit and related settlement discussion.

4.Accounts Payable and Other Accrued Liabilities

	March 31, 2023	December 31, 2022
Accounts payable	$455	$586
Accrued expenses	1,404	2,761
Accrued compensation	1,087	1,889
Legal settlement payable	21,000	21,000
Lease liability	95	122
Total accounts payable and other current liabilities	$24,041	$26,358

5.Related-Party Transactions

LGJV

Under the Unanimous Omnibus Partner Agreement, the Company provides certain management and administrative services to the LGJV. The Company earned $1,250 and $1,250 under this agreement for the three months ended March 31, 2023 and 2022, respectively, which has been recorded on the statements of operations under other income. The Company received $1,250 and $1,667 in cash from the LGJV under this agreement for the three months ended March 31, 2023 and 2022, respectively. The Company had receivables under this agreement of $417 and $417 as of March 31, 2023, and December 31, 2022, respectively. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV.

6.Stockholders’ Equity

The Company is authorized to issue 700,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

Stock-Based Compensation

The Company recognized stock-based compensation expense as follows:

	Three months ended March 31,
	2023	2022
Stock options	$693	$1,448
Performance share units	50	140
	$743	$1,588

Stock Option Transactions

The Company granted no stock options during the three months ended March 31, 2023, and granted 100,000 stock options for three months ended March 31, 2022, with a weighted-average grant-date fair value per share of $5.83. No stock options were exercised in the three months ended March 31, 2023 and 2022.

Total unrecognized stock-based compensation expense as of March 31, 2023, was $1,802, which is expected to be recognized over a weighted average period of 1.4 years.

Stock option activity for the three months ended March 31, 2023, is summarized in the following tables:

		Weighted‑
		Average
Employee & Director Options	Shares	Exercise Price
Outstanding at December 31, 2022	1,701,530	$14.27
Forfeited	(55,760)	$27.66
Outstanding at March 31, 2023	1,645,770	$13.07
Vested at March 31, 2023	1,239,437	$11.86

		Weighted‑
		Average
LGJV Personnel Options	Shares	Exercise Price
Outstanding at December 31, 2022	32,393	$7.31
Outstanding and vested at March 31, 2023	32,393	$7.31

Performance Share Unit (“PSU”) Transactions

On December 17, 2021, 119,790 PSUs were granted to the Company’s employees with a weighted average grant date fair value per share of $14.22. During the year ended December 31, 2022, 71,480 PSUs were forfeited. At March 31, 2023, there were 48,310 PSUs outstanding. On March 31, 2023, unrecognized compensation expense related to the PSUs was $349, which is expected to be recognized over a weighted-average period of 1.7 years.

Deferred Stock Unit (“DSU”) Transactions

The following table summarizes the DSU activity for the three months ended March 31, 2023:

		Weighted-Average
		Grant Date Fair
Director DSUs	Shares	Value
Outstanding at December 31, 2022	146,796	$10.88
Outstanding at March 31, 2023	146,796	$10.88

7.Net Income per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly, except that weighted-average common shares are increased to reflect the potential dilution that would occur if stock options were exercised or PSUs and DSUs were converted into common stock. The dilutive effects are calculated using the treasury stock method.

For the three months ended March 31, 2023, all stock options outstanding have been excluded from the dilutive earnings per common share calculation as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect. Additionally, for the three months ended March 31, 2023 and 2022, all PSUs were excluded from the diluted earnings per common share calculation as the PSUs do not currently meet the criteria for issuance.

A reconciliation of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022, is as follows:

	Three Months Ended March 31,
	2023	2022

Net income	$835	$1,050

Weighted average shares:
Basic	69,162,223	69,162,223
Effect of dilutive DSUs	146,796	146,796
Diluted	69,309,019	69,309,019

Net income per share:
Basic	0.01	0.02
Diluted	0.01	0.02

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

Legal

On February 22, 2022, a purported Gatos stockholder filed a putative class action lawsuit in the United States District Court for the District of Colorado against the Company, certain of our former officers, and several directors. An amended complaint was filed on August 15, 2022. The amended complaint, allegedly brought on behalf of certain purchasers of Gatos common stock and certain traders of call and put options on Gatos common stock from December 9, 2020, through January 25, 2022, seeks, among other things, damages, costs, and expenses, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as well as Sections 11 and 15 of the Securities Act of 1933. The amended complaint alleges that certain individual defendants and Gatos, pursuant to the control and authority of the individual defendants, made false and misleading statements and/or omitted certain material information regarding the mineral resources and reserves at the Cerro Los Gatos mine. Gatos and all defendants filed a motion to dismiss this action on October 14, 2022. That motion was fully briefed as of December 23, 2022. On April 26, 2023, following a joint motion, the Court ordered that it will postpone a ruling on defendants’ motion to dismiss until on or after June 16, 2023.

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

By Notice of Action issued February 9, 2022 and subsequent Statement of Claim dated March 11, 2022 Izabela Przybylska commenced a putative class action against Gatos Silver, Inc. (“Gatos”), certain of its former officers and directors, and others in the Ontario Superior Court of Justice on behalf of a purported class of all persons or entities, wherever they may reside or be domiciled, who acquired securities of Gatos in both the primary and secondary markets during the period from October 28, 2020, until January 25, 2022. The action asserts claims under Canadian securities legislation and at common law and seeks unspecified monetary damages and other relief in respect of allegations the defendants made false and misleading statements and omitted material information regarding the mineral resources and reserves of Gatos. The plaintiff filed motion materials for leave to proceed in respect of her statutory claims and for class certification on March 3, 2023, which materials were amended and filed on May 1, 2023. The court has tentatively set dates in late March of 2024 for the hearing of the plaintiff’s motions.

There can be no assurance that any of the foregoing matters individually or in aggregate will not result in outcomes that are materially adverse for us.

Equipment Loan Agreements

The Company guarantees the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements. As of March 31, 2023, the LGJV had $311 outstanding under the LGJV equipment loan agreements, net of unamortized debt discount of $14, with maturity dates through August 2023.

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

Obligations under the Credit Facility may be accelerated upon the occurrence of certain customary events of default. The Company was in compliance with all covenants under the Credit Facility, as amended, as of March 31, 2023.

On December 19, 2022, the Company entered an amended and restated Credit Facility with certain Bank of Montreal affiliates (“BMO”) extending the maturity date and re-establishing a credit limit of $50,000, with an accordion feature providing up to an additional $25,000. Key terms of the amended Credit Facility include:

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

On April 13, 2023, the Company extended its waiver agreement with BMO whereby the restated audited financial statements for fiscal year 2021, the audited financial statements for fiscal year 2022 and restated unaudited financial statements for the first three fiscal quarters in fiscal year 2022 are to be provided no later than April 30, 2023. The waiver was subsequently extended to allow the financial statements, including the unaudited financial statements for the first quarter of 2023, to be provided no later than July 15, 2023.

The current balance outstanding on the Credit Facility (net of debt issuance costs) is $8,689 and the principal balance outstanding is $9,000.

For the three months ended March 31, 2023, the Company recognized interest expense of $164, which has been recorded on the statements of operations under other income, and $28 for amortization of debt issuance costs. The Company paid interest of $173 for the three months ended March 31, 2023.

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

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$26	$—	$26	$110	$—	$110
General and administrative	224	5,312	5,536	609	6,168	6,777
Amortization	—	37	37	—	44	44
Equity income in affiliates	(5,011)	—	(5,011)	(6,835)	—	(6,835)
Net other (income) expense	(14)	(1,409)	(1,423)	2	(1,148)	(1,146)
Total assets	121,623	261,207	382,830	82,710	266,258	348,968

12.Investment in Affiliate

During the three months ended March 31, 2023 and 2022, the Company recognized $5,011 and $6,835 of income, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results excluding the priority distribution payment. The equity income in affiliates includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized as the LGJV Entities’ proven and probable reserves are processed.

The LGJV Entities combined balance sheets as of March 31, 2022 (unaudited), and December 31, 2022, and the combined unaudited statements of income for the three months ended March 31, 2023 and 2022, are as follows:

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$63,324	$34,936
Receivables	13,378	26,655
Inventories	11,855	11,542
VAT receivable	18,511	21,531
Income tax receivable	22,852	27,039
Other current assets	6,761	4,138
Total current assets	136,681	125,841
Non‑Current Assets
Mine development, net	227,362	232,515
Property, plant and equipment, net	193,568	198,600
Total non‑current assets	420,930	431,115
Total Assets	$557,611	$556,956

LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$34,905	$46,740
Related party payable	686	1,792
Accrued interest	14	11
Equipment loans	313	480
Total current liabilities	35,918	49,023

Non‑Current Liabilities
Lease liability	254	268
Asset retirement obligation	16,116	15,809
Net deferred tax liabilities	2,121	1,354
Total non‑current liabilities	18,491	17,431

Owners’ Capital
Capital contributions	540,639	540,638
Paid‑in capital	18,186	18,186
Accumulated deficit	(55,623)	(68,322)
Total owners’ capital	503,202	490,502
Total Liabilities and Owners’ Capital	$557,611	$556,956

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$69,865	$87,608

Expenses
Cost of sales	25,988	25,088
Royalties	418	1,494
Exploration	463	2,121
General and administrative	3,936	2,820
Depreciation, depletion and amortization	20,819	16,342
	51,624	47,865

Other expense
Interest expense	126	91
Accretion expense	296	276
Foreign exchange gain	(839)	(691)
Total other income	(417)	(324)

Income before income tax expense	18,658	40,067

Income tax expense	5,957	13,988

Net income	$12,701	$26,079

13.    Subsequent Events

On June 13, 2023, we entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties have agreed to resolve the U.S. Class Action for a payment by us and our insurers of $21,000 to a settlement fund. The Company is in the process of finalizing the amount of defense expenses incurred that are covered under the directors’ and officers’ insurance policy which will be deducted from the $10,000 retention held by the Company. The Company expects to fund no more than $7,900 of the settlement, with the balance of the settlement payment to be paid by insurance. The Company recognized the legal settlement payable of $21,000 (note 4 – Accounts payable and other accrued liabilities) and the insurance proceeds receivable of $13,100 (note 3 – Other current assets) in the fourth quarter of fiscal 2022. We and the other defendants will not admit any liability as part of the settlement. Since the settlement of the U.S. Class Action is subject to conditions, there can be no assurance that the U.S. Class Action will be finally resolved pursuant to the agreement in principle that has been reached.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company’s consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Report”) and the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”), filed with the Securities and Exchange Commission (“SEC”) on June 22, 2023.

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

All forward-looking statements speak only as of the date on which they are made. These statements are not a guarantee of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. Such factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Report and those described from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”), including, but not limited to, our 2022 10-K. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. Undue reliance should not be placed on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, except as required by law. Certain forward-looking statements are based on assumptions, qualifications and procedures which are set out only in the Los Gatos Technical Report. For a complete description of assumptions, qualifications and procedures associated with such information, reference should be made to the full text of the Los Gatos Technical Report.

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

First Quarter 2023 Highlights

Gatos Silver

●	The Company recorded net income of $0.8 million in Q1 2023 compared to a net income of $1.1 million in Q1 2022 primarily due to a $1.8 million decrease in equity income in affiliates;
●	The cash balance at March 31, 2023 was $12.9 million compared to $17.0 million at December 31, 2022, and the Company had $41.0 million available for withdrawal from its Credit Facility.

LGJV

Operational highlights

●	The processing plant processed an average of 2,894 tonnes per day during Q1 2023, 11% greater than in Q1 2022 and setting a new quarterly record;
●	Silver production was 2.43 million ounces in Q1 2023, and 2.39 million ounces in Q1 2022;

●	Metal recoveries at the LGJV were slightly lower in Q1 2023 compared to Q1 2022 with silver recovery averaging 88.3%, zinc recovery averaging 62.2% and lead recovery averaging 88.6% in Q1 2023 compared to silver recovery averaging 89.7%, zinc recovery averaging 64.3% and lead recovery averaging 89.2% in Q1 2022;
●	The LGJV continued the construction of the zinc concentrate fluorine leach plant and commissioning started June 2023.

Financial highlights

●	Revenues of $69.8 million decreased 20% in Q1 2023 compared to the same period in 2022, primarily due to negative provisional revenue adjustments.
●	Cost of sales totaled $26.0 million in Q1 2023, 4% higher than Q1 2022, primarily as a result of the strengthening of the Mexican peso against the US dollar and the higher input costs. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver increased by $1.08 to $10.47 and increased by $2.85 to $2.66 respectively, for the quarter ended March 31, 2023;
●	Co-product all-in sustaining cost per ounce of payable silver equivalent and by-product all-in sustaining cost per ounce of payable silver decreased by $1.45 to $12.79 and decreased by $1.77 to $6.11, respectively, for the quarter ended March 31, 2023;
●	LGJV net income totaled $12.7 million for Q1 2023 compared to $26.1 million in Q1 2022, primarily due to the decrease in revenue and increase in depreciation, depletion and amortization expense. EBITDA was $39.6 million in Q1 2023, compared to $56.5 million in Q1 2022; and
●	Cash flow from operating activities decreased by 5% to $40.0 million for Q1 2023 from $42.1 million in Q1 2022 and free cash flow increased by 25% to $28.7 million in Q1 2023 from $22.9 million in Q1 2022.

Results of Operations

Results of operations Gatos Silver

The following table presents certain information relating to our operating results for the three months ended March 31, 2023 (“Q1 2023”) and 2022 (“Q1 2022”). In accordance with generally accepted accounting principles in the United States (‘‘U.S. GAAP’’), these financial results represent the consolidated results of operations of our Company and its subsidiaries (in thousands).

	Three Months Ended
	March 31,
	2023	2022
Expenses
Exploration	$26	$110
General and administrative	5,536	6,777
Amortization	37	44
Total expenses	5,599	6,931

Other income
Equity income in affiliates	5,011	6,835
Other income	1,423	1,146
Net other income	6,434	7,981
Net income	$835	$1,050
Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Gatos Silver

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

General and administrative expenses

During the three months ended March 31, 2023, the Company incurred general and administration expense of $5.5 million compared to $6.8 million for the three months ended March 31, 2022. The $1.3 million decrease in Q1 2023 compared to Q1 2022 is mainly due to lower compensation expenses of $1.4 million and lower legal costs of $0.1 million, partly offset by higher costs related to debt service of $0.2 million incurred in Q1 2023.

Equity income in affiliates

The decrease in equity income in affiliates resulted primarily due to the $13.4 million decrease in net income at the LGJV to $12.7 million in Q1 2023, down from $26.1 million in Q1 2022 (See “Results of operations LGJV” below) resulting in a $9.4 million reduction in equity income from affiliates. This is offset by a $7.6 million impact of the priority dividend payment recognition in Q1 2023 compared to Q1 2022.

Net income

For the quarter ended March 31, 2023, the Company recorded net income of $0.8 million, or $0.01 per basic and diluted share, compared to net income of $1.0 million, or $0.02 per basic and diluted share, for the quarter ended March 31, 2022. The decrease was mainly due to the decrease in equity income in affiliates.

Results of operations LGJV

The following table presents operational information of the LGJV for the three months ended March 31, 2023 and 2022, and select financial information of the LGJV for the three months ended March 31, 2023 and 2022. The financial information is extracted from the Combined Statements of Income for the three months ended March 31, 2023 and 2022. The financial and operational information of the LGJV and CLG is shown on a 100% basis.

	For the three months ended
	March 31,
Financial	2023	2022
Amounts in thousands
Revenue	$69,865	$87,608
Cost of sales	25,988	25,088
Royalties	418	1,494
Exploration	463	2,121
General and administrative	3,936	2,820
Depreciation, depletion and amortization	20,819	16,342
Total other income	(469)	(324)
Income tax expense	5,957	13,988
Net income	$12,701	$26,079
Sustaining capital	$7,642	$17,773
Resource development drilling expenditures	$3,006	$—

	For the three months ended
	March 31,
Operating Results	2023	2022
Tonnes milled (dmt)	260,428	234,985
Tonnes milled per day (dmt)	2,894	2,611
Average Grades
Silver grade (g/t)	329	353
Zinc grade (%)	3.93	4.13
Lead grade (%)	1.86	2.22
Gold grade (g/t)	0.30	0.30
Contained Metal
Silver ounces (millions)	2.43	2.39
Zinc pounds – in zinc conc. (millions)	14.0	13.8
Lead pounds – in lead conc. (millions)	9.5	10.3
Gold ounces – in lead conc. (thousands)	1.38	1.30
Recoveries[1]
Silver – in both lead and zinc concentrates	88.3%	89.7%
Zinc – in zinc concentrate	62.2%	64.3%
Lead – in lead concentrate	88.6%	89.2%
Gold – in lead concentrate	55.3%	57.1%
Average realized price per silver ounce[3]	$26.61	$23.85
Average realized price per zinc pound[3]	$1.43	$2.11
Average realized price per lead pound[3]	$1.05	$1.01
Average realized price per gold ounce[3]	$1,787	$1,832
Co-product cash cost per ounce of payable silver equivalent[2]	$10.47	$9.39
By-product cash cost per ounce of payable silver[2]	$2.66	$(0.19)
Co-product AISC per ounce of payable silver equivalent[2]	$12.79	$14.24
By-product AISC per ounce of payable silver[2]	$6.11	$7.88
(1)	Recoveries are reported for payable metals in the identified concentrate.
(2)	See “Non-GAAP Financial Measures” below.
(3)	Realized prices include the impact of final settlement adjustments from sales.

LGJV

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

Revenue

The LGJV’s concentrate sales for the three months ended March 31, are summarized below:

(in thousands)	2023	2022
Lead concentrate revenue	$64,978	$60,082
Zinc concentrate revenue	22,652	27,228
Treatment and refining charges	(4,155)	(4,964)
Subtotal	83,475	82,346
Provisional revenue adjustments	(13,610)	5,262
Revenue	$69,865	$87,608

Revenue decreased by 20% in Q1 2023 compared to Q1 2022, primarily as a result of provisional revenue adjustments of negative $13.6 million in Q1 2023 compared to positive $5.3 million in Q1 2022. A 12% increase in the realized silver price and 9% increase in zinc sales volume were offset by a 32% decrease in the realized zinc price. Provisional revenue adjustments represents the potential future settlement adjustments based on commodity price fluctuations in concentrate sales volumes still subject to final settlement. Provisional commodity prices decreased during the period resulting in an unfavorable provisional revenue adjustment in Q1 2023.

Cost of sales

Cost of sales increased by 4% primarily as a result of the increase in mill throughput, the strengthening of the Mexican peso against the US dollar and higher input costs. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver increased by $1.08 to $10.47 and increased by $2.85 to $2.66, respectively, for the quarter ended March 31, 2023, primarily attributable to a lower contribution from by-products due to substantially lower realized zinc prices which impacted by-product credits in the case of by-product cash cost per ounce, and ounces of silver equivalent in the case of co-product cash cost per ounce.

Royalties

Royalty expense decreased by $1.1 million in Q1 2023 compared to Q1 2022 due to a decrease in the royalty rate from 2% to 0.5% from Q2 2022, upon reaching a payment threshold per the terms of the applicable royalty agreement.

Exploration

Exploration expense decreased by $1.7 million in Q1 2023 mainly due to the capitalization of exploration costs related to the ongoing resource expansion drilling of the South-East Deeps Zone.

General and Administrative

General and administrative expense for Q1 2023 was 40% higher as compared to Q1 2022 primarily due to an increase in insurance expenses.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by approximately 27% quarter over quarter primarily as a result of an increase in tonnes mined, the completion of the third dam raise of the tailings storage facility in Q4 2022 and the commissioning of the paste plant in Q1 2023 at a cost of $8.3 million and $19.6 million, respectively.

Other income

Other income changed primarily due to favorable fluctuation in foreign exchange rates.

Net income

In Q1 2023, the LGJV had net income of $12.7 million compared to $26.1 million for Q1 2022. The change in net income was primarily due to the decrease in revenue and the increase in depreciation, depletion and amortization expense. The revenue decrease is driven by the decrease in metal prices affecting provisional revenue adjustments. The increase in depreciation, depletion and amortization expense is a result of increased tonnes mined and completion of sustaining capital projects over the past twelve months which are now being depreciated.

Sustaining capital

In Q1 2023, the sustaining capital expenditures primarily consisted of $ 5.3 million on mine development and $2.4 million on infrastructure and equipment including construction of the fluorine leach plant. During Q1 2022, the sustaining capital expenditures primarily consisted of $7.2 million on mine development, $5.3 million on the construction of the paste-fill plant, $3.3 million on the construction of the raise of the tailings storage facility, $1.1 million on underground power distribution infrastructure and $0.6 million on the construction of a ventilation raise.

Resource development drilling expenditures

In Q1 2023, resource development drilling expenditures primarily related to resource expansion drilling of the South-East Deeps zone. There were no capitalized exploration expenditures in Q1 2022.

Cash Flows

Gatos Silver

The following table presents our cash flows for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash used by
Operating activities	$(4,103)	$(1,332)
Investing activities	—	—
Financing activities	—	—
Total change in cash	$(4,103)	$(1,332)
Cash and cash equivalents, beginning of period	$17,004	$6,616
Cash and cash equivalents, end of period	$12,901	$5,284

The cash balance at March 31, 2023, was $12.9 million compared to $5.3 million at March 31, 2022.

Cash used by operating activities was $4.1 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. The $2.8 million increase in cash usage was primarily due to payments made to vendors.

LGJV

The following table presents summarized information relating to the LGJV’s cash flows for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used by)
Operating activities	$40,044	$42,054
Investing activities	(11,366)	(19,166)
Financing activities	(290)	(1,937)
Total change in cash	$28,388	$20,951
Cash and cash equivalents, beginning of period	34,936	20,280
Cash and cash equivalents, end of period	$63,324	$41,231

The LGJV cash balance at March 31, 2023 was $63.3 million compared to $41.2 million at March 31, 2022.

Cash provided by operating activities was $40.0 million and $42.1 million for the three months ended March 31, 2023 and 2022, respectively. The $2.0 million decrease in cash provided by operating activities was primarily due to working capital changes.

Cash used by investing activities was $11.4 million and $19.2 million for the three months ended March 31, 2023 and 2022, respectively. Sustaining capital expenditures and resource development drilling expenditures was $7.2 million and $3.0 million, respectively for the three months ended March 31, 2023. Sustaining capital expenditures was $17.8 million for the three months ended March 31, 2022.

Cash used by financing activities decreased for the three months ended March 31, 2023 due to lower equipment loan payments.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $12.9 million and $17.0 million, respectively. The decrease in cash and cash equivalents was primarily due to corporate operating costs, partly offset by cash received from the LGJV for management and administrative services.

As at May 30, 2023, the Company’s cash and cash equivalents were $10.5 million and $41.0 million was available to be drawn under the Credit Facility. The LGJV had cash and cash equivalents of $78.9 million. We believe we have sufficient cash and access to borrowings and other resources to carry out our business plans for at least the next 12 months. We manage liquidity risk through the Credit Facility and the management of our capital structure.

Contractual Obligations

There have been no material changes from the contractual obligations described in our 2022 10-K.

Critical Accounting Policies

Please refer to Note 2 – Summary of Significant Accounting Policies in our consolidated financial statements included in this Report and the 2022 10-K for discussion of our critical accounting policies and estimates.

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

Reconciliation of expenses (GAAP) to non-GAAP measures (Cash Costs and All-In Sustaining Costs)

The table below presents a reconciliation between the most comparable GAAP measure of the LGJV’s expenses to the non-GAAP measures of (i) cash costs, (ii) cash costs, net of by-product credits, (iii) co-product AISC and (iv) by-product AISC for our operations.

	Three Months Ended	Three Months Ended
(in thousands, except unit costs)	March 31, 2023	March 31, 2022
Cost of sales	$25,988	$25,088
Royalties	418	1,494
Exploration	463	2,121
General and administrative	3,936	2,820
Depreciation, depletion and amortization	20,819	16,342
Expenses	$51,624	$47,865
Depreciation, depletion and amortization	(20,819)	(16,342)
Exploration[1]	(463)	(2,121)
Treatment and refining charges[2]	4,155	4,964
Cash costs (A)	$34,497	$34,366
Sustaining capital	7,642	17,773
AISC (B)	$42,139	$52,139
By-product credits[3]	(28,587)	(34,791)
AISC, net of by-product credits (C)	$13,552	$17,348
Cash costs, net of by-product credits (D)	$5,910	$(425)

Payable ounces of silver equivalent (E)	3,294	3,661
Co-product cash cost per ounce of payable silver equivalent (A/E)	$10.47	$9.39
Co-product AISC per ounce of payable silver equivalent (B/E)	$12.79	$14.24

Payable ounces of silver (F)	2,219	2,202
By-product cash cost per ounce of payable silver (D/F)	$2.66	$(0.19)
By-product AISC per ounce of payable silver (C/F)	$6.11	$7.88
1	Exploration costs are not related to current operations.
2	Represent reductions on customer invoices and are included in Sales of the LGJV combined statement of income (loss).
3	Sustaining capital excludes resource development drilling costs related to resource development drilling of the South- East Deeps zone.
4	By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period, which includes any final settlement adjustments from prior periods.
5

Silver equivalents utilize the average realized prices during the three months ended March 31, 2023 of $26.61/oz silver, $1.43/lb zinc, $1.05/lb lead and $1,787/oz gold and the average realized prices during the three months ended March 31, 2022 of $23.85/oz silver, $2.11/lb zinc, $1.01/lb lead and $1,832/oz gold. Realized prices include the impact of final settlement adjustments from sales.

EBITDA

Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. EBITDA do not represent, and should not be considered an alternative to, net income or cash flow from operations as determined under GAAP. The table below reconciles EBITDA, a non-GAAP measure to Net Income:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net Income	$835	$1,050
Interest expense	164	103
Income tax expense	—	—
Depreciation, depletion and amortization	37	44
EBITDA	$1,036	$1,197

The table below reconciles of EBITDA, a non-GAAP measure, to the LGJV’s Net Income:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net Income	$12,701	$26,079
Interest expense	126	91
Income tax expense	5,957	13,988
Depreciation, depletion and amortization	20,819	16,342
EBITDA	$39,603	$56,500

Free Cash Flow

Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Cash Provided By (Used In) Operating Activities less Cash flow from Investing Activities as presented on the Consolidated Statements of Cash Flows. The Company believes Free Cash Flow is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.

The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to Cash Provided By (Used In) Operating Activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow.

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Cash flows used by operations	$(4,103)	$(1,332)
Cash flow used by investing activities	—	—
Free cash flow	$(4,103)	$(1,332)

The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to Cash Provided By (used in) Operating Activities for the LGJV.

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Cash flows provided by operations	$40,044	$42,054
Cash flow used in investing activities	(11,366)	(19,166)
Free cash flow	$28,678	$22,888

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and are not required to provide disclosure pursuant to this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule €-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting described in the 2022 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1.Legal Proceedings

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report include, but are not limited to, any of the risks described in the 2022 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also adversely affect us. As of the date of this Report, there have been no material changes to the risk factors disclosed in the 2022 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2023, the Company did not issue any shares of its common stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended March 31, 2023, there were no purchases made by or on behalf of the Company or any affiliated purchaser of the Company’s common stock.

Item 3.Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.Other Information

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

GATOS SILVER, INC.
(Registrant)

June 27, 2023	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer

June 27, 2023	By:	/s/ André van Niekerk
André van Niekerk
Chief Financial Officer