Form 10-Q/A
period 2023-03-31
Gatos Silver, Inc.
filed 2023-06-28
CIK 1517006

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

The Company has 700,000,000 shares of common stock, par value $0.001, authorized of which 69,162,223 were issued and outstanding as of June 28, 2023.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Gatos Silver, Inc. for the three months ended March 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on June 28, 2023 (the “Original Filing”).

This Amendment No. 1 is being filed to update Exhibit 32.1, which in the Original Filing contained an inadvertent typographical error, and re-dated Exhibits 31.1 and 32.2.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company’s consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q/A (the “Report”) and the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”), filed with the Securities and Exchange Commission (“SEC”) on June 22, 2023.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting described in the 2022 10-K.

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

GATOS SILVER, INC.
(Registrant)

June 28, 2023	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer

June 28, 2023	By:	/s/ André van Niekerk
André van Niekerk
Chief Financial Officer