Form 10-Q
period 2023-06-30
Gatos Silver, Inc.
filed 2023-08-09
CIK 1517006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The Company has 700,000,000 shares of common stock, par value $0.001, authorized of which 69,162,223 were issued and outstanding as of August 8, 2023.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

GATOS SILVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		June 30,	December 31,
	Notes	2023	2022
ASSETS
Current Assets
Cash and cash equivalents		$9,139	$17,004
Related party receivables	5	2,162	1,773
Other current assets	3	15,678	16,871
Total current assets		26,979	35,648
Non‑Current Assets
Investment in affiliates	12	354,273	347,793
Other non-current assets		44	60
Total Assets		$381,296	$383,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	4	$25,656	$26,358
Non-Current Liabilities
Credit Facility, net of debt issuance costs	10	8,717	8,661
Shareholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,162,223 shares outstanding as of June 30, 2023, and December 31, 2022		117	117
Paid‑in capital		548,313	547,114
Accumulated deficit		(201,507)	(198,749)
Total shareholders’ equity		346,923	348,482
Total Liabilities and Shareholders’ Equity		$381,296	$383,501

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands of United States dollars, except for share and per share amounts)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Notes	2023	2022	2023	2022

Expenses
Exploration		$—	$—	$26	$110
General and administrative		6,127	4,257	11,663	11,034
Amortization		34	44	71	88
Total expenses		6,161	4,301	11,760	11,232

Other income
Equity income in affiliates	12	1,474	8,762	6,485	15,597
Other income	5	1,094	1,110	2,517	2,256
Net other income		2,568	9,872	9,002	17,853
(Loss) income before taxes		(3,593)	5,571	(2,758)	6,621
Income tax expense		—	340	—	340
Net (loss) income		$(3,593)	$5,231	$(2,758)	$6,281
Net (loss) income per share:	7
Basic		$(0.05)	$0.08	$(0.04)	$0.09
Diluted		$(0.05)	$0.08	$(0.04)	$0.09
Weighted average shares outstanding:
Basic		69,162,223	69,162,223	69,162,223	69,162,223
Diluted		69,162,223	69,162,223	69,162,223	69,309,019

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands of United States dollars, except for share amounts)

	Number		Amount
	Common	Treasury	Common	Treasury	Paid‑in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2022	69,162,223	—	$117	$—	$547,114	$(198,749)	$348,482
Stock‑based compensation	—	—	—	—	783	—	783
Net income	—	—	—	—	—	835	835
Balance at March 31, 2023	69,162,223	—	$117	$—	$547,897	$(197,914)	$350,100
Stock‑based compensation	—	—	—	—	416	—	416
Net loss	—	—	—	—	—	(3,593)	(3,593)
Balance at June 30, 2023	69,162,223	—	$117	$—	$548,313	$(201,507)	$346,923

	Number		Amount
	Common	Treasury	Common	Treasury	Paid-in	Accumulated
	Stock	Stock	Stock	Stock	Capital	Deficit	Total
Balance at December 31, 2021	69,162,223	—	$117	$—	$544,383	$(213,278)	$331,222
Stock‑based compensation	—	—	—	—	1,482	—	1,482
Net income	—	—	—	—	—	1,050	1,050
Balance at March 31, 2022	69,162,223	—	$117	$—	$545,865	$(212,228)	$333,754
Stock-based compensation	—	—	—	—	(250)	—	(250)
Net income	—	—	—	—	—	5,231	5,231
Balance at June 30, 2022	69,162,223	—	$117	$—	$545,615	$(206,997)	$338,735

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of United States dollars)

		Six Months Ended
		June 30,
	Notes	2023	2022
OPERATING ACTIVITIES
Net (loss) income		$(2,758)	$6,281
Adjustments to reconcile net income to net cash used by operating activities:
Amortization		71	88
Stock‑based compensation expense	6	1,205	1,360
Other		—	127
Equity income in affiliates	12	(6,485)	(15,597)
Dividends from affiliates	12	—	6,275

Changes in operating assets and liabilities:
Receivables from related-parties		(389)	1,016
Accounts payable and other accrued liabilities		(648)	(198)
Other current assets		1,139	1,336
Net cash (used) provided by operating activities		(7,865)	688

INVESTING ACTIVITIES
Purchase of property, plant and equipment		—	(27)
Investment in affiliates		—	—
Net cash used by investing activities		—	(27)

FINANCING ACTIVITIES
Net cash provided by financing activities		—	—
Net (decrease) increase in cash and cash equivalents		(7,865)	661
Cash and cash equivalents, beginning of period		17,004	6,616
Cash and cash equivalents, end of period		9,139	7,277

Interest paid		$364	$227

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of United States dollars, except share, per share, option and stock unit amounts)

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

Recent Accounting Pronouncements

There have been no accounting pronouncements issued or adopted during the six months ended June 30, 2023, which are expected to have a material impact on the financial statements.

3.Other Current Assets

	June 30, 2023	December 31, 2022
Value added tax receivable	$816	$730
Prepaid expenses	1,633	2,890
Insurance proceeds receivable	13,100	13,100
Other	129	151
Total other current assets	15,678	16,871

Included in other current assets is a corporate head office lease of $67 with the term until January 30, 2024. The corresponding current lease liability of $67 as at June 30, 2023, and $122 as at December 31, 2022, is included in accounts payable, accrued and other liabilities. The insurance proceeds receivable represents the insurance payable by the Company’s insurers to claimants on behalf of the Company related to the settlement of the U.S. Class Action lawsuit. See Note 9 – Commitments, Contingencies and Guarantees, for further discussion on the U.S. Class Action lawsuit and related settlement discussion.

4.Accounts Payable and Other Accrued Liabilities

	June 30, 2023	December 31, 2022
Accounts payable	$484	$586
Accrued expenses	2,749	2,761
Accrued compensation	1,356	1,889
Legal settlement payable	21,000	21,000
Lease liability	67	122
Total accounts payable and other current liabilities	$25,656	$26,358

The legal settlement payable represents the settlement amount payable to claimants included in the U.S. class action lawsuit. See Note 9 – Commitments, Contingencies and Guarantees, for further discussion on the U.S. Class Action lawsuit and related settlement.

5.Related Party Transactions

LGJV

Under the Unanimous Omnibus Partner Agreement, the Company provides certain management and administrative services to the LGJV. The Company earned $1,250 and $1,250 under this agreement for the three months ended June 30, 2023 and 2022, respectively, and during the six months ended June 30, 2023 and 2022, the Company earned $2,500 and $2,500, respectively. The income from these services has been recorded on the statements of operations under Other Income. The Company received $1,667 and $2,917 in cash from the LGJV under this agreement in the six months ended June 30, 2023 and 2022, respectively. The Company had receivables under this agreement of $1,250 and $417 as of June 30, 2023, and December 31, 2022, respectively. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV.

6.Stockholders’ Equity

The Company is authorized to issue 700,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

Stock-Based Compensation

The Company recognized stock-based compensation expense (gain) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock Options	$414	$(194)	$1,107	$1,254
Performance share units	48	(34)	98	106
	$462	$(228)	$1,205	$1,360

Stock Option Transactions

The Company granted no stock options during the three and six months ended June 30, 2023, and granted nil and 100,000 stock options during the three and six months ended June 30, 2022, with a weighted-average grant-date fair value per share of $5.83. No stock options were exercised in the three months ended June 30, 2023 and 2022.

Total unrecognized stock-based compensation expense as of June 30, 2023, was $1,363, which is expected to be recognized over a weighted average period of 1.3 years.

Stock option activity for the six months ended June 30, 2023, is summarized in the following tables:

		Weighted‑
		Average
Employee & Director Options	Shares	Exercise Price
Outstanding at December 31, 2022	1,701,530	$14.27
Granted	—	$—
Forfeited	(194,760)	$16.19
Outstanding at June 30, 2023	1,506,770	$12.22
Vested at June 30, 2023	1,217,103	$12.48

		Weighted‑
		Average
LGJV Personnel Options	Shares	Exercise Price
Outstanding at December 31, 2022	32,393	$7.31
Outstanding and vested at June 30, 2023	32,393	$7.31

Performance Share Unit (“PSU”) Transactions

On December 17, 2021, 119,790 PSUs were granted to the Company’s employees with a weighted average grant date fair value per share of $14.22. At June 30, 2023, there were 40,802 PSUs outstanding. On June 30, 2022, unrecognized compensation expense related to the PSUs was $271, which is expected to be recognized over a weighted-average period of 1.5 years.

Deferred Stock Unit (“DSU”) Transactions

The following table summarizes the DSU activity for the six months ended June 30, 2023:

		Weighted-Average
		Grant Date Fair
Employee and Director DSUs	Shares	Value
Outstanding at December 31, 2022	146,796	$10.88
Outstanding at June 30, 2023	146,796	$10.88

7.Net (Loss) Income per Share

For the three and six months ended June 30, 2023, the Company experienced a net loss; therefore, all stock awards have been excluded from the diluted earnings per share calculation as they are anti-dilutive. For the six months ended June 30, 2022, stock options outstanding have been excluded from the dilutive earnings per common share calculation as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect. Additionally, for the six months ended June 30, 2022, all PSUs were excluded from the diluted earnings per common share calculation as the PSUs do not currently meet the criteria for issuance.

A reconciliation of basic and diluted earnings per common share for the three and six months ended June 30, 2023 and 2022, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(3,593)	$5,231	$(2,758)	$6,281

Weighted average shares:
Basic	69,162,223	69,162,223	69,162,223	69,162,223
Effect of dilutive stock options	—	—	—	—
Effect of dilutive DSUs	—	—	—	146,796
Diluted	69,162,223	69,162,223	69,162,223	69,309,019

Net (loss) income per share:
Basic	(0.05)	0.08	(0.04)	0.09
Diluted	(0.05)	0.08	(0.04)	0.09

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

On June 13, 2023, we entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties have agreed to resolve the U.S. Class Action for a payment by us and our insurers of $21,000 to a settlement fund. We are in the process of finalizing the amount of defense expenses incurred that are covered under the directors’ and officers’ insurance policy which will be deducted from the $10,000 retention held by the Company. We expect to fund no more than $7,900 of the settlement, with the balance of the settlement payment to be paid by insurance. We and the other defendants will not admit any liability as part of the settlement. On June 16, 2023, the parties filed a joint status report requesting that the Court grant a temporary stay of all proceedings in the case pending submission of proposed settlement documentation on or before July 13, 2023. On July 13, 2023, the plaintiffs filed an unopposed motion for an order preliminarily approving the a stipulation of settlement agreed by the parties and providing for class notice which will provide for (i) preliminary approval of the settlement; (ii) approval of the form and manner of giving notice of the settlement to the settlement class; and (iii) a hearing date and time to consider final and approval of the Settlement and related matters. That motion is currently pending a decision by the Court. Since the settlement of the U.S. Class Action is subject to conditions, there can be no assurance that the U.S. Class Action will be finally resolved pursuant to the agreement that has been reached.

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

Equipment Loan Agreements

The Company guarantees the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements. As of June 30, 2023, the LGJV had $13.0 outstanding under the LGJV equipment loan agreements, which was fully repaid on July 24, 2023.

10.Debt

On July 12, 2021, the Company entered into a Revolving Credit Facility (the “Credit Facility”). The Credit Facility contains affirmative and negative covenants that are customary for credit agreements of this nature. The affirmative covenants consist of a leverage ratio, a liquidity covenant and an interest coverage ratio. The negative covenants include, among other things, limitations on asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates. Obligations under the Credit Facility may be accelerated upon the occurrence of certain customary events of default. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2023.

For the three and six months ended June 30, 2023, the Company recognized interest expense of $184 and $347, respectively, on the statements of operations under other income, and $28 and $57, respectively, for amortization of debt issuance costs. The Company paid interest of $191 and $364 for the three and six months ended June 30, 2023.

On July 21, 2023, the Company repaid the full outstanding balance of $9,000 on the Credit Facility.

11.Segment Information

The Company operates in a single industry as a corporation engaged in the acquisition, exploration and development of primarily silver mineral interests. The Company has mineral property interests in Mexico. The Company’s reportable segments are based on the Company’s mineral interests and management structure and include Mexico and Corporate segments. The Mexico segment engages in the exploration and development of the Company’s Mexican mineral properties and includes the Company’s investment in the LGJV. Financial information relating to the Company’s segments is as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$—	$—	$—	$—	$—	$—
General and administrative	14	6,113	6,127	780	3,477	4,257
Amortization	7	27	34	1	43	44
Equity income in affiliates	(1,474)	—	(1,474)	(8,762)	—	(8,762)
Net other (income) expense	(62)	(1,032)	(1,094)	12	(1,122)	(1,110)
Income tax expense	—	—	—	340	—	340
Total assets	$143,012	$238,284	$381,296	$91,804	$260,961	$352,765

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$26	$—	$26	$110	$—	$110
General and administrative	238	11,425	11,663	1,389	9,645	11,034
Amortization	7	64	71	1	87	88
Equity income in affiliates	(6,485)	—	(6,485)	(15,597)	—	(15,597)
Net other (income) expense	(76)	(2,441)	(2,517)	14	(2,270)	(2,256)
Income tax expense	—	—	—	340	—	340
Total assets	$143,012	$238,284	$381,296	$91,804	$260,961	$352,765

12.Investment in Affiliate

During the three months ended June 30, 2023 and 2022, the Company recognized $1,474 and $8,762 of income, respectively, and during the six months ended June 30, 2023 and 2022, the Company recognized $6,485 and $15,597 of income, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results, including the effect of the priority distribution payment. The equity income or loss in affiliate includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized as the LGJV Entities’ proven and probable reserves are processed.

In April 2022, the LGJV paid its first dividend of $20,000 to its partners. The Company’s share of the first dividend was $14,000, before withholding taxes of $700. A payment of $7,365 was subsequently made to Dowa to cover the full amount of the reduced initial priority distribution due, for a net dividend received of $5,935.

The LGJV Entities’ combined balance sheets as of June 30, 2023, and December 31, 2022, the combined statements of income for the three and six months ended June 30, 2023 and 2022, and the statement of cash flows for the six months ended June 30, 2023 and 2022 are as follows:

LOS GATOS JOINT VENTURE

COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands of United States dollars)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$82,806	$34,936
Receivables	5,745	26,655
Inventories	15,627	11,542
VAT receivable	15,760	21,531
Income tax receivable	29,335	27,039
Other current assets	5,633	4,138
Total current assets	154,906	125,841
Non‑Current Assets
Mine development, net	225,176	232,515
Property, plant and equipment, net	191,446	198,600
Total non‑current assets	416,622	431,115
Total Assets	$571,528	$556,956

LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$41,571	$46,751
Related party payable	2,166	1,792
Equipment loans	13	480
Total current liabilities	43,750	49,023

Non‑Current Liabilities
Lease liability	239	268
Asset retirement obligation	16,418	15,809
Net deferred tax liabilities	7,179	1,354
Total non‑current liabilities	23,836	17,431

Owners’ Capital
Capital contributions	540,638	540,638
Paid‑in capital	18,179	18,186
Accumulated deficit	(54,875)	(68,322)
Total owners’ capital	503,942	490,502
Total Liabilities and Owners’ Capital	$571,528	$556,956

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF INCOME (UNAUDITED)

(in thousands of United States dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$58,259	$57,196	$128,124	$144,804

Expenses
Cost of sales	25,821	27,837	51,809	52,925
Royalties	308	918	726	2,412
Exploration	657	2,233	1,120	4,354
General and administrative	4,402	3,595	8,338	6,415
Depreciation, depletion and amortization	22,027	16,055	42,846	32,397
Total operating expenses	53,215	50,638	104,839	98,503

Other (income) expense
Interest expense	15	174	141	265
Accretion expense	296	275	593	551
Other income	(512)	—	(524)	—
Foreign exchange (gain) loss	(242)	957	(1,070)	266
Total other (income) expense	(443)	1,406	(860)	1,082

Income before income tax expense	5,487	5,152	24,145	45,219

Income tax expense	4,741	1,798	10,698	15,786

Net income	$746	$3,354	$13,447	$29,433

LOS GATOS JOINT VENTURE

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands of United States dollars)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$13,447	$29,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,846	32,397
Accretion	593	551
Deferred taxes	5,453	7,333
Unrealized gain on foreign currency rate change	(55)	(435)
Other	(7)	(183)

Changes in operating assets and liabilities:
VAT receivable	5,828	28,747
Receivables	20,910	1,966
Inventories	(400)	(1,231)
Unearned revenue	—	(1,714)
Other current assets	(1,281)	(6,551)
Income tax receivable	(2,459)	(19,749)
Accounts payable and other accrued liabilities	(10,871)	11,006
Payables to related parties	374	(1,016)
Accrued interest	(13)	(31)
Net cash provided by operating activities	74,365	80,523

Cash flows used by investing activities:
Mine development	(18,597)	(23,080)
Purchase of property, plant and equipment	(8,718)	(14,312)
Materials and supplies inventory	1,323	(757)
Net cash used by investing activities	(25,992)	(38,149)

Cash flows from financing activities:
Lease payments	(30)	—
Equipment loan payments	(473)	(3,330)
Partner dividends	—	(19,000)
Net cash used by financing activities	(503)	(22,330)

Net increase in cash and cash equivalents	47,870	20,044
Cash and cash equivalents, beginning of period	34,936	20,280
Cash and cash equivalents, end of period	$82,806	$40,324

Interest paid	$132	$181

13.Subsequent Events

On July 20, 2023, the LGJV made a $50,000 capital distribution to the LGJV partners, of which the Company’s share was $35,000.

On July 21, 2023, the Company repaid the full outstanding balance of $9,000 on its Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company’s consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Report”) and the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”), filed with the Securities and Exchange Commission (“SEC”) on June 26, 2023.

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

Second Quarter and First Half 2023 Highlights

Gatos Silver

Second Quarter and First Half 2023

●	The Company recorded net loss of $3.6 million for the three months ended June 30, 2023, compared to net income of $5.2 million in the same period of the prior year, primarily as a result of lower equity income earned from the LGJV during the second quarter of 2023. See “Results of operations LGJV” below;
●	Earnings before interest, tax, depreciation and amortization (“EBITDA”) was a loss of $3.4 million in the three months ended June 30, 2023, compared to income of $5.7 million in 2022 due to the net loss incurred in 2023 compared to net income in 2022;
●	The Company recorded net loss of $2.8 million for the six months ended June 30, 2023, compared to net income of $6.3 million for the six months ended June 30, 2022, primarily due to $9.1 million decrease in equity income from the LGJV. See “Results of operations LGJV” below;
●	EBITDA for the six months ended June 30, 2023, was a loss of $2.3 million, compared to $6.9 million due to the net loss incurred in the six months ended June 30, 2023;
●	The cash balance at June 30, 2023, was $9.1 million, compared to $17.0 million at December 31, 2022, and the Company had $41.0 million available for withdrawal from its Credit Facility;
●	Subsequent to the end of the quarter on July 20, 2023, the Company received a $35.0 million capital distribution from the LGJV and used $9.0 million to settle the full outstanding balance of the Credit Facility. The Company is now debt free with $50.0 million available for withdrawal under the Credit Facility.

LGJV

Operational highlights

Second Quarter 2023

●	CLG produced 2.0 million ounces of silver, 9.7 million pounds of lead and 14.8 million pounds of zinc for the three months ended June 30, 2023, compared to 2.3 million ounces of silver, 11.8 million pounds of lead and 15.6 million pounds of zinc for the three months ended June 30, 2022; the lower production is primarily due to lower ore grades in 2023, as expected in the mine plan;
●	Mill throughput set a new quarterly record, averaging 2,916 tonnes per day during the second quarter of 2023. The processing plant processed 265,342 tonnes, a 26% increase compared to 211,350 in the second quarter of 2022, which was lower as a result of a temporary blasting suspension in late April 2022;
●	The LGJV completed the construction of the zinc concentrate fluorine leach plant and commissioning started in late June 2023. The paste plant continued to perform well during the second quarter and is expected to be a key enabler for continued mine optimization, providing increased operational flexibility and productivity and helping to lower operating costs going forward;
●	During the quarter there were five drill rigs focused on resource expansion drilling in the SE Deeps zone of CLG. This drilling continued to intercept strong mineralization below and north of the existing mineral resource;
●	Greenfields exploration work in the Los Gatos District continues to identify additional new high priority targets, including Portigueño, Lince and San Luis;
●	The next mineral resource and reserve update, including a new life of mine plan, is progressing well and on track to be completed in the third quarter of 2023.

First Half 2023

●	CLG produced 4.4 million ounces of silver, 19.1 million pounds of lead and 28.9 million pounds of zinc for the six months ended June 30, 2023, compared to 4.7 million ounces of silver, 22.0 million pounds of lead and 29.3 million pounds of zinc for the six months ended June 30, 2022, the lower production is primarily due to lower ore grades in 2023, as expected in the mine plan;
●	The processing plant processed 525,770 tonnes, an increase of 18% compared to 446,335 in the first half of 2022, as a result of increased throughput rates throughout 2022 and 2023 and the temporary blasting suspension in the mine that impacted ore production for over two weeks in late April 2022.

Financial highlights

Second Quarter 2023

●	Revenue of $58.2 million for the three months ended June 30, 2023, was 2% higher than for the three months ended June 30, 2022, due to a lower provisional revenue adjustment, partly offset by lower volumes of silver, zinc and lead sold and a lower realized zinc price;
●	Cost of sales totaled $25.8 million for the three months ended June 30, 2023, 7% lower compared to the same period in 2022, the decrease is primarily due to lower production in the period, and the result of cost reduction initiatives partly offset by the impact of the strengthening of the Mexican peso against the U.S. dollar and inflationary cost pressures in the period;
●	For the three months ended June 30, 2023, co-product all-in-sustaining cost per ounce of payable silver equivalent and by-product all-in-sustaining cost per ounce of payable silver increased to $17.55 and $14.32, respectively, compared to $15.13 and $10.54 for the three months ended June 30, 2022, respectively. The increase is primarily due to lower by-product credits (lead and zinc revenue);
●	LGJV net income totaled $0.7 million in the three months ended June 30, 2023, compared to $3.4 million in the same period in 2022. The 78% decrease in net income is primarily due to higher depreciation, depletion and amortization, and income tax expense incurred for the three months ended June 30, 2023; and
●	EBITDA for the three months ended June 30, 2023, was $27.5 million, compared to $21.4 million in 2022, primarily due to slightly higher revenue and lower cost of sales in the second quarter of 2023.

First Half 2023

●	Revenue of $128.1 million decreased by 12% for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to lower realized zinc price and lower lead sales, partly offset by higher realized silver price;
●	Cost of sales totaled $51.8 million for the six months ended June 30, 2023, and were consistent with $52.9 million in the same period in 2022;
●	For the six months ended June 30, 2023, co-product all-in sustaining cost per ounce of payable silver equivalent and by-product all-in sustaining cost per ounce of payable silver increased to $14.94 and $9.80, respectively, compared to $14.77 and $9.17 for the six months ended June 30, 2022;

●	LGJV net income totaled $13.4 million in the six months ended June 30, 2023, compared to $29.4 million in the same period in 2022, primarily due to lower revenue in 2023; and
●	EBITDA for the six months ended June 30, 2023, was $67.1 million, compared to $77.9 million in 2022, primarily due to lower revenue in the first half of 2023.

Results of Operations

Results of operations Gatos Silver

The following table presents certain selected financial information for the three and six months ended June 30, 2023 and 2022. In accordance with generally accepted accounting principles in the United States (‘‘U.S. GAAP’’), these financial results represent the consolidated results of operations of our Company and its subsidiaries (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Expenses
Exploration	$—	$—	$26	$110
General and administrative	6,127	4,257	11,663	11,034
Amortization	34	44	71	88
Total expenses	6,161	4,301	11,760	11,232

Other income
Equity income in affiliates	1,474	8,762	6,485	15,597
Other income	1,094	1,110	2,517	2,256
Net other income	2,568	9,872	9,002	17,853
(Loss) Income before taxes	(3,593)	5,571	(2,758)	6,621
Income tax expense	—	340	—	340
Net (loss) income	(3,593)	5,231	(2,758)	6,281
Net (loss) income per share (basic & diluted)	(0.05)	0.08	(0.04)	0.09
EBITDA[1]	(3,376)	5,738	(2,340)	6,935
Net cash (used) provided by operating activities	(3,762)	2,020	(7,865)	688
Free cash flow[1]	$(3,762)	$1,993	$(7,865)	$661
(1)	See “Non-GAAP Financial Measures” below.

Gatos Silver

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

General and administrative

During the three months ended June 30, 2023, the Company incurred general and administration expense of $6.1 million compared to $4.3 million for the three months ended June 30, 2022. The $1.8 million increase is primarily due to non-recurring fees related to the restatement of 2021 annual and 2022 quarterly financial statements, consisting of audit fees of $0.5 million, consulting fees of $0.4 million and filing fees of $0.4 million, and higher legal defense costs of $0.5 million related to litigation during the period.

Equity income in affiliates

The decrease in equity income resulted primarily from the LGJV recording lower net income of $0.7 million for the three months ended June 30, 2023, compared to $3.4 million for the three months ended June 30, 2022. The decrease in net income at the LGJV was primarily due to higher depreciation, depletion and amortization incurred for the three months ended June 30, 2023. See “Results of operations LGJV” below.

Other income

Other income for the three months ended June 30, 2023 and 2022, consists primarily of management fees of $1.3 million from the LGJV, offset by interest expense of $0.3 million during the period.

Net (loss) income

For the quarter ended June 30, 2022, the Company recorded a net loss of $3.6 million, or $0.05 loss per share, compared to a net income of $5.2 million, or $0.08 per share, for the quarter ended June 30, 2022, mainly due to the decrease in equity income in affiliates as described above.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

General and administrative

During the six months ended June 30, 2023, the Company incurred general and administration expenses of $11.7 million, compared to $11.0 million for the six months ended June 30, 2022, primarily due to higher non-recurring audit and filing fees related to the restatement of 2021 annual and 2022 quarterly financial statements.

Equity income in affiliates

The decrease in equity income resulted primarily from the LGJV recording lower net income of $13.4 million for the six months ended June 30, 2023, compared to $29.4 million for the six months ended June 30, 2022. The decrease in net income at the LGJV was primarily due to lower revenue as a result of lower grades and higher depreciation, depletion and amortization incurred for the six months ended June 30, 2023. See “Results of operations LGJV” below.

Other income

Other income for the six months ended June 30, 2023 and 2022, consists primarily of management fees the Company from the LGJV.

Net (loss) income

For the six months ended June 30, 2023, the Company recorded a net loss of $2.8 million, or $0.04 loss per share, compared to net income of $6.3 million, or $0.09 per share, for the six months ended June 30, 2022, mainly due to the decrease in equity income in affiliates as described above.

Results of operations LGJV

The following table presents operational information and select financial information of the LGJV for the three and six months ended June 30, 2023 and 2022. The financial and operational information of the LGJV and CLG is shown on a 100% basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Financial	2023	2022	2023	2022
Amounts in thousands
Revenue	$58,259	$57,196	$128,124	$144,804
Cost of sales	25,821	27,837	51,809	52,925
Royalties	308	918	726	2,412
Exploration	657	2,233	1,120	4,354
General and administrative	4,402	3,595	8,338	6,415
Depreciation, depletion and amortization	22,027	16,055	42,846	32,397
Other (income) expense	(443)	1,406	(860)	1,082
Income tax expense	4,741	1,798	10,698	15,786
Net income	746	3,354	13,447	29,433
EBITDA[1]	27,529	21,381	67,132	77,881
Net cash provided by operating activities	34,321	38,469	74,365	80,523
Free cash flow[1]	19,695	19,486	48,373	42,374
Sustaining capital	13,100	22,177	20,742	39,950
Resource development drilling expenditures	$4,041	$—	$7,047	$—
(1)	See “Non-GAAP Financial Measures” below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Results	2023	2022	2023	2022
Tonnes milled (dmt)	265,342	211,350	525,770	446,335
Tonnes milled per day (dmt)	2,916	2,323	2,905	2,466
Average Grades
Silver (g/t)	265	374	296	363
Zinc (%)	4.00	5.03	3.96	4.56
Lead (%)	1.85	2.79	1.86	2.49
Gold (g/t)	0.26	0.38	0.28	0.34
Contained Metal
Silver ounces (millions)	2.0	2.3	4.4	4.7
Zinc pounds – in zinc conc. (millions)	14.8	15.6	28.9	29.3
Lead pounds – in lead conc. (millions)	9.7	11.8	19.1	22.0
Gold ounces – in lead conc. (thousands)	1.2	1.3	2.6	2.6
Recoveries[1]
Silver – in both lead and zinc concentrates	88.6%	90.4%	88.4%	90.1%
Zinc – in zinc concentrate	63.5%	66.4%	62.8%	65.4%
Lead – in lead concentrate	89.1%	90.5%	88.9%	89.9%
Gold – in lead concentrate	53.9%	48.9%	54.7%	52.7%
Average realized price per silver ounce[2]	$24.11	$20.31	$25.48	$22.13
Average realized price per zinc pound[2]	$0.99	$1.97	$1.21	$2.03
Average realized price per lead pound[2]	$0.92	$0.92	$0.99	$0.96
Average realized price per gold ounce[2]	$1,817	$1,599	$1,801	$1,722
Co-product cash cost per ounce of payable silver equivalent[3]	$12.72	$9.48	$11.49	$9.48
By-product cash cost per ounce of payable silver[3]	$7.10	$(0.10)	$4.66	$(0.15)
Co-product AISC per ounce of payable silver equivalent[3]	$17.55	$15.13	$14.94	$14.77
By-product AISC per ounce of payable silver[3]	$14.32	$10.54	$9.80	$9.17
(1)	Recoveries are reported for payable metals in the identified concentrate.
(2)	Realized prices include the impact of final settlement adjustments from sales.
(3)	See “Non-GAAP Financial Measures” below.

LGJV

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

Revenue

The LGJV’s concentrate sales for the three months ended June 30, 2023 and 2022, are summarized below:

	Three Months Ended June 30,
	2023	2022
Lead concentrate revenue	$49,966	$51,005
Zinc concentrate revenue	15,345	28,750
Treatment and refining charges	(3,917)	(4,880)
Subtotal	61,394	74,875
Provisional revenue adjustments	(3,135)	(17,679)
Total Revenue	$58,259	$57,196

Revenue increased by 2% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in revenue is primarily due to a lower provisional revenue adjustment and an increase in realized silver and gold price of 19% and 14%, respectively. The increase was partly offset by a 13%, 10% and 19% decrease in the volume of silver, zinc and lead sold. The realized zinc price decreased by 50% while realized silver price increased by 19%.

Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement.

Cost of sales

Cost of sales decreased by 7% primarily as a result of decrease in the volume of concentrate sold in the period and continued cost reduction initiatives. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver for the three months ended June 30, 2023, increased to $12.72 and $7.10, respectively, primarily due to lower contribution from by-products due to substantially lower realized zinc prices which impacted by-product credits in the case of by-product cash cost per ounce, and lower ounces of silver equivalent in the case of co-product cash cost per ounce.

Royalties

Royalty expense decreased by $0.6 million for the three months ended June 30, 2023, compared to the same period in 2022 due to lower revenue before the provisional adjustment in Q2 2023 and the reduction of the royalty percentage from June 2022, based on the terms of the royalty agreement.

General and administrative

General and administrative expense for the three months ended June 30, 2023, was $0.8 million higher as compared to the three months ended June 30, 2022, due to $0.5 million of audit and $0.3 million in consulting fees related to the restatements of 2021 annual and 2022 quarterly financial statements.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by approximately 37% quarter over quarter primarily due to the completion of the third dam raise of the tailings storage facility in the fourth quarter of 2022 and the commissioning of the paste plant in first quarter of 2023 at a cost of $8.3 million and $19.6 million, respectively.

Exploration

Exploration expense for the three months ended June 30, 2023, was $1.6 million lower mainly due to less green fields exploration as the focus during the first quarter of 2023 was on the ongoing resource expansion drilling of the South-East Deeps Zone.

Other (income) expense

Other income for the three months ended June 30, 2023, compared to other expense for the three months ended June 30, 2022, was higher primarily due to interest income earned on higher cash balances, higher interest rates and a decrease in account balances denominated in Mexican pesos, resulting in a gain on foreign exchange for the period.

Income tax expense

Income tax expense increased by $2.9 million for the three months ended June 30, 2023, compared to June 30, 2022; the increase is primarily related to an increase in non-cash deferred tax expense partially offset by a decrease in current income tax expense. The current income tax recovery (including mining tax) was $0.1 million for the three months ended June 30, 2023, compared to current income tax expense (including mining tax) of $0.9 million for the three months ended June 30, 2022. Non-cash deferred income tax expense for the three months ended June 30, 2023, totaled $4.9 million compared $0.9 million for the same period in the prior year, the $4.0 million increase is primarily due to the increase in the recognition of a non-cash valuation allowance on deferred tax assets related to mine development and property plant and equipment.

Net income

For the three months ended June 30, 2023, the LGJV had net income of $0.7 million compared to $3.4 million for the three months ended June 30, 2022. The change in net income was primarily due to increases in depreciation, depletion and amortization, general and administrative expenses and income tax expense partly offset by decreases in royalties, exploration expense, a gain on foreign exchange and an increase in interest income earned on higher cash balances and higher interest rates.

Sustaining capital

For the three months ended June 30, 2023, sustaining capital expenditures primarily consisted of $5.9 million of mine development and $7.2 million on infrastructure and equipment including construction of fluorine leach plant. During the three months ended June 30, 2022, sustaining capital expenditures primarily consisted of $7.3 million of mine development, $8.3 million on the construction of the paste-fill plant, $2.5 million on the construction of the raise of the tailings storage facility, $1.3 million on infrastructure.

Resource development drilling expenditures

For the three months ended June 30, 2023, resource development drilling expenditures primarily related to resource expansion drilling of the South-East Deeps zone. There were no resource development drilling expenditures for the three months ended June 30, 2022.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

Revenue

The LGJV’s concentrate sales for the six months ended June 30, 2023 and 2022, are summarized below, in thousands:

	Six Months Ended June 30,
	2023	2022
Lead concentrate revenue	$114,944	$111,087
Zinc concentrate revenue	37,997	55,978
Treatment and refining charges	(8,072)	(9,844)
Subtotal	144,869	157,221
Provisional revenue adjustments	(16,745)	(12,417)
Total Revenue	$128,124	$144,804

Revenue decreased by 12% for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily as a result of a 40% decrease in the realized zinc price and a 14% decrease in lead sales in the first half of 2023. The decrease was partly offset by an increase in silver revenue as a result of a 15% increase in the realized silver price.

Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement. Provisional commodity prices were decreasing from period to period resulting in an unfavorable increase in the provisional revenue adjustment.

Cost of sales

Cost of sales decreased by 2% primarily as a result of lower volume of concentrate sold in the period. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver increased to $11.49 and $4.66, respectively, primarily due to lower contribution from by-products due to substantially lower realized zinc prices.

Royalties

Royalty expense decreased by $1.7 million for the six months ended June 30, 2023, due to lower revenue and a reduction of the royalty percentage in June 2022, based on the terms of the royalty agreement.

General and administrative

General and administrative expense for the six months ended June 30, 2023, was $1.9 million higher compared to the six months ended June 30, 2022. The increase was primarily due to audit fees of $0.6 million and $0.3 million in consulting fees related to the restatement of 2021 annual and 2022 quarterly financial statements, $0.4 million increase in salaries, $0.5 million increase in insurance and a $0.1 million increase in other expenses.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by 32% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to the completion of the third dam raise of the tailings storage facility in the fourth quarter of 2022 and the commissioning of the paste plant in first quarter of 2023 at a cost of $8.3 million and $19.6 million, respectively.

Exploration

Exploration expense for the six months ended June 30, 2023, was $3.2 million lower as compared to the six months ended June 30, 2022, primarily due to less green fields exploration as the focus during the first half of 2023 was on the ongoing resource expansion drilling of the South-East Deeps Zone.

Other (income) expense

Other income for the six months ended June 30, 2023, compared to other expense for the six months ended June 30, 2022, was higher primarily due to interest income earned on higher cash balances and higher interest rates and a decrease in account balances denominated in Mexican pesos, resulting in a gain on foreign exchange for the period.

Income tax expense

Income tax expense decreased by $5.1 million for the six months ended June 30, 2023, compared to June 30, 2022, primarily due to lower taxable income for the six months ended June 30, 2023. Current income tax expense (including mining tax) for the six months ended June 30, 2023, totaled $5.2 million, a decrease of $2.3 million compared to the current income tax expense (including mining tax) of $7.5 million for the six months ended June 30, 2022. Non-current deferred income tax expense for the six months ended June 30, 2023, totaled $5.5 million, a decrease of $2.8 million compared the deferred tax expense of $8.3 million for the six months ended June 30, 2022.

Net income

For the six months ended June 30, 2023, the LGJV had net income of $13.4 million compared to $29.4 million for the six months ended June 30, 2022. The decrease in net income was primarily due to a decrease in revenue and increases in depreciation, depletion and amortization and general and administrative expenses partially offset by decreases in royalties, exploration, interest expense, a gain on foreign exchange and an increase in interest income.

Sustaining capital

For the six months ended June 30, 2023, sustaining capital expenditures primarily consisted of $11.2 million on mine development and $9.5 million on infrastructure and equipment including construction of fluorine leach plant of $3.3 million. During the six months ended June 30, 2022, sustaining capital expenditures primarily consisted of $14.5 million on mine development, $13.6 million on the construction of the paste-fill plant, $5.8 million on the construction of the raise of the tailing storage facility, $1.6 million on underground power distribution infrastructure and $1.5 million on the construction of a ventilation raise.

Resource development drilling expenditures

For the six months ended June 30, 2023, resource development drilling expenditures primarily related to resource expansion drilling of the South-East Deeps zone. There were no resource development drilling expenditures in for the six months ended June 30, 2022.

Cash Flows

Gatos Silver

The following table presents summarized information relating the Company’s cash flows for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash provided by (used by)
Operating activities	$(7,865)	$688
Investing activities	—	(27)
Financing activities	—	—
Total change in cash	$(7,865)	$661
Cash and cash equivalents, beginning of period	$17,004	$6,616
Cash and cash equivalents, end of period	$9,139	$7,277

The cash balance at June 30, 2023, increased to $9.1 million compared to $7.3 million at June 30, 2022.

For the six months ended June 30, 2023, $7.9 million of cash was used by operating activities, compared to $0.7 million provided by operating activities in the six months ended June 30, 2022, largely due to a $5.9 million net dividend received from the LGJV in six months ended June 30, 2022.

Cash provided or used by operating activities closely approximates the Company’s free cash flow due to minimal to no investing activities in the period.

LGJV

The following table presents summarized information relating to the LGJV’s cash flows for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used by)
Operating activities	$74,365	$80,523
Investing activities	(25,992)	(38,149)
Financing activities	(503)	(22,330)
Total change in cash	$47,870	$20,044
Cash and cash equivalents, beginning of period	$34,936	$20,280
Cash and cash equivalents, end of period	$82,806	$40,324

The LGJV cash balance at June 30, 2023 was $82.8 million, compared to $40.3 million at June 30, 2022.

Cash provided by operating activities was $74.4 million and $80.5 million for the six months ended June 30, 2023 and 2022, respectively. The $6.1 million decrease in cash provided by operating activities was primarily due to the decrease in revenue, for the six months ended June 30, 2023, compared to the prior year period.

Cash used by investing activities was $26.0 million and $38.1 million for the six months ended June 30, 2023 and 2022, respectively. The $12.1 million decrease in cash used was primarily due to lower expenditures on mine development and property, plant and equipment with the commissioning of the tailings dam raise and paste plant in Q4 2022 and Q1 2023, respectively, which contributed to higher cash outflows in the prior year.

The LGJV’s free cash flow for six months ended June 30, 2023, was $48.4 million, compared to $42.4 million in 2022, primarily due to lower expenditures on mine development and property, plant and equipment in 2023, as discussed above.

Cash used by financing activities was $0.5 million and $22.3 million for the six months ended June 30, 2023 and 2022, respectively. The $21.8 million decrease in cash used was primarily due to $19.0 million of dividends, net of withholding taxes, paid to partners in 2022.

Liquidity and Capital Resources

As of June 30, 2023, and December 31, 2022, the Company had cash and cash equivalents of $9.1 million and $17.0 million, respectively. The decrease in cash and cash equivalents of $7.9 million is due to corporate operating costs incurred in the period, partly offset by $1.7 million received in management fees.

On July 31, 2023, the Company’s cash and cash equivalents were $36.0 million after receipt of a capital distribution of $35.0 million from the LGJV on July 20, 2023, and a $9.0 million repayment of the outstanding balance of the Credit Facility on July 21, 2023. The Company has $50.0 million available to be drawn under the Credit Facility. The LGJV had cash and cash equivalents of $30.1 million on July 31, 2023, after the capital distribution of $50.0 million on July 20, 2023, to its partners. We believe the Company has sufficient cash and access to borrowings and other resources to carry out its business plans for at least the next 12 months. The Company manages liquidity risk through the Credit Facility and the management of its capital structure.

Contractual Obligations

There have been no changes from the contractual obligations described in our 2022 10-K.

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

	Three Months Ended		Six Months Ended
(in thousands, except unit costs)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of sales	$25,821	$27,837	$51,809	$52,925
Royalties	308	918	726	2,412
Exploration	657	2,233	1,120	4,354
General and administrative	4,402	3,595	8,338	6,415
Depreciation, depletion and amortization	22,027	16,055	42,846	32,397
Expenses	$53,215	$50,638	$104,839	$98,503
Depreciation, depletion and amortization	(22,027)	(16,055)	(42,846)	(32,397)
Exploration[1]	(657)	(2,233)	(1,120)	(4,354)
Treatment and refining charges[2]	3,917	4,880	8,072	9,844
Cash costs (A)	$34,448	$37,230	$68,945	$71,596
Sustaining capital[5]	13,100	22,177	20,742	39,950
AISC (B)	$47,548	$59,407	$89,687	$111,546
By-product credits[3]	(21,574)	(37,444)	(50,161)	(72,235)
AISC, net of by-product credits (C)	$25,974	$21,963	$39,526	$39,311
Cash costs, net of by-product credits (D)	$12,874	$(214)	$18,784	$(639)

Payable ounces of silver equivalent[4] (E)	2,709	3,927	6,002	7,550
Co-product cash cost per ounce of payable silver equivalent (A/E)	$12.72	$9.48	$11.49	$9.48
Co-product AISC per ounce of payable silver equivalent (B/E)	$17.55	$15.13	$14.94	$14.77

Payable ounces of silver (F)	1,814	2,083	4,033	4,286
By-product cash cost per ounce of payable silver (D/F)	$7.10	$(0.10)	$4.66	$(0.15)
By-product AISC per ounce of payable silver (C/F)	$14.32	$10.54	$9.80	$9.17
(1)	Exploration costs are not related to current operations.
(2)	Represent reductions on customer invoices and included in Sales of the LGJV combined statement of income (loss).
(3)	By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period, which includes any final settlement adjustments from prior periods.
(4)

Silver equivalents utilize the average realized prices during the six months ended June 30, 2023, of $25.48/oz silver, $1.21/lb zinc, $0.99/lb lead and $1,801/oz gold and the average realized prices during the three months ended June 30, 2023, of $24.11/oz silver, $0.99/lb zinc, $0.92/lb lead and $1,817/oz gold. Silver equivalents utilize the average realized prices during the six months ended June 30, 2022, of $22.13/oz silver, $2.03/lb zinc, $0.96/lb lead and $1,722/oz gold and the average realized prices during the three months ended June 30, 2022, of $20.31/oz silver, $1.97/lb zinc,$0.92/lb lead and $1,599/oz gold. Realized prices include the impact of final settlement adjustments from sales.

(5)	Sustaining capital excludes resource development drilling costs related to resource development drilling of the South- East Deeps zone.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net (loss) income	$(3,593)	$5,231	$(2,758)	$6,281
Interest expense	183	123	347	226
Income tax expense	—	340	—	340
Depreciation, depletion and amortization	34	44	71	88
EBITDA	$(3,376)	$5,738	$(2,340)	$6,935

The table below reconciles of EBITDA, a non-GAAP measure, to the LGJV’s Net Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net income	$746	$3,354	$13,447	$29,433
Interest expense	15	174	141	265
Income tax expense	4,741	1,798	10,698	15,786
Depreciation, depletion and amortization	22,027	16,055	42,846	32,397
EBITDA	$27,529	$21,381	$67,132	$77,881

Free Cash Flow

Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Cash Provided By (Used In) Operating Activities less Cash flow from Investing Activities as presented on the Consolidated Statements of Cash Flows. The Company believes Free Cash Flow is also useful for investors as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.

The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to net cash (used) provided by operating activities, which the Company believes to be the GAAP financial measure most directly comparable to Free cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net cash (used) provided by operating activities	$(3,762)	$2,020	$(7,865)	$688
Net cash used by investing activities	—	(27)	—	(27)
Free cash flow	$(3,762)	$1,993	$(7,865)	$661

The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to net cash provided by operating activities for the LGJV.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$34,321	$38,469	$74,365	$80,523
Net cash used by investing activities	(14,626)	(18,983)	(25,992)	(38,149)
Free cash flow	$19,695	$19,486	$48,373	$42,374

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the material weaknesses in our internal control over financial reporting described in the 2022 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 13, 2023, we entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties have agreed to resolve the U.S. Class Action for a payment by us and our insurers of $21,000 to a settlement fund. We are in the process of finalizing the amount of defense expenses incurred that are covered under the directors’ and officers’ insurance policy which will be deducted from the $10,000 retention held by the Company. We expect to fund no more than $7,900 of the settlement, with the balance of the settlement payment to be paid by insurance. We and the other defendants will not admit any liability as part of the settlement. On June 16, 2023, the parties filed a joint status report requesting that the Court grant a temporary stay of all proceedings in the case pending submission of proposed settlement documentation on or before July 13, 2023. On July 13, 2023, the plaintiffs filed an unopposed motion for an order preliminarily approving the a stipulation of settlement agreed by the parties and providing for class notice which will provide for (i) preliminary approval of the settlement; (ii) approval of the form and manner of giving notice of the settlement to the settlement class; and (iii) a hearing date and time to consider final and approval of the Settlement and related matters. That motion is currently pending a decision by the Court. Since the settlement of the U.S. Class Action is subject to conditions, there can be no assurance that the U.S. Class Action will be finally resolved pursuant to the agreement that has been reached.

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

GATOS SILVER, INC.
(Registrant)

August 8, 2023	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer

August 8, 2023	By:	/s/ André van Niekerk
André van Niekerk
Chief Financial Officer