Form 10-Q
period 2023-09-30
Gatos Silver, Inc.
filed 2023-11-06
CIK 1517006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

The Company has 700,000,000 shares of common stock, par value 0.001, authorized of which 69,162,223 were issued and outstanding as of November 6, 2023.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GATOS SILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of United States dollars, except share amounts)

	Notes	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents		$33,469	$17,004
Related party receivables	5	1,095	1,773
Other current assets	3	15,935	16,871
Total current assets		50,499	35,648
Non-Current Assets
Investment in affiliates	12	328,709	347,793
Other non-current assets		42	60
Total Assets		$379,250	$383,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	4	$26,363	$26,358
Non-Current Liabilities
Credit Facility, net of debt issuance costs	10	—	8,661
Stockholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,162,223 and 69,162,223 shares outstanding as of September 30, 2023 and December 31, 2022, respectively		117	117
Paid-in capital		550,989	547,114
Accumulated deficit		(198,219)	(198,749)
Total Stockholders’ equity		352,887	348,482
Total Liabilities and Stockholders' Equity		$379,250	$383,501

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands of United States dollars, except share amounts)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2023	2022	2023	2022
Expenses
Exploration		$—	$—	$26	$110
General and administrative		7,494	5,933	19,157	16,967
Amortization		3	44	74	132
Total expenses		7,497	5,977	19,257	17,209
Other income
Equity income in affiliates	12	9,437	8,930	15,922	24,527
Other income, net	5, 10	1,348	1,076	3,865	3,332
Net other income		10,785	10,006	19,787	27,859
Income before taxes		3,288	4,029	530	10,650
Income tax expense		—	525	—	865
Net income		$3,288	$3,504	$530	$9,785
Net income per share:	7
Basic		$0.05	$0.05	$0.01	$0.14
Diluted		$0.05	$0.05	$0.01	$0.14
Weighted average shares outstanding:
Basic		69,162,223	69,162,223	69,162,223	69,162,223
Diluted		69,524,838	69,309,019	69,381,222	69,309,019

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands of United States dollars, except share amounts)

	Number	Amount
	Common Stock	Common Stock	Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2022	69,162,223	117	547,114	(198,749)	348,482
Stock-based compensation	—	—	783	—	783
Net income	—	—	—	835	835
Balance at March 31, 2023	69,162,223	117	547,897	(197,914)	350,100
Stock-based compensation	—	—	416	—	416
Net loss	—	—	—	(3,593)	(3,593)
Balance at June 30, 2023	69,162,223	117	548,313	(201,507)	346,923
Stock-based compensation	—	—	2,122	—	2,122
DSU compensation	—	—	554	—	554
Net income	—	—	—	3,288	3,288
Balance at September 30, 2023	69,162,223	117	550,989	(198,219)	352,887

	Number	Amount
	Common Stock	Common Stock	Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2021	69,162,223	117	544,383	(213,278)	331,222
Stock-based compensation	—	—	1,482	—	1,482
Net income	—	—	—	1,050	1,050
Balance at March 31, 2022	69,162,223	117	545,865	(212,228)	333,754
Stock-based compensation	—	—	(250)	—	(250)
Net income	—	—	—	5,231	5,231
Balance at June 30, 2022	69,162,223	117	545,615	(206,997)	338,735
Stock-based compensation	—	—	739	—	739
Net income	—	—	—	3,504	3,504
Balance at September 30, 2022	69,162,223	117	546,354	(203,493)	342,978

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars, except share amounts)

		Nine Months Ended September 30,
	Notes	2023	2022
OPERATING ACTIVITIES
Net income		$530	$9,785

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization		74	132
Stock-based compensation expense	6	3,327	2,099
Other		837	180
Equity income in affiliates	12	(15,922)	(24,527)
Dividends from affiliate	12	—	16,776

Changes in operating assets and liabilities:
Receivables from related‑parties		678	1,006
Accounts payable and other accrued liabilities		5	748
Other current assets		936	2,481
Net cash (used) provided by operating activities		(9,535)	8,680

INVESTING ACTIVITIES
Purchase of property, plant and equipment		—	(27)
Capital distribution received from affiliate	12	35,000	—
Net cash provided (used) by investing activities		35,000	(27)

FINANCING ACTIVITIES
Repayment of credit facility		(9,000)	—
Net cash used by financing activities	10	(9,000)	—
Net increase in cash and cash equivalents		16,465	8,653
Cash and cash equivalents, beginning of period		17,004	6,616
Cash and cash equivalents, end of period		$33,469	$15,269

Interest paid		$417	$385
Interest earned		$690	$49

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of United States dollars, except share amounts)

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

Recent Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain amendments represent clarifications to or technical corrections of the current requirements. Each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The Company is still assessing the impact of the standard.

There have been no other accounting pronouncements issued or adopted during the nine months ended September 30, 2023, which are expected to have a material impact on the financial statements.

3.    Other Current Assets

	September 30, 2023	December 31, 2022
Value added tax receivable	$826	$730
Prepaid expenses	816	2,890
Insurance proceeds receivable	14,200	13,100
Other assets	93	151
Total other current assets	$15,935	$16,871

The insurance proceeds receivable represents estimated insurance payable by the Company’s insurers to claimants on behalf of the Company related to the settlement of the U.S. class action lawsuit (the "U.S. Class Action). See Note 9 Commitments, Contingencies and Guarantees, for further discussion on the U.S. Class Action lawsuit and related settlement discussion.

Included in other current assets is a corporate head office lease of $39 with the term until January 30, 2024. The corresponding current lease liability of $39 as at September 30, 2023, and $122 as at December 31, 2022, is included in accounts payable, accrued and other liabilities.

4.    Accounts Payable and Other Accrued Liabilities

	September 30, 2023	December 31, 2022
Accounts payable	$1,075	$586
Accrued expenses	2,363	2,761
Accrued compensation	1,886	1,889
Legal settlement payable	21,000	21,000
Lease liability	39	122
Total accounts payable and other current liabilities	$26,363	$26,358

The legal settlement payable represents estimated settlement amount payable to claimants included in the U.S. Class Action lawsuit. See Note 9 Commitments, Contingencies and Guarantees, for further discussion on the U.S. Class Action lawsuit and related settlement.

5.    Related Party Transactions

Los Gatos Joint Venture (LGJV)

Under the Unanimous Omnibus Partner Agreement, the Company provides certain management and administrative services to the LGJV. The Company earned $1,250 and $1,250 under this agreement for the three months ended September 30, 2023 and 2022, respectively, and during the nine months ended September 30, 2023 and 2022, the Company earned $3,750 and $3,750, respectively. The income from these services has been recorded on the statements of income under other income. The Company received $1,666 and $1,200 in cash from the LGJV under this agreement for the three months ended September 30, 2023 and 2022, respectively, and during the nine months ended September 30, 2023 and 2022, the Company received $3,333 and $4,167, respectively. The Company had receivables under this agreement of $833 and $417 as of September 30, 2023, and December 31, 2022, respectively. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV. On October 24, 2023, the management fee was increased to $6,000 per annum.

6.    Stockholders’ Equity

The Company is authorized to issue 700,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

Stock-Based Compensation

The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock Options	$1,873	$682	$2,980	$1,936
Performance share units	62	57	160	163
Restricted share units	187	—	187	—
Total stock-based compensation	$2,122	$739	$3,327	$2,099

Stock Option Transactions

The Company's stock options have a contractual term of 10 years and entitle the holder to purchase shares of the Company's common stock. The stock options granted to the Company's employees have a service period of three years. The stock options granted to non-employee directors vest immediately.

The Company granted 1,132,520 stock options during the three and nine months ended September 30, 2023, with a weighted-average grant-date fair value per share of $2.93, and granted nil and 100,000 stock options during the three and nine months ended September 30, 2022, with a weighted-average grant-date fair value per share of $5.83. The stock options granted in September 2023 represented a portion of 2022 compensation due to the Company being in an extended blackout period in 2022 and a portion of 2023.

Of the stock options granted, 470,574 vested immediately, including stock options granted to non-employee directors. No stock options were exercised in the three and nine months ended September 30, 2023 and 2022.

Total unrecognized stock-based compensation expense as of September 30, 2023, was $2,843, which is expected to be recognized over a weighted average period of 2.1 years.

Stock option activity for the nine months ended September 30, 2023, is summarized in the following tables:

Employee & Director Options	Number of options	Weighted‑ Average Exercise Price Per Share
Outstanding at December 31, 2022	1,701,530	$14.27
Granted on September 11, 2023	1,132,520	$5.04
Forfeited	(194,760)	$16.19
Outstanding at September 30, 2023	2,639,290	$9.14
Vested at September 30, 2023	1,687,675	$10.41

The following assumptions were used to compute the fair value of the options granted using the Black-Scholes option valuation model:

	January 2022	September 2023
Risk-free interest rate	1.74%	4.39%
Dividend yield	—	—
Estimated volatility	60.75%	57.67%
Expected option life	6 years	6 years

LGJV Personnel Options	Number of options	Weighted‑ Average Exercise Price Per Share
Outstanding at December 31, 2022	32,393	$7.31
Outstanding and vested at September 30, 2023	32,393	$7.31

Performance Share Unit ("PSU") Transactions

On December 17, 2021, 119,790 PSUs were granted to the Company’s employees with a weighted average grant date fair value per share of $14.22. At September 30, 2023, there were 40,802 PSUs outstanding. On September 30, 2023, unrecognized compensation expense related to the PSUs was $210, which is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Unit ("RSU") Transactions

RSUs granted are reported as equity awards with a fair value of each RSU equal to the fair value of the Company's common stock on the grant date and vest on the third anniversary of the grant date. Each earned RSU represents the right to receive one share of the Company's common stock.

On September 11, 2023, the Company granted 925,172 RSUs with grant date fair value of $5.04. The RSUs granted have varying vesting dates due to a portion being granted as part of 2022 compensation due to the Company being in an extended blackout period in 2022.

Compensation expense is recognized ratably from the grant date over the requisite vesting period. On September 30, 2023, unrecognized compensation expense related to the RSUs was $4,476, which is expected to be recognized over a weighted-average period of 1.4 years.

Deferred Stock Unit ("DSU") Transactions

DSUs are awarded to directors at the discretion of the Board of Directors. The DSUs are fully vested on the grant date and each DSU entitles the holder to receive one share of the Company’s common stock upon the director’s cessation of continuous service. Non-employee directors are eligible to elect to defer receipt of any portion of annual retainers or meeting fees and take payment in the form of DSUs. The fair value of the DSUs is equal to the fair value of the Company’s common stock on the grant date.

The Company granted 108,490 DSUs during the three and nine months ended September 30, 2023, and nil during the three and nine months ended September 30, 2022. The 2023 grant included DSU compensation related to 2022 that could not be issued due to the Company being in an extended blackout period in 2022 and a portion of 2023.

The following table summarizes the DSU activity for the nine months ended September 30, 2023:

Employee and Director DSUs	Shares	Weighted‑ Average Grant Price
Outstanding at December 31, 2022	146,796	$10.88
Granted	108,490	$5.11
Outstanding at September 30, 2023	255,286	$8.43

7.    Net Income per Share

For the three and nine months ended September 30, 2023, and September 30, 2022, stock options outstanding have been excluded from the dilutive earnings per common share calculation as the exercise price of these stock options was greater than the average market value of common stock for those periods, resulting in an anti-dilutive effect. For the three and nine months ended September 30, 2023, and September 30, 2022, weighted average outstanding DSUs and RSUs are included in dilutive earnings per common share calculation. All outstanding PSUs were excluded from the diluted earnings per common share calculation as the PSUs do not currently meet the criteria for issuance.

A reconciliation of basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$3,288	$3,504	$530	$9,785

Weighted average shares:
Basic	69,162,223	69,162,223	69,162,223	69,162,223
Effect of dilutive RSUs	193,168	—	64,626	—
Effect of dilutive DSUs	169,447	146,796	154,373	146,796
Diluted	$69,524,838	$69,309,019	$69,381,222	$69,309,019

Net income per share:
Basic	$0.05	$0.05	$0.01	$0.14
Diluted	$0.05	$0.05	$0.01	$0.14

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

Legal

On February 22, 2022, a purported Company stockholder filed the U.S. Class Action lawsuit in the United States District Court for the District of Colorado against the Company, certain of our former officers, and several directors. An amended complaint was filed on August 15, 2022.The amended complaint, allegedly brought on behalf of certain purchasers of the Company’s common stock and certain traders of call and put options on the Company’s common stock from December 9, 2020 through January 25, 2022, seeks, among other things, damages, costs, and expenses, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as well as Sections 11 and 15 of the Securities Act of 1933. The amended complaint alleges that certain individual defendants and the Company, pursuant to the control and authority of the individual defendants, made false and misleading statements and/or omitted certain material information regarding the mineral resources and reserves at the Cerro Los Gatos mine. The Company and all defendants filed a motion to dismiss this action on October 14, 2022. That motion was fully briefed as of December 23,2022. On April 26, 2023, following a joint motion, the Court postponed its ruling on defendants’ motion to dismiss until on or after June 16, 2023.

On June 13, 2023, the Company entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties have agreed to resolve the U.S. Class Action for a payment by the Company and its insurers of $21,000 to a settlement fund. The Company in the process of finalizing the amount of expenses incurred that are covered under the directors’ and officers’ insurance policy which will be deducted from the $10,000 retention held by the Company. The Company expects to fund no more than $6,800 of the settlement, with the balance of the settlement payment to be paid by insurance. The Company and the other defendants will not admit any liability as part of the settlement. On June 16, 2023, the parties filed a joint status report requesting that the Court grant a temporary stay of all proceedings in the case pending submission of proposed settlement documentation on or before July 13, 2023. On July 13, 2023, the plaintiffs filed an unopposed motion for an order preliminarily approving the a stipulation of settlement agreed by the parties and providing for class notice which will provide for (i) preliminary approval of the settlement; (ii) approval of the form and manner of giving notice of the settlement to the settlement class; and (iii) a hearing date and time to consider final and approval of the Settlement and related matters “the “Preliminary Order”). On September 12, 2023, the plaintiffs filed an unopposed motion to amend the Preliminary Order to reflect certain changes to the form of release proposed to be executed by the plaintiffs. The parties are awaiting the District Court’s determination on the motion. Since the settlement of the U.S. Class Action is subject to conditions, there can be no assurance that the U.S. Class Action will be finally resolved pursuant to the agreement that has been reached.

By Notice of Action issued February 9, 2022, and subsequent Statement of Claim dated March 11, 2022 Izabela Przybylska commenced a putative class action against the Company, certain of its former officers, and others in the Ontario Superior Court of Justice on behalf of a purported class of all persons or entities, wherever they may reside or be domiciled, who acquired securities of the Company in both the primary and secondary markets during the period from October 28, 2020 until January 25, 2022 (The “Canadian Class Action”). The action asserts claims under Canadian securities legislation and at common law and seeks unspecified monetary damages and other relief in respect of allegations the defendants made false and misleading statements and omitted material information regarding the mineral resources and reserves of the Company. The plaintiff filed motion materials for leave to proceed in respect of her statutory claims and for class certification on March 3, 2023, which materials were amended and filed on May 1, 2023. The court has tentatively set dates in late March of 2024 for the hearing of the plaintiff’s motions.

On August 11, 2023, the principal parties to the Canadian Class Action participated in a formal mediation meeting. The parties were not able to come to a resolution of the matter but discussions are ongoing. To that end, the plaintiff has agreed to an extension of time for us to file any responding materials on the plaintiff’s leave and certification motion to November 13, 2023, to permit the parties to continue their settlement dialogue.

There can be no assurance that any of the foregoing matters individually or in aggregate will not result in outcomes that are materially adverse for us.

Equipment Loan Agreements

The Company guaranteed the payment of all obligations, including accrued interest, under the LGJV equipment loan agreements. The LGJV equipment loan agreements were fully repaid on July 24, 2023.

10.    Debt

On July 12, 2021, the Company entered into a Revolving Credit Facility (the “Credit Facility”). The Credit Facility contains affirmative and negative covenants that are customary for credit agreements of this nature. The affirmative covenants consist of a leverage ratio, a liquidity covenant and an interest coverage ratio. The negative covenants include, among other things, limitations on asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates. Obligations under the Credit Facility may be accelerated upon the occurrence of certain customary events of default. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2023.

For the three and nine months ended September 30, 2023, the Company recognized interest expense of $49 and $396, respectively, on the statements of income under other income, and $282 and $339, respectively, for amortization of debt issuance costs. The Company paid interest of $49 and $413, respectively, for the three and nine months ended September 30, 2023.

On July 21, 2023, the Company repaid the full outstanding balance of $9,000 on the Credit Facility. The Company has $50,000 available for withdrawal, with an accordion feature providing up to an additional $25,000.

11.    Segment Information

The Company operates in a single industry as a corporation engaged in the acquisition, exploration and development of primarily silver mineral interests. The Company has mineral property interests in Mexico. The Company’s reportable segments are based on the Company’s mineral interests and management structure and include Mexico and Corporate segments. The Mexico segment engages in the exploration, development and operation of the Company’s Mexican mineral properties and includes the Company’s investment in its LGJV. Financial information relating to the Company’s segments is as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Mexico	Corporate	Total	Mexico	Corporate	Total
General and administrative	187	7,307	7,494	108	5,825	5,933
Amortization	3	—	3	—	44	44
Equity income in affiliates	(9,437)	—	(9,437)	(8,930)	—	(8,930)
Net other (income) expense	(12)	(1,336)	(1,348)	23	(1,099)	(1,076)
Income tax expense	—	—	—	—	525	525
Total assets	36,872	342,378	379,250	103,870	254,172	358,042

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$26	$—	$26	$110	$—	$110
General and administrative	425	18,732	19,157	1,497	15,470	16,967
Amortization	10	64	74	1	131	132
Equity income in affiliates	(15,922)	—	(15,922)	(24,527)	—	(24,527)
Net other (income) expense	(88)	(3,777)	(3,865)	37	(3,369)	(3,332)
Income tax expense	—	—	—	—	865	865
Total assets	36,872	342,378	379,250	103,870	254,172	358,042

12.    Investment in Affiliates

During the three months ended September 30, 2023 and 2022, the Company recognized $9,437 and $8,930 of income, respectively, and during the nine months ended September 30, 2023 and 2022, the Company recognized $15,922 and $24,527 of income, respectively, on its investment in the LGJV, representing its ownership share of the LGJV results, including the effect of the priority distribution payment. The equity income or loss in affiliates includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV. This basis difference is being amortized as the LGJV proven and probable reserves are processed.

On September 6, 2023, the Company reported an updated mineral reserve and mineral resource estimate and life of mine plan for the Cerro Los Gatos mine with an effective date of July 1, 2023. The mine life was extended by 2.75 years and significantly increased the mineral resource. This change in estimate has been applied prospectively, effective July 1, 2023, and resulted in a reduction of depletion, depreciation and amortizations expense of $4,331, and reduction in the deferred tax expense of $4,855 in the three and nine months period ended September 30, 2023.

On July 20, 2023, the LGJV made a $50,000 capital distribution to the LGJV partners, of which the Company’s share was $35,000.

In April and July 2022, the LGJV paid two dividends of $20,000 and $15,000 to its partners, respectively. The Company’s share of the first dividend was $14,000, before withholding taxes of $700. A payment of $7,365 was subsequently made to Dowa to cover the full amount of the reduced initial priority distribution due, for a net dividend received of $5,935. The Company's share of the second dividend was $9,975 before withholding taxes of $525.

The LGJV combined balance sheets as of September 30, 2023, and December 31, 2022, the combined statements of income for the three and nine months ended September 30, 2023 and 2022, and the statement of cash flows for the nine months ended September 30, 2023 and 2022 are as follows:

LOS GATOS JOINT VENTURE
COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$47,033	$34,936
Receivables	9,930	26,655
Inventories	12,790	11,542
VAT receivable	12,142	21,531
Income tax receivable	30,590	27,039
Other current assets	3,595	4,138
Total current assets	116,080	125,841
Non-Current Assets
Mine development, net	236,125	232,515
Property, plant and equipment, net	176,382	198,600
Total non-current assets	412,507	431,115
Total Assets	$528,587	$556,956
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$37,136	$46,751
Related party payable	1,062	1,792
Equipment loans	—	480
Total current liabilities	38,198	49,023
Non-Current Liabilities
Lease liability	208	268
Asset retirement obligation	14,868	15,809
Deferred tax liabilities	6,318	1,354
Total non-current liabilities	21,394	17,431
Owners’ Capital
Capital contributions	490,638	540,638
Paid-in capital	18,179	18,186
Accumulated deficit	(39,822)	(68,322)
Total owners’ capital	468,995	490,502
Total Liabilities and Owners’ Capital	$528,587	$556,956

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$67,038	$73,926	$195,162	$218,730
Expenses
Cost of sales	31,446	28,625	83,255	81,550
Royalties	298	327	1,024	2,739
Exploration	998	1,881	2,118	6,235
General and administrative	4,355	3,431	12,693	9,846
Depreciation, depletion and amortization	16,712	19,943	59,558	52,340
Total expenses	53,809	54,207	158,648	152,710
Other (income) expense
Interest expense	343	103	484	368
Accretion expense	273	276	866	827
Other income	(610)	—	(1,134)	—
Foreign exchange gain	(946)	(323)	(2,016)	(57)
Total other (income) expense	(940)	56	(1,800)	1,138

Income before taxes	14,169	19,663	38,314	64,882
Income tax (recovery) expense	(884)	6,702	9,814	22,488
Net income	$15,053	$12,961	$28,500	$42,394

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$28,500	$42,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	59,558	52,340
Accretion	866	827
Deferred taxes	4,743	11,733
Unrealized gain on foreign currency rate change	(5,007)	(621)
Other	(6)	(183)

Changes in operating assets and liabilities:
VAT receivable	11,215	33,940
Receivables	16,725	(1,149)
Inventories	(1,429)	(185)
Unearned revenue	—	(1,714)
Other current assets	403	(295)
Income tax receivable	(633)	(25,455)
Accounts payable and other accrued liabilities	(8,585)	9,414
Payables to related parties	(730)	(1,016)
Accrued interest	(11)	(30)
Asset Retirement Obligation	(1,820)	—
Net cash provided by operating activities	103,789	120,000

Cash flows from investing activities:
Mine development	(27,151)	(32,814)
Purchase of property, plant and equipment	(13,506)	(28,754)
Materials and supplies inventory	(503)	(335)
Net cash used by investing activities	(41,160)	(61,903)

Cash flows from financing activities:
Lease payments	(45)	—
Equipment loan payments	(487)	(4,712)
Capital distribution	(50,000)	—
Partner dividends	—	(35,000)
Net cash used by financing activities	(50,532)	(39,712)

Increase in cash and cash equivalents	12,097	18,385
Cash and cash equivalents, beginning of period	34,936	20,280
Cash and cash equivalents, end of period	$47,033	$38,665
Interest paid	$484	$221
Interest earned	$1,147	—

13.     Subsequent Events

On October 30, 2023, the LGJV made a $35,000 capital distribution to the LGJV partners, of which the Company’s share was $24,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company’s condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Report”) and the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”), filed with the Securities and Exchange Commission (“SEC”) on June 26, 2023, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, filed with the SEC on June 28, 2023 and August 9, 2023, respectively.

Forward-Looking Statements

This Report contains statements that constitute “forward looking information” and “forward-looking statements” within the meaning of U.S. and Canadian securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “may,” “might,” “could,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include, but are not limited to, the following:

•estimates of future mineral production and sales;
•estimates of future production costs, other expenses and taxes for specific operations and on a consolidated basis;
•estimates of future cash flows and the sensitivity of cash flows to gold, copper, silver, lead, zinc and other metal prices;
•estimates of future capital expenditures, construction, production or closure activities and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding or timing thereof;
•estimates as to the projected development of certain ore deposits, including the timing of such development, the costs of such development and other capital costs, financing plans for these deposits and expected production commencement dates;
•estimates of mineral reserves and mineral resources statements regarding future exploration results and mineral reserve and mineral resource replacement and the sensitivity of mineral reserves to metal price changes;
•statements regarding the availability of, and terms and costs related to, future borrowing or financing and expectations regarding future debt repayments;
•statements regarding future dividends and returns to shareholders;
•estimates regarding future exploration expenditures, programs and discoveries;
•statements regarding fluctuations in financial and currency markets;
•estimates regarding potential cost savings, productivity, operating performance and ownership and cost structures;
•expectations regarding statements regarding future transactions, including, without limitation, statements related to future acquisitions and projected benefits, synergies and costs associated with acquisitions and related matters;
•expectations of future equity and enterprise value;
•expectations regarding the start-up time, design, mine life, production and costs applicable to sales and exploration potential of our projects;
•statements regarding future hedge and derivative positions or modifications thereto;
•statements regarding local, community, political, economic or governmental conditions and environments;
•statements regarding the outcome of any legal, regulatory or judicial proceeding;
•statements regarding the impacts of changes in the legal and regulatory environment in which we operate, including, without limitation, relating to regional, national, domestic and foreign laws;
•statements regarding climate strategy and expectations regarding greenhouse gas emission targets and related operating costs and capital expenditures;
•statements regarding expected changes in the tax regimes in which we operate, including, without limitation, estimates of future tax rates and estimates of the impacts to income tax expense, valuation of deferred tax assets and liabilities, and other financial impacts;
•estimates of income taxes and expectations relating to tax contingencies or tax audits;
•estimates of future costs, accruals for reclamation costs and other liabilities for certain environmental matters, including without limitation, in connection with water treatment and tailings management;
•statements relating to potential impairments, revisions or write-offs, including without limitation, the result of fluctuation in metal prices, unexpected production or capital costs, or unrealized mineral reserve potential;
•estimates of pension and other post-retirement costs;

•statements regarding estimates of timing of adoption of recent accounting pronouncements and expectations regarding future impacts to the financial statements resulting from accounting pronouncements;
•estimates of future cost reductions, synergies, savings and efficiencies in connection with full potential programs and initiatives; and
•expectations regarding future exploration and the development, growth and potential of operations, projects and investments, including in respect of the Cerro Los Gatos ("CLG") and the Los Gatos District ("LGD").

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

All forward-looking statements speak only as of the date on which they are made. These statements are not a guarantee of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. Such factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Report and those described from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”), including, but not limited to, our 2022 10-K. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. Undue reliance should not be placed on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, except as required by law. Certain forward-looking statements are based on assumptions, qualifications and procedures which are set out only in the 2023 Technical Reports. For a complete description of assumptions, qualifications and procedures associated with such information, reference should be made to the full text of the 2023 Technical Reports.

Third Quarter and Year to Date 2023 Highlights

Gatos Silver

Third Quarter and Year to Date 2023

•Net income of $3.3 million for the three months ended September 30, 2023, compared to $3.5 million in the same period of the prior year due to an increase in general and administrative expenses related to non-cash stock-based compensation, partly offset by higher equity income from the LGJV, higher interest income and a decrease in income tax expense;
•Earnings before interest, tax, depreciation and amortization (“EBITDA”)1 were $3.6 million in the three months ended September 30, 2023, compared to $4.2 million in 2022;
•Net income of $0.5 million for the nine months ended September 30, 2023, compared to $9.8 million for the nine months ended September 30, 2022;
•EBITDA for the nine months ended September 30, 2023, was $1.3 million, compared to $11.2 million in the same period in 2022;
•The cash balance at September 30, 2023, was $33.5 million, compared to $17.0 million at December 31, 2022, and the Company had $50.0 million available for withdrawal from its Credit Facility;
•The cash balance at October 31, 2023, was $57.7 million after receipt of a capital distribution of $24.5 million from the LGJV on October 30, 2023.

1 "See Non-GAAP Financial Measures" below

LGJV (100% basis)

Operational highlights

Third Quarter 2023

•CLG produced 2.2 million ounces of silver, 9.5 million pounds of lead and 13.8 million pounds of zinc for the three months ended September 30, 2023, compared to 2.7 million ounces of silver, 12.2 million pounds of lead and 17.8 million pounds of zinc for the three months ended September 30, 2022. The lower production is primarily due to lower ore grades in 2023, as expected in the mine plan;
•Mill throughput equaled CLG's previous quarterly record, averaging 2,916 tonnes per day during the third quarter of 2023. The processing plant processed 268,312 tonnes, a 2% increase compared to 263,331 in the third quarter of 2022;
•The LGJV completed the construction of the zinc concentrate fluorine leach plant, which was commissioned in July 2023;
•On September 6, 2023, the Company reported an updated mineral reserve and mineral resource estimate and life of mine plan for the Cerro Los Gatos mine with an effective date of July 1, 2023. The mine life was extended by 2.75 years and significantly increased the mineral resource. On October 20, 2023, in support of the updated mineral reserve and mineral resource estimates, the Company filed a technical report summary prepared in accordance with subpart 1300 of Regulation S-K and a corresponding technical report prepared in accordance National Instrument 43-101 (collectively, the “2023 Technical Reports”);
•Exploration and definition drilling continued in the third quarter of 2023, with the focus on CLG mine life extension. A seventh surface drill rig has been mobilized to site, with five of these rigs continuing to be active on conversion drilling of the South-East Deeps inferred resource. The other two rigs will be focused on near mine exploration targets during the fourth quarter of 2023;
•Greenfields exploration work in the Los Gatos District continues to identify additional new high priority targets, including Lince, El Valle and San Luis.

Year to Date 2023

•CLG produced 6.65 million ounces of silver, 28.7 million pounds of lead and 42.7 million pounds of zinc for the nine months ended September 30, 2023, compared to 7.4 million ounces of silver, 34.2 million pounds of lead and 47.1 million pounds of zinc for the nine months ended September 30, 2022. The lower production is primarily due to lower ore grades in 2023, as expected in the mine plan;
•The processing plant processed 794,082 tonnes, an increase of 12% compared to 709,666 for the nine months ended September 30, 2022.

Financial highlights

Third Quarter 2023

•Revenue of $67.0 million for the three months ended September 30, 2023, decreased by 9% compared to the three months ended September 30, 2022, due to decreases in sales volumes and average realized zinc prices, partly offset by an increase in the average realized prices for silver, lead and gold;
•Cost of sales totaled $31.4 million for the three months ended September 30, 2023, an increase of 10% compared to the same period in 2022. The increase is primarily due to higher processing costs as a result of higher mill throughput and the strengthening of the Mexican peso against the U.S. dollar and inflationary cost pressures, partly offset by cost reduction initiatives as part of continuous improvement efforts;
•For the three months ended September 30, 2023, co-product all-in-sustaining cost per ounce of payable silver equivalent and by-product all-in-sustaining cost per ounce of payable silver increased to $17.64 and $14.71, respectively, compared to $13.13 and $10.04 for the three months ended September 30, 2022, respectively. The increases are primarily due to lower by-product credits (lead and zinc revenue);
•LGJV net income totaled $15.1 million in the three months ended September 30, 2023, compared to $13.0 million in the same period in 2022. Lower revenue for the quarter was offset by lower income tax expense and lower depreciation, depletion and amortization expense as a result of the increase in the mineral reserves and the extension of the life of the mine;
•EBITDA for the three months ended September 30, 2023, was $31.2 million, compared to $39.7 million in 2022, primarily due to lower revenue in the third quarter of 2023;
•Cash provided by operating activities was $29.4 million and $38.5 million for the three months ended September 30, 2023 and 2022, respectively. The $9.1 million decrease in cash provided by operating activities was primarily due to the decrease in revenue for the three months ended September 30, 2023, compared to the prior year period; and

◦The LGJV’s free cash flow for the three months ended September 30, 2023, was $14.3 million, compared to $14.7 million in the comparable period of 2022, primarily due to lower expenditures on mine development and property plant and equipment in 2023.

Year to Date 2023

•Revenue of $195.2 million decreased by 11% for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to lower sales volumes and a decrease in the realized average zinc price, partly offset by an increase in the realized average silver price;
•Cost of sales totaled $83.3 million for the nine months ended September 30, 2023, and was similar to the $81.6 million in the same period in 2022;
•For the nine months ended September 30, 2023, co-product all-in sustaining cost per ounce of payable silver equivalent and by-product all-in sustaining cost per ounce of payable silver increased to $15.81 and $11.40, respectively, compared to $14.15 and $9.49 for the nine months ended September 30, 2022. The increases are primarily due to lower by-product credits (lead and zinc revenue);
•LGJV net income totaled $28.5 million in the nine months ended September 30, 2023, compared to $42.4 million in the same period in 2022, primarily due to lower revenue and higher depreciation, depletion and amortization in 2023;
•EBITDA for the nine months ended September 30, 2023, was $98.4 million, compared to $117.6 million in 2022, primarily due to lower revenue in 2023;
•Cash provided by operating activities was $103.8 million and $120.0 million for the nine months ended September 30, 2023 and 2022, respectively. The $16.2 million decrease in cash provided by operating activities was primarily due to the decrease in revenue for the nine months ended September 30, 2023, compared to the prior year period;
•The LGJV’s free cash flow for the nine months ended September 30, 2023, was $62.6 million, compared to $58.1 million in the comparable period of 2022, primarily due to lower expenditures on mine development and property plant and equipment in 2023.

2023 Guidance Update

Gatos Silver is increasing its full year 2023 guidance for silver production and silver equivalent production as a result of good operational performance in the first month of the fourth quarter and recent optimization of the mine plan.

Silver production is now expected to be between 8.8 and 9.3 million ounces compared with original guidance of 7.4 to 8.2 million ounces. This represents an increase of 19% at the low end of the range and 13% at the high end. Silver equivalent production is now expected to be between 13.8 and 14.6 million ounces, compared with original guidance of 12.4 to 13.8 million silver equivalent ounces. This represents an increase of 11% at the low end of the range and 6% at the high end.

Based on the revised mine plan sequencing at CLG, the Company expects full year zinc and gold production to be near the low end of the original guidance range of 57 to 63 million pounds and 5.4 to 6.2 thousand ounces respectively. Full year lead production is expected to be within the upper half of the original guidance range of 36 to 40 million pounds.

The Company expects full year co-product and by-product AISCs to remain in the lower half of our original guidance ranges of $15.50 to $17.50 per ounce of payable silver equivalent and $11.00 to $13.00 per ounce of payable silver, with costs in the fourth quarter expected to be similar to the third quarter.

The Company remains on track to achieve sustaining capital expenditure guidance at CLG of $45 million in 2023 with $29.9 million spent in the first nine months of 2023.

Results of Operations

Results of operations Gatos Silver

The following table presents certain selected financial information for the three and nine months ended September 30, 2023 and 2022. In accordance with generally accepted accounting principles in the United States (‘‘U.S. GAAP’’), these financial results represent the consolidated results of operations of our Company and its subsidiaries.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands expect per share data)	2023	2022	2023	2022
Expenses
Exploration	$—	$—	$26	$110
General and administrative	7,494	5,933	19,157	16,967
Amortization	3	44	74	132
Total expenses	7,497	5,977	19,257	17,209
Other income
Equity income in affiliates	9,437	8,930	15,922	24,527
Other income, net	1,348	1,076	3,865	3,332
Net other income	10,785	10,006	19,787	27,859
Income before taxes	3,288	4,029	530	10,650
Income tax expense	—	525	—	865
Net income	$3,288	$3,504	$530	$9,785
Net income per share (basic)	$0.05	$0.05	$0.01	$0.14
Net income per share (diluted)	$0.05	$0.05	$0.01	$0.14
EBITDA[1]	3,623	4,215	1,283	11,150
Net cash (used) provided by operating activities	(1,670)	7,992	(9,535)	8,680
Free cash flow[1]	$33,330	$7,992	$25,465	$8,653
__________________________
1.See “Non-GAAP Financial Measures” below.

Gatos Silver

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

General and administrative expenses

During the three months ended September 30, 2023, the Company incurred general and administration expense of $7.5 million compared to $5.9 million for the three months ended September 30, 2022. The $1.6 million increase is primarily due to $1.8 million of non-cash stock-based compensation expense as a result of a September 2023 equity grant, after an extended blackout period, partly offset by lower consulting fees of $0.2 million during the period.

Equity income in affiliates

The increase in equity income resulted primarily from the LGJV recording net income of $15.1 million for the three months ended September 30, 2023, compared to $13.0 million for the three months ended September 30, 2022. See “Results of operations LGJV” below.

Other income, net

Other income for the three months ended September 30, 2023 and 2022, consists primarily of management fees of $1.3 million from the LGJV.

Net income

For the quarter ended September 30, 2023, the Company recorded a net income of $3.3 million, or $0.05 per share, compared to a net income of $3.5 million, or $0.05 per share, for the quarter ended September 30, 2022. The decrease is mainly due to the increase in general and administrative expenses as described above.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

General and administrative expenses

During the nine months ended September 30, 2023, the Company incurred general and administration expenses of $19.2 million, compared to $17.0 million for the nine months ended September 30, 2022. The increase was primarily due to $1.8 million of non-cash stock-based compensation expense incurred as a result of a September 2023 equity grant, after an extended blackout period.

Equity income in affiliates

The decrease in equity income resulted primarily from the LGJV recording lower net income of $28.5 million for the nine months ended September 30, 2023, compared to $42.4 million for the nine months ended September 30, 2022. See “Results of operations LGJV” below.

Other income, net

Other income for the nine months ended September 30, 2023 and 2022, consists primarily of $3.8 in management fees the Company receives from the LGJV.

Net income

For the nine months ended September 30, 2023, the Company recorded a net income of $0.5 million, or $0.01 per share, compared to net income of $9.8 million, or $0.14 per share, for the nine months ended September 30, 2022, mainly due to the decrease in equity income in affiliates and higher general and administrative expenses, as described above.

Results of operations LGJV

The following table presents operational information and select financial information of the LGJV for the three and nine months ended September 30, 2023 and 2022. The financial and operational information of the LGJV and CLG is shown on a 100% basis.

Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$67,038	$73,926	$195,162	$218,730
Cost of sales	31,446	28,625	83,255	81,550
Royalties	298	327	1,024	2,739
Exploration	998	1,881	2,118	6,235
General and administrative	4,355	3,431	12,693	9,846
Depreciation, depletion and amortization	16,712	19,943	59,558	52,340
Other (income) expense	(940)	56	(1,800)	1,138
Income tax (recovery) expense	(884)	6,702	9,814	22,488
Net income	$15,053	$12,961	$28,500	$42,394
EBITDA[1]	31,224	39,709	98,356	117,590
Net cash provided by operating activities	29,424	38,477	103,789	120,000
Free cash flow[1]	14,256	14,723	62,629	58,097
Sustaining capital	9,128	17,086	29,870	57,036
Resource development drilling expenditures	$3,452	$—	$10,499	$—
_________________________________
1.See “Non-GAAP Financial Measures” below.

Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except where otherwise stated)	2023	2022	2023	2022
Tonnes milled (dmt)	268,312	263,331	794,082	709,666
Tonnes milled per day (dmt)	2,916	2,862	2,909	2,600
Average Grades
Silver grade (g/t)	285	356	293	361
Zinc grade (%)	3.82	4.70	3.92	4.61
Lead grade (%)	1.84	2.38	1.85	2.45
Gold grade (g/t)	0.30	0.34	0.29	0.34
Contained Metal
Silver ounces (millions)	2.22	2.70	6.65	7.40
Zinc pounds - in zinc conc. (millions)	13.8	17.8	42.7	47.1
Lead pounds - in lead conc. (millions)	9.5	12.2	28.7	34.2
Gold ounces - in lead conc. (thousands)	1.28	1.40	3.86	3.98
Recoveries[1]
Silver - in both lead and zinc concentrates	90.3%	89.6%	89.1%	89.9%
Zinc - in zinc concentrate	61.1%	65.4%	62.3%	65.4%
Lead - in lead concentrate	87.4%	88.5%	88.4%	89.4%
Gold - in gold concentrate	49.2%	48.9%	52.7%	51.3%
Average realized price per silver ounce[2]	$24.24	$17.69	$25.08	$20.48
Average realized price per zinc pound[2]	$0.89	$1.25	$1.10	$1.73
Average realized price per lead pound[2]	$0.97	$0.79	$0.98	$0.90
Average realized price per gold ounce[2]	$1,885	$1,682	$1,828	$1,708
Co-product cash cost per ounce of payable silver equivalent[3]	$14.42	$9.10	$12.43	$9.32
By-product cash cost per ounce of payable silver[3]	$10.04	$3.28	$6.42	$1.13
Co-product AISC per ounce of payable silver equivalent[3]	$17.64	$13.13	$15.81	$14.15
By-product AISC per ounce of payable silver[3]	$14.71	$10.04	$11.40	$9.49
_________________________________
1.Recoveries are reported for payable metals in the identified concentrate.
2.Realized prices include the impact of final settlement adjustments from sales.
3.See “Non-GAAP Financial Measures” below.

LGJV

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

Revenue

The LGJV’s concentrate sales for the three months ended September 30, 2023 and 2022, are summarized below:

	Three Months Ended September 30,
(in thousands)	2023	2022
Lead concentrate revenue	$54,141	$53,619
Zinc concentrate revenue	14,522	21,426
Treatment and refining charges	(4,793)	(6,230)
Subtotal	63,870	68,815
Provisional revenue adjustments	3,168	5,111
Total Revenue	$67,038	$73,926

Revenue decreased by 9% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease in revenue is primarily due to decrease in sales volume of silver, zinc and lead of 23%, 19% and 27%, respectively, due to lower grades, and a decrease in the average realized zinc price of 29%, partly offset by an increase in average realized silver price and average realized lead price of 37% and 23%, respectively. Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement.

Cost of sales

Cost of sales increased by 10% primarily due to increased processing costs as a result of higher mill throughput, the strengthening of the Mexican peso against the U.S. dollar and inflationary cost pressures in the period, partly offset by cost reduction initiatives as part of continuous improvement efforts. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver for the three months ended September 30, 2023, increased to $14.42 and $10.04, respectively, primarily due to lower contribution from by-products.

Royalties

Royalty expense decreased by 9% for the three months ended September 30, 2023, compared to the same period in 2022 due to lower revenue in the third quarter of 2023.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023, were $0.9 million higher as compared to the three months ended September 30, 2022, due to a $0.4 million increase in salaries, a $0.2 million increase in concession costs associated with changes in government regulations, a $0.2 million increase in the other expenses, the strengthening of the Mexican peso against the U.S. dollar and inflationary cost pressures in the period.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense decreased by approximately 16% primarily due to the increase in mineral reserves and the extension of life of mine.. The reduced depreciation was partly offset by depreciation on the leaching plant commissioned in July 2023.

Exploration

Exploration expense for the three months ended September 30, 2023, was $0.9 million lower than in 2022, mainly due to reduced green-field exploration as the focus has been on the ongoing resource expansion drilling of the South-East Deeps zone at CLG.

Other (income) expense

Other income of $0.9 million for the three months ended September 30, 2023, compared to other expense of $0.1 million for the three months ended September 30, 2022, was primarily due to interest income earned on higher cash balances, higher interest rates and an increase in account balances denominated in Mexican pesos, resulting in a gain on foreign exchange for the period.

Income tax (recovery) expense

An income tax recovery of $0.9 million was recorded for the three months ended September 30, 2023, compared to income tax expense of $6.7 million for the three months ended September 30, 2022. The recovery is due to the reduction in the valuation allowance on the deferred tax assets related to property plant and equipment and mine development as result of the increase in the mineral reserves and resources at CLG allowing for additional future income tax deductions to be realized.

Net income

For the three months ended September 30, 2023, the LGJV had net income of $15.1 million compared to $13.0 million for the three months ended September 30, 2022. The change in net income was primarily due to decrease in income tax expense, depreciation, depletion and amortization, exploration expense, a gain on foreign exchange and an increase in interest income earned, partly offset by a decrease in revenue, and an increase in cost of sales and general and administration expenses.

Sustaining capital

For the three months ended September 30, 2023, sustaining capital expenditures primarily consisted of $5.0 million on mine development and $4.0 million on infrastructure and equipment, including construction of a fluorine leach plant of $0.3 million, mine dewatering of $0.5 million, the construction of underground power distribution of $0.5 million, the construction of a ventilation raise of $0.2 million, and mining equipment of $2.1 million. During the three months ended September 30, 2022, sustaining capital expenditures primarily consisted of $7.1 million on mine development, $4.3 million on the construction of the paste-fill plant, $2.3 million on the construction of the raise of the tailings storage facility, $0.4 million on an underground power distribution infrastructure and $0.3 million on the construction of a ventilation raise

Resource development drilling expenditures

For the three months ended September 30, 2023, resource development drilling expenditures primarily related to resource expansion drilling of the South-East Deeps zone at CLG. There were no resource development drilling expenditures for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

Revenue

The LGJV’s concentrate sales for the nine months ended September 30, 2023 and 2022, are summarized below, in thousands:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Lead concentrate revenue	$169,085	$164,706
Zinc concentrate revenue	52,519	77,404
Treatment and refining charges	(12,865)	(16,074)
Subtotal	208,739	226,036
Provisional revenue adjustments	(13,577)	(7,306)
Total Revenue	$195,162	$218,730

Revenue decreased by 11% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily as a result of a decrease in sales volumes of silver and lead of 12% and 18%, respectively, due to lower grades, a decrease in average zinc price of 36%, partly offset by increase in realized average silver price of 22%. In addition, commodity prices decreased from period to period resulting in an unfavorable increase in the provisional revenue adjustment.

Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement.

Cost of sales

Cost of sales increased by 2% primarily due to increasing processing costs as a result of higher mill throughput, the strengthening of the Mexican peso against the U.S. dollar and inflationary cost pressures in the period, partly offset by cost reduction initiatives as part of continuous improvement efforts. Co-product cash cost per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver increased to $12.43 and $6.42, respectively, primarily due to lower contribution from by-products due to substantially lower realized zinc prices.

Royalties

Royalty expense decreased by $1.7 million for the nine months ended September 30, 2023, due to lower revenue and a reduction of the royalty percentage in June 2022, based on the terms of the royalty agreement.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2023, were $2.8 million higher compared to the nine months ended September 30, 2022. The increase was primarily due to audit fees of $0.6 million, consulting fees of $0.3 million related to the restatement of 2021 annual and 2022 quarterly financial statements, $0.8 million increase in salaries, $0.5 million increase in insurance, $0.4 million increase in concessions costs associated with changes in government regulations and $0.2 million increase in the other expenses.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by 14% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to commissioning of the third tailing storage facility, the paste plant and the leaching plant in December 2022, March 2023 and July 2023, respectively. This increase was partly offset by the reduction in depreciation, depletion and amortization in the third quarter of 2023 related to the increase in mineral reserves and the extension of the life of the mine.

Exploration

Exploration expense for the nine months ended September 30, 2023, was $4.1 million lower as compared to the nine months ended September 30, 2022, primarily due to reduced green-field exploration, as the focus during the first nine months of 2023 was on the ongoing resource expansion drilling of the South-East Deeps Zone at CLG.

Other (income) expense

Other income was $1.8 million for the nine months ended September 30, 2023, compared to other expense of $1.1 million for the nine months ended September 30, 2022. The increase in other income was primarily due to interest income earned on higher cash balances and higher interest rates and an increase in account balances denominated in Mexican pesos, resulting in a gain on foreign exchange for the period.

Income tax (recovery) expense

Income tax expense decreased by $12.7 million for the nine months ended September 30, 2023, compared to September 30, 2022, primarily due to the reduction in the valuation allowance on the deferred tax assets related to property plant and equipment and mine development as a result of the increase in the mineral reserves and resources at CLG allowing for additional future income tax deductions to be realized.

Net income

For the nine months ended September 30, 2023, the LGJV had net income of $28.5 million compared to $42.4 million for the nine months ended September 30, 2022. The decrease in net income was primarily due to a decrease in revenues and increases in cost of sales, depreciation, depletion and amortization, and general and administrative expenses, partly offset by decreases in income tax expense, royalties, exploration, an increased gain on foreign exchange and interest income.

Sustaining capital

For the nine months ended September 30, 2023, sustaining capital expenditures primarily consisted of $16.2 million on mine development and $13.6 million on infrastructure and equipment including construction of a fluorine leach plant of $3.6 million, construction of ventilation raise of $0.6 million, underground power distribution of $1.1 million, mine dewatering of $1.9 million and mining equipment of $5.3 million. During the nine months ended September 30, 2022, sustaining capital expenditures primarily consisted of $21.7 million of mine development, $17.9 million on the construction of the paste-fill plant, $8.1 million on the construction of the raise of the tailings storage facility, $2.0 million on underground power distribution infrastructure and $1.7 million on the construction of a ventilation raise.

Resource development drilling expenditures

For the nine months ended September 30, 2023, resource development drilling expenditures primarily related to resource expansion drilling of the South-East Deeps zone at CLG. There were no resource development drilling expenditures for the nine months ended September 30, 2022.

Cash Flows

Gatos Silver

The following table presents summarized information relating to the Company’s cash flows for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided (used) by
Operating activities	$(9,535)	$8,680
Investing activities	35,000	(27)
Financing activities	(9,000)	—
Total change in cash	$16,465	$8,653
Cash and cash equivalents, beginning of period	$17,004	$6,616
Cash and cash equivalents, end of period	$33,469	$15,269

The cash balance at September 30, 2023, increased to $33.5 million from $17.0 million at December 31, 2022.

For the nine months ended September 30, 2023, $9.5 million of cash was used by operating activities, compared to $8.7 million provided by operating activities in the nine months ended September 30, 2022, largely due to a $15.9 million net dividend received from the LGJV in the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, cash provided by investing activities of $35.0 million is due to the receipt of a capital distribution from the LGJV on July 20, 2023.

Free cash flow for nine months ended September 30, 2023 increased to $25.5 million from $8.7 million for nine months ended September 30, 2022, primarily due to the receipt of a capital distribution from LGJV on July 20, 2023.

Cash used by financing activities for the nine months ended September 30, 2023, of $9.0 million represents the repayment of the outstanding balance of the Credit Facility on July 21, 2023.

LGJV

The following table presents summarized information relating to the LGJV’s cash flows for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided (used) by
Operating activities	$103,789	$120,000
Investing activities	(41,160)	(61,903)
Financing activities	(50,532)	(39,712)
Total change in cash	$12,097	$18,385
Cash and cash equivalents, beginning of period	$34,936	$20,280
Cash and cash equivalents, end of period	$47,033	$38,665

The LGJV cash balance at September 30, 2023 increased to $47.0 million, from $34.9 million at December 31, 2022.

Cash provided by operating activities was $103.8 million and $120.0 million for the nine months ended September 30, 2023 and 2022, respectively. The $16.2 million decrease in cash provided by operating activities was primarily due to the decrease in revenue for the nine months ended September 30, 2023, compared to the prior year period.

Cash used by investing activities was $41.2 million and $61.9 million for the nine months ended September 30, 2023 and 2022, respectively. In the nine months ended September 30, 2023, $13.5 million were property, plant and equipment expenditures and $27.2 million were mine development expenditures, of which $10.5 million was associated with capitalized development drilling. In the nine months ended September 30, 2022, $28.8 million was property, plant and equipment expenditures and $32.8 million was mine development expenditures. e

The LGJV’s free cash flow for the nine months ended September 30, 2023, was $62.6 million, compared to $58.1 million in the comparable period of 2022. Lower revenues for the nine months ended September 30, 2023, was more than offset by lower capital expenditures, resulting in the increase in free cash flow in 2023.

Cash used by financing activities was $50.5 million and $39.7 million for the nine months ended September 30, 2023 and 2022, respectively. The $50.5 million use of cash was primarily due to the capital distribution of $50.0 million to the LGJV partners in July 2023, compared to $35.0 million dividend payments made during the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, and December 31, 2022, the Company had cash and cash equivalents of $33.5 million and $17.0 million, respectively. The increase in cash and cash equivalents of $16.5 million is due to a $35.0 million capital distribution received from the LGJV in 2023, partly offset by the $9.0 million repayment of the outstanding balance of the Credit Facility on July 21, 2023 and general and administrative expenses incurred in the period. The Company has $50.0 million available to be drawn under the Credit Facility.

On October 31, 2023, the Company’s cash and cash equivalents were $57.7 million after receipt of a capital distribution of $24.5 million from the LGJV on October 30, 2023. The LGJV had cash and cash equivalents of $20.9 million on October 31, 2023, after the capital distribution of $35.0 million to its partners on October 30, 2023. We believe the Company has sufficient cash and access to borrowings and other resources to carry out its business plans for at least the next 12 months. The Company manages liquidity risk through the Credit Facility and the management of its capital structure.

Contractual Obligations

There have been no changes from the contractual obligations described in our 2022 10-K.

Critical Accounting Policies

Please refer to Note 2 Summary of Significant Accounting Policies in our condensed consolidated financial statements included in this Report and the 2022 10-K for discussion of our critical accounting policies and estimates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except where otherwise stated)	2023	2022	2023	2022
Cost of sales	$31,446	$28,625	$83,255	$81,550
Royalties	298	327	1,024	2,739
Exploration	998	1,881	2,118	6,235
General and administrative	4,355	3,431	12,693	9,846
Depreciation, depletion and amortization	16,712	19,943	59,558	52,340
Total expenses	$53,809	$54,207	$158,648	$152,710
Depreciation, depletion and amortization	(16,712)	(19,943)	(59,558)	(52,340)
Exploration[1]	(998)	(1,881)	(2,118)	(6,235)
Treatment and refining costs[2]	4,793	6,230	12,865	16,074
Cash costs (A)	$40,892	$38,613	$109,837	$110,209
Sustaining capital[5]	9,128	17,086	29,870	57,036
All-in sustaining costs (B)	$50,020	$55,699	$139,707	$167,245
By-product credits[3]	(21,246)	(30,304)	(71,407)	(102,539)
AISC, net of by-product credits (C)	$28,774	$25,395	$68,300	$64,706
Cash costs, net of by-product credits (D)	$19,646	$8,309	$38,430	$7,670

Payable ounces of silver equivalent[4] (E)	2,835	4,243	8,837	11,822
Co-product cash cost per ounce of payable silver equivalent (A/E)	$14.42	$9.10	$12.43	$9.32
Co-product AISC per ounce of payable silver equivalent (B/E)	$17.64	$13.13	$15.81	$14.15

Payable ounces of silver (F)	$1,956	$2,529	$5,989	$6,815
By-product cash cost per ounce of payable silver (D/F)	$10.04	$3.28	$6.42	$1.13
By-product AISC per ounce of payable silver (C/F)	$14.71	$10.04	$11.40	$9.49
_________________________________
1.Exploration costs are not related to current mining operations.
2.Represent reductions on customer invoices and included in Revenue of the LGJV combined statement of operations.
3.By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period, which includes any final settlement adjustments from prior periods.
4.Payable silver equivalents utilize the average realized prices during the nine months ended September 30, 2023, of $25.08/oz silver, $1.10/lb zinc, $0.98/lb lead and $1,828/oz gold and the average realized prices during the three months ended September 30, 2023, of $24.24/oz silver, $0.89/lb zinc, $0.97/lb lead and $1,885/oz gold. Payable silver equivalents utilize the average realized prices during the nine months ended September 30, 2022, of $20.48/oz silver, $1.73/lb zinc, $0.90/lb lead and $1,708/oz gold and the average realized prices during the three months ended September 30, 2022, of $17.69/oz silver, $1.25/lb zinc, $0.79/lb lead and $1,682/oz gold. Realized prices include the impact of final settlement adjustments from prior period sales.
5.Sustaining capital excludes resource development drilling costs related to resource development drilling of the South- East Deeps zone.

The Company does not provide a reconciliation of forward-looking co-product and by-product AISC guidance, due to the inherent difficulty in forecasting and quantifying certain amounts that are necessary for such reconciliation.

EBITDA

Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. EBITDA does not represent, and should not be considered an alternative to, net income or cash flow from operations as determined under GAAP. The table below reconciles EBITDA, a non-GAAP measure to Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$3,288	$3,504	$530	$9,785
Interest expense	332	142	679	368
Income tax expense	—	525	—	865
Depreciation, depletion and amortization	3	44	74	132
EBITDA	$3,623	$4,215	$1,283	$11,150

The table below reconciles of EBITDA, a non-GAAP measure, to the LGJV’s Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$15,053	$12,961	$28,500	$42,394
Interest expense	343	103	484	368
Income tax (recovery) expense	(884)	6,702	9,814	22,488
Depreciation, depletion and amortization	16,712	19,943	59,558	52,340
EBITDA	$31,224	$39,709	$98,356	$117,590

Free Cash Flow

Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Cash provided by (used in) operating activities less Cash Flow (used in) from investing Activities as presented on the Condensed Consolidated Statements of Cash Flows. The Company believes Free Cash Flow is also useful for investors as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.

The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to net cash (used) provided by operating activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net cash (used) provided by operating activities	$(1,670)	$7,992	$(9,535)	$8,680
Net cash provided (used) by investing activities	35,000	—	35,000	(27)
Free cash flow	$33,330	$7,992	$25,465	$8,653

The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to net cash provided by operating activities for the LGJV.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$29,424	$38,477	$103,789	$120,000
Net cash used by investing activities	(15,168)	(23,754)	(41,160)	(61,903)
Free cash flow	$14,256	$14,723	$62,629	$58,097

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting described in the 2022 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, control and procedure enhancements were performed over the preparation and review of the 2023 mineral reserves and mineral resource estimates. Management is evaluating the effectiveness of these controls. There have not been any other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

On February 22, 2022, a purported Company stockholder filed a putative class action lawsuit in the United States District Court for the District of Colorado against the Company, certain of our former officers, and several directors. An amended complaint was filed on August 15, 2022.The amended complaint, allegedly brought on behalf of certain purchasers of the Company’s common stock and certain traders of call and put options on the Company’s common stock from December 9, 2020 through January 25, 2022, seeks, among other things, damages, costs, and expenses, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as well as Sections 11 and 15 of the Securities Act of 1933. The amended complaint alleges that certain individual defendants and the Company, pursuant to the control and authority of the individual defendants, made false and misleading statements and/or omitted certain material information regarding the mineral resources and reserves at the Cerro Los Gatos mine. The Company and all defendants filed a motion to dismiss this action on October 14, 2022. That motion was fully briefed as of December 23,2022. On April 26, 2023, following a joint motion, the Court ordered that it will postpone a ruling on defendants’ motion to dismiss until on or after June 16, 2023.

On June 13, 2023, we entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties have agreed to resolve the U.S. Class Action for a payment by us and our insurers of $21.0 million to a settlement fund. We are in the process of finalizing the amount of expenses incurred that are covered under the directors’ and officers’ insurance policy which will be deducted from the $10.0 million retention held by the Company. We expect to fund no more than $6.8 million of the settlement, with the balance of the settlement payment to be paid by insurance. We and the other defendants will not admit any liability as part of the settlement. On June 16, 2023, the parties filed a joint status report requesting that the Court grant a temporary stay of all proceedings in the case pending submission of proposed settlement documentation on or before July 13, 2023. On July 13, 2023, the plaintiffs filed an unopposed motion for an order preliminarily approving the a stipulation of settlement agreed by the parties and providing for class notice which will provide for (i) preliminary approval of the settlement; (ii) approval of the form and manner of giving notice of the settlement to the settlement class; and (iii) a hearing date and time to consider final and approval of the Settlement and related matters “the “Preliminary Order”). On September 12, 2023, the plaintiffs filed an unopposed motion for to amend the Preliminary Order to reflect certain changes to the form of release proposed to be executed by the plaintiffs. The parties are awaiting the District Court’s determination on the motion. Since the settlement of the U.S. Class Action is subject to conditions, there can be no assurance that the U.S. Class Action will be finally resolved pursuant to the agreement that has been reached.

By Notice of Action issued February 9, 2022 and subsequent Statement of Claim dated March 11, 2022 Izabela Przybylska commenced a putative class action against the Company, certain of its former officers and others in the Ontario Superior Court of Justice on behalf of a purported class of all persons or entities, wherever they may reside or be domiciled, who acquired securities of the Company in both the primary and secondary markets during the period from October 28, 2020 until January 25, 2022 (The “Canadian Class Action”). The action asserts claims under Canadian securities legislation and at common law and seeks unspecified monetary damages and other relief in respect of allegations the defendants made false and misleading statements and omitted material information regarding the mineral resources and reserves of the Company. The plaintiff filed motion materials for leave to proceed in respect of her statutory claims and for class certification on March 3, 2023, which materials were amended and filed on May 1, 2023. The court has tentatively set dates in late March of 2024 for the hearing of the plaintiff’s motions.

On August 11, 2023, the principal parties to the Canadian Class Action participated in a formal mediation meeting. The parties were not able to come to a resolution of the matter but discussions are ongoing. To that end, the plaintiff has agreed to an extension of time for us to file any responding materials on the plaintiff’s leave and certification motion to November 13, 2023, to permit the parties to continue their settlement dialogue.

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
_________________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATOS SILVER, INC.
(Registrant)

November 06, 2023	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer

November 06, 2023	By:	/s/ André van Niekerk
André van Niekerk
Chief Financial Officer