Form 10-K
period 2023-12-31
Gatos Silver, Inc.
filed 2024-02-21
CIK 1517006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $178,256,662 based on the closing price of the registrant’s common stock on the New York Stock Exchange.

As of February 20, 2024, the number of shares of Registrant’s common stock outstanding was 69,181,047.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Notice Regarding Mineral Disclosure

Mineral Reserves and Resources

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and applicable Canadian securities laws, and as a result, we have separately reported our mineral reserves and mineral resources according to the standards applicable to those requirements. U.S. reporting requirements are governed by subpart 1300 of Regulation S-K (“S-K 1300”), as issued by the U.S. Securities and Exchange Commission (the “SEC”). Canadian reporting requirements are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of consistency and confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions. All disclosure of mineral resources and mineral reserves in this report is reported in accordance with S-K 1300. See “Item 1A. Risk Factors" - Risks Related to Our Operations-Mineral reserve and mineral resource calculations at the Cerro Los Gatos Mine ("CLG") and at other deposits in the Los Gatos District ("LGD") are only estimates and actual production results and future estimates may vary significantly from the current estimates.

The estimation of measured and indicated resources involve greater uncertainty as to their economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves reported pursuant to S-K 1300. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and, therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically. Definitions of technical terms are included below for reference.

Technical Report Summaries and Qualified Persons

The technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by Anthony (Tony) Scott P. Geo, Senior Vice President of Corporate Development and Technical Services. The technical information herein that relates to the Mineral Resource set out in the Los Gatos Technical Report was prepared by or under the supervision of Ronald Turner, MAusIMM(CP), an employee of Golder Associates S.A. The technical information herein that relates to the Mineral Reserve, the life of mine ("LOM") plan and other economic analyses set out in the Los Gatos Technical Report was based upon information prepared by or under the supervision of Stephan Blaho, an employee of WSP Canada Inc. (formerly Golder Associates Ltd.). Each of Mr. Scott, Mr. Turner and Mr. Blaho is a “qualified person” under S-K 1300 and have reviewed the contents of this Form 10-K relevant to their areas. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Los Gatos Technical Report which is included as an exhibit to this Form 10-K.

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

“LOM” means life of mine.

“Los Gatos Technical Report” means the Technical Report Summary titled “Mineral Resource and Reserve Update, Los Gatos Joint Venture, Chihuahua, Mexico,” prepared by WSP Canada Inc, dated October 20, 2023 with an effective date of July 1, 2023, which was prepared in accordance with the requirements of S-K 1300 and filed with the Securities Exchange Commission. A corresponding technical report was prepared in accordance with the requirements of NI 43-101 and filed with the relevant Canadian securities authority .

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

•statements regarding the impacts of changes in the legal and regulatory environment in which we operate, including, without limitation, relating to state, regional, national, domestic and foreign laws;

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

All forward-looking statements speak only as of the date on which they are made. These statements are not a guarantee of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. Important factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the risks set forth under “Risk Factors Summary” below, which are discussed in further detail in “Item 1A. Risk Factors.” Such factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Report and those described from time to time in our filings with the SEC. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. Undue reliance should not be placed on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, except as required by law. Certain forward-looking statements are based on assumptions, qualifications and procedures which are set out only in the Los Gatos Technical Report. For a complete description of assumptions, qualifications and procedures associated with such information, reference should be made to the full text of the Los Gatos Technical Report.

Risk Factors Summary

We are subject to a variety of risks and uncertainties, including risks related to our business and industry; risks related to government regulations and international operations; risks related to the ownership of our common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

•we are currently dependent on the CLG and the LGD for our future operations and may not be successful in identifying additional proven or probable mineral reserves; we may not be able to extend the current CLG life of mine by adding proven or probable mineral reserves;

•we may not sustain profitability;

•mineral reserve and mineral resource calculations at the CLG and other deposits in the LGD are only estimates and actual production results or future estimates may vary significantly from the current estimates;

•our and the Los Gatos Joint Venture’s (the “LGJV”) mineral exploration efforts are highly speculative in nature and may be unsuccessful;

•the ability to mine and process ore at the CLG or other future operations may be adversely impacted in certain circumstances, some of which may be unexpected and not in our control;

•actual capital costs, operating costs, production and economic returns may differ significantly from those we have anticipated and there are no assurances that any future development activities will result in profitable mining operations;

•land reclamation and mine closure may be burdensome and costly and such costs may exceed our estimates;

•our operations involve significant risks and hazards inherent to the mining industry;

•we may be materially and adversely affected by challenges relating to slope and stability of underground openings;

•the title to some of the mineral properties may be uncertain or defective and we may be unable to obtain necessary surface and other rights to explore and exploit some mineral properties, thus risking our investment in such properties;

•the prices of silver, zinc and lead are subject to change and a substantial or extended decline in the prices of silver, zinc or lead could materially and adversely affect our revenues of the LGJV and the value of our mineral properties;

•we are subject to the risk of labor disputes, which could adversely affect our business, and which risk may be increased due to the unionization in the LGJV workforce;

•our success depends on developing and maintaining relationships with local communities and stakeholders;

•we are currently and in the future may be subject to litigation, government investigations and regulatory legal proceedings;

•the Mexican federal government, as well as state and local governments, extensively regulate mining operations, which impose significant actual and potential costs on us, and future regulation could increase those costs, delay receipt of regulatory refunds or limit our ability to produce silver and other metals;

•the Mexican federal government recently promulgated significant amendments to laws affecting the mining industry; while it is difficult to ascertain if and when the amendments will be fully implemented, and there is some lack of clarity in their drafting including their intended retroactive effect, the amendments could have a material adverse effect on the mining industry, and the LGJV’s and our Mexican businesses, particularly in respect of any new concessions, new mining permits and new operations;

•our operations are subject to additional political, economic and other uncertainties not generally associated with U.S. operations;

•we are required to obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process and may ultimately not be possible;

•Electrum and its affiliates and MERS have a substantial degree of influence over us, which could delay or prevent a change of corporate control or result in the entrenchment of our management and/or Board of Directors;

•We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these deficiencies (or fail to identify and/or remediate other possible material weaknesses), we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

Our primary efforts are focused on the operation of the LGJV in Chihuahua, Mexico. The LGJV was formed on January 1, 2015, when we entered into the Unanimous Omnibus Partner Agreement with Dowa Metals and Mining Co., Ltd. (“Dowa”) to further explore, and potentially develop and operate mining properties within the LGD. The entities comprising the LGJV are Minera Plata Real S. de R.L. de C.V. (‘‘MPR’’) and Operaciones San Jose de Plata S. de R.L. de C.V (“OSJ”) (collectively, the ‘‘LGJV Entities’’). The LGJV Entities own mineral rights, certain land and certain surface rights associated with the LGD. The LGJV ownership is currently 70% Gatos Silver and 30% Dowa. On September 1, 2019, the LGJV commenced commercial production at CLG, which produces silver-containing lead concentrate and zinc concentrate. The LGJV’s lead and zinc concentrates are sold to third-party customers. Pursuant to the Unanimous Omnibus Partner Agreement, Dowa has the right to purchase 100% of the zinc concentrate produced from the CLG, at rates negotiated in good faith based on industry pricing benchmarks, and agreed between Dowa and the LGJV. The Unanimous Omnibus Partner Agreement requires unanimous partner approval of major decisions (such as annual budgets, the creation of security interests on property, and certain major expenditures), therefore, despite our 70% ownership of the LGJV, we do not exercise full control of the LGJV.

In addition to our 70% interest in the LGD, we have 100% ownership of the Santa Valeria property, located in Chihuahua, Mexico, which comprises 1,543 hectares and could provide additional opportunities for resource growth.

Our Principal Projects

We are currently focused on production and continued development of the CLG and the further exploration and development of the LGD.The CLG, located within the LGD, is described in detail in "Item 2. Properties."

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

We believe that we have strong support from the local communities, with about 195 employees from local communities working across multiple areas involving the operation of the CLG, continued underground development, and construction of sustaining development projects. Over 99% of the approximate 824 employees at the CLG are from Mexico, highlighting our commitment to the local workforce.

Our primary areas of focus have been operating and developing the CLG, defining and expanding the mineral reserves and mineral resources associated with the CLG and exploring and delineating resources within the LGD.
Our objectives at the CLG are to, among other things:
•continue strong operating and cost performance;
•maximize margins and extend the LOM;
•complete key capital projects and other initiatives to enhance mining efficiencies and reduce operating costs; and
•perform additional in-fill and step-out drilling to convert mineral resources to reserves and delineate additional mineral resources and reserves from the mineralization below the South-East zone of the CLG (“South-East Deeps”).
Our objectives at the LGD are to realize the district potential through, among other things:
•detailed mapping and drill testing at Portigueño, San Luis, and El Lince area targets;

•district mapping and geophysics in the Rio Conchos basin and additional exposed and underlying andesite in the region to identify additional drill targets; and
•continued expansion of the LGJV’s interest in prospective mineral and surface rights.

Strategic Developments

Our business strategy is focused on creating value for stakeholders through the operation and advancement of the CLG and the LGD and through the pursuit and the development of other attractive silver-focused projects. The following outlines key strategic developments since January 1, 2023:
•Continued cash distributions from the LGJV to its partners. During 2023 the LGJV made two capital distributions to its partners totaling $85.0 million, of which the Company's share was $59.5 million.
•Extended and repaid our Revolving Credit Facility (the “Credit Facility”). On December 13, 2023, we entered into a second amended and restated Credit Facility with Bank of Montreal (“BMO”) which extended the maturity date of borrowings thereunder to December 31, 2026. The amended and restated Credit Facility continues to provide for a $50 million revolving line of credit and an accordion feature. We repaid in full the previous outstanding balance of $9.0 million on July 21, 2023 and as of February 20, 2024 there were no amounts drawn under the Credit Facility.
•Updated mineral resource and mineral reserve estimates and extended LOM. On September 6, 2023, we announced the updated mineral resource and mineral reserve estimate for CLG resulting in a 46% increase in total silver production over the remaining LOM and extending the mine life by 2.75 years to 2030. See "Item 2. Properties." for further discussion on the updated mineral resource and reserve estimate.
•Continued to define the South-East Deeps Area and ramp-up exploration efforts in the LGD. Subsequent to March 31, 2023, the cut-off date for the updated mineral reserve and mineral resource estimate, we continued further drilling and executed other exploration work in the South-East Deeps zone of the CLG, which was initially discovered in 2022. On July 18, 2023, we announced that we continued to intercept high grade mineralization in the South-East Deeps zone and, with respect to the LGD, that work was advancing on detailed mapping and drill testing of the highest priority known targets, as well as on district mapping and geophysics to identify additional targets. On October 23, 2023, we announced that definition drilling continued to intercept high-grade mineralization at CLG which supported our target of extending the CLG's mine life by the third quarter of 2024. On January 25, 2024, we announced further new intercepts of high-grade mineralization in the South-East Deeps Zone and that we anticipated incorporating these and previous results into an updated mineral reserve and mineral resource estimate which we expect to complete in the third quarter of 2024. With regard to the LGD, we announced that we are advancing detailed mapping and drill testing of the highest priority known targets and advancing district mapping and geophysics to identify additional targets.
•Continued strong operational performance. Silver production for 2023 at CLG was at the top end of the range in our upwardly revised 2023 guidance. Silver production was 9.2 million ounces in 2023, a decrease from 10.3 million ounces in 2022 due to lower grades, as expected in the mine plan. Lower grades were partly offset by higher mill throughput, which averaged 2,935 tonnes per day in 2023, a 10% increase from 2022. Lead and zinc production for 2023 was 38.9 million pounds and 57.3 million pounds, respectively, which was 11% and 6% respectively, lower than 2022 due to lower metal grades processed.
•Newly constructed fluorine leach plant and paste backfill plant operating well. The new fluorine leach plant was commissioned in June 2023 and has been operating consistently within design parameters. The plant has reduced the amount of deleterious content in zinc concentrates being sold. The paste backfill plant, which was commissioned in the fourth quarter of 2022, has increased operational flexibility and productivity and helped lower operating costs at CLG.
•Further optimization of CLG assets and capital improvements. Further to the higher mill throughput rates realized in 2023, we announced on January 9, 2024, that recent mill throughput tests indicate that CLG can operate at 3,500 tonnes per day without significant additional capital investment and subject to sufficient mine production. We continue to evaluate the installation of a copper separation circuit and mill expansion options to increase the mill throughput rate up to 4,000 tonnes per day in conjunction with further mine life extension opportunities. Additional operational improvement opportunities have been identified which we intend to continue to evaluate and implement as appropriate.
•Corporate developments. On June 13, 2023, we entered into an agreement in principle to settle the U.S. Class Action subject to certain conditions, including class certification and approval of the settlement by the relevant court. Initial court approval of the U.S. Class Action settlement remains pending. On January 16, 2024, a term sheet was executed to settle the Canadian Class Action subject to certain conditions, including class certification and court approval, for a payment of $3.0 million. We expect that these settlements will be substantially covered by our insurance. See “Item 3. Legal Proceedings.” See also Note 10. Commitments, Contingencies and Guarantees in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our assessment of contingencies related to legal matters.

Summary of Mineral Reserves and Mineral Resources

A summary of our estimated mineral resources and mineral reserves can be found in "Item 2. Properties."

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

Permits and Approvals

We were issued the major government approvals required to construct and operate the CLG facilities during 2017. While there are multiple approvals from multiple levels of government, the key government approval for the project is the MIA (Environmental Impact Assessment), issued in July 2017 and valid until 2041. As the mine plan changes, it may be necessary to conduct environmental studies and collect and present to governmental authorities data pertaining to the potential impact that our current or future operations may have upon the environment. Since the original MIA approval was granted in 2017, we have successfully achieved four amendments to the MIA approval to reflect changes to the mine plan and facilities.

We believe we have the approvals necessary to extract and process the mineral reserve as described in the Los Gatos Technical Report. In 2022, the LGJV applied for a permit amendment for the operation of the fluorine leach project and timely submitted all required information. The LGJV did not receive a final response from the relevant government authorities within the required timeframe and the LGJV has operated on the basis the permit amendment has been presumptively approved by operation of Mexican law. In the fourth quarter of 2023, the LGJV received a notice for the relevant authorities that certain elements of its application, including in respect of the fluorine leach plant, were not approved for specific technical reasons. We expect to make an application for further amendment of the MIA to reflect, amongst other things, the operation of the fluorine leach plant. That application may be coupled with an application for the other future plant optimizations, the purpose of which is to increase silver and gold recovery pending the confirmation of its feasibility. If the approval of the fluorine leach plant is definitively disallowed or the other plant optimizations are not approved, we would not expect a material impact to the economics of the CLG operation.

Our and the LGJV’s ability to obtain permits and approvals in future may be adversely affected by the significant amendments to laws affecting the mining industry promulgated by the Mexican federal government on May 8, 2023. See Item 1A. Risk Factors. - The Mexican federal government recently promulgated significant amendments to laws affecting the mining industry; while it is difficult to ascertain if and when the amendments will be fully implemented, and there is some lack of clarity in their drafting including their intended retroactive effect, the amendments could have a material adverse effect on the mining industry, and the LGJV’s and our Mexican businesses, particularly in respect of any new concessions, new mining permits and new operations.

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

At this time, it is not possible to predict the full effect that the new or proposed statutes, regulations and policies will have on our operating costs, but it may increase our costs and those of our competitors. See Item 1A. Risk Factors. - The Mexican federal government recently promulgated significant amendments to laws affecting the mining industry; while it is difficult to ascertain if and when the amendments will be fully implemented, and there is some lack of clarity in their drafting including their intended retroactive effect, the amendments could have a material adverse effect on the mining industry, and the LGJV’s and our Mexican businesses, particularly in respect of any new concessions, new mining permits, and new operations.

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

As of February 20, 2024, we had no employees in the United States, thirteen full time employees in Canada and six full-time employees in Mexico. The LGJV had approximately 882 employees in Mexico, including approximately 604 unionized employees as of the same date. We believe that our employee relations are good. The health and safety of our employees and the employees of the LGJV is our highest priority, consistent with our business culture and values. In addition to tracking common lagging indicators, such as injury performance, we focus on leading indicators such as high potential incidents and safety observations, as well as other proactive actions taken at site to ensure worker safety. We are committed to operating in accordance with high ethical standards and believe this is a key motivational factor for our employees. In 2022, we updated our Code of Conduct as well as other core compliance policies. We conduct annual training and compliance certification with all our employees, employees of our wholly-owned subsidiaries and employees of the LGJV. We continue to emphasize employee development and training to empower employees both at the corporate level and at the LGJV level to enhance employees’ potential and benefit the business. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and the LGJV level.

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

We may not sustain profitability.

Prior to 2022, we had a history of negative operating cash flows and cumulative net losses. Although we reported positive net income in 2022 and 2023, we may not sustain profitability. To remain profitable, we must succeed in generating significant revenues at the LGJV, which will require us to be successful in a range of challenging activities and is subject to numerous risks, including the risk factors set forth in this “Risk Factors” section. In addition, we may encounter unforeseen expenses, difficulties, complications, delays, inflation and other unknown factors that may adversely affect our revenues, expenses and profitability. Our failure to achieve or sustain profitability would depress our market value, could impair our ability to execute our business plan, raise capital or continue our operations and could cause our shareholders to lose all or part of their investment.

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

We have not entered into and do not currently intend to enter into hedging arrangements with respect to metal prices or currencies, which could expose us to losses. We are also subject to risks relating to exchange rate fluctuations.

Our results of operations and financial conditions are heavily influenced by metal prices, particularly silver, lead and zinc. In addition, we report our financial statements in U.S. dollars. A portion of our costs and expenses are incurred in Mexican pesos and, to a lesser extent, Canadian dollars. As a result, any significant and sustained appreciation of these currencies against the U.S. dollar may materially increase our costs and expenses.

We have not entered into and do not currently intend to enter into hedging arrangements with respect to metal prices or currencies. As a result, we are not protected from a decline in the price of silver and other minerals or fluctuations in exchange rates. This strategy may have a material adverse effect upon our financial performance, financial position and results of operations.

Even if we seek and are able to enter into hedging contracts, there is no assurance that such hedging program will be effective, and any hedging program would also prevent us from benefiting fully from applicable input cost or rate decreases. In addition, we may in the future experience losses if a counterparty fails to perform under a hedge arrangement.

We and/or the LGJV may incur debt in the future, which could adversely affect our and the LGJV’s financial health and limit our ability to obtain financing in the future and pursue certain business opportunities.

We have a Credit Facility providing for a revolving line of credit in the principal amount of $50 million that has an accordion feature, which provides the potential for an increase in the total line of credit up to $100 million, subject to certain conditions. As of December 31, 2023, we had zero outstanding indebtedness under the Credit Facility. The Credit Facility contains affirmative and negative covenants. If we are unable to comply with the requirements of the Credit Facility, the facility may be terminated or the credit available thereunder may be materially reduced, and we may not be able to obtain additional or alternate funding on satisfactory terms, if at all. See Note 11. Debt in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our Credit Facility. Any borrowings under the Credit Facility accrue interest based on SOFR plus an applicable margin based on leverage; therefore, any increases in interest rates could adversely affect our financial conditions, the cost of any indebtedness under the Credit Facility, and our ability to service any indebtedness.

While the LGJV currently has no significant debt service obligations, the LGJV may in the future incur debt obligations and the above factors would apply to such debt. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dowa Debt Agreements.”

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

The LGJV is subject to Mexican income and other taxes, and distributions from the LGJV may be subject to Mexican withholding taxes. Any change in such taxes could materially adversely affect our effective tax rate and the quantum of cash available to be distributed to us.

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

Mineral reserve and mineral resource estimates have been determined and valued based on assumed future metal prices, cutoff grades and operating costs that may prove to be inaccurate. The mineral reserve and mineral resource estimates may be adversely affected by these and other factors:
•declines in the market price of silver, lead or zinc;
•increased production or capital costs;
•decreased throughput;

•reduction in grade;
•increase in the dilution of ore;
•inflation rates, future foreign exchange rates and applicable tax rates;
•changes in environmental, permitting and regulatory requirements; and
•reduced metal recovery.

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

The actual capital and operating costs at the CLG will depend upon changes in the availability and prices of labor, equipment, infrastructure, fossil fuels, power, and other inputs, variances in ore recovery and mining rates from those assumed in the mining plan, operational risks, changes in governmental regulation, including taxation, environmental, permitting and other regulations and other factors, many of which are beyond our control. Due to any of these or other factors, the capital and operating costs at the CLG may be significantly higher than those set forth in the Los Gatos Technical Report. As a result of higher capital and operating costs, production and economic returns may differ significantly from those set forth in the Los Gatos Technical Report and there are no assurances that any future development activities will result in profitable mining operations.

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

The Los Gatos Technical Report indicates that the CLG is a profitable silver-zinc-lead project with an estimated remaining 7-year mine life currently, at modeled metals prices. If the development of one of our other mineral properties is found to be economically feasible, the development of such projects will require obtaining permits and financing, and the construction and operation of mines, processing plants and related infrastructure. As a result, we will be subject to certain risks associated with establishing new mining operations, including:
•the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;
•the availability and cost of skilled labor, mining equipment and principal supplies needed for operations, including explosives, fuels, chemical reagents, water, power, equipment parts and lubricants;
•the availability and cost of appropriate smelting and refining arrangements;
•the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;
•the availability of funds to finance construction and development activities;
•industrial accidents;
•mine failures, shaft failures or equipment failures;
•natural phenomena such as inclement weather conditions, floods, droughts, rock slides and seismic activity;
•unusual or unexpected geological and metallurgical conditions, including excess water in underground mining;
•exchange rate and commodity price fluctuations;
•high rates of inflation;
•health pandemics;
•potential opposition from nongovernmental organizations, environmental groups or local groups, which may delay or prevent development activities; and
•restrictions or regulations imposed by governmental or regulatory authorities, including with respect to environmental matters.

The costs, timing and complexities of developing these projects, as well as for further developing and operating the CLG, may be greater than anticipated. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in mining operations to experience unexpected costs, problems and delays during construction, development and mine startup. In addition, the cost of producing silver bearing concentrates that are of acceptable quality to smelters may be significantly higher than expected. We may encounter higher than acceptable contaminants in our concentrates such as arsenic, antimony, mercury, copper, iron, selenium, fluorine or other contaminants that, when present in high concentrations, can result in penalties or outright rejection of the metals concentrates by the smelters or traders. For example, due to the high fluorine content at the CLG, we have constructed a leaching plant designed to reduce fluorine levels in zinc concentrates produced. Additional investments to further reduce fluorine content of the concentrates produced may be required. Accordingly, we cannot provide assurance that our activities will result in profitable mining operations at the mineral properties.

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

In addition, from time to time we may be subject to governmental investigations and claims and litigation filed on behalf of persons who are harmed while at our properties or otherwise in connection with our operations. To the extent that we are subject to personal injury or other claims or lawsuits in the future, it may not be possible to predict the ultimate outcome of these claims and lawsuits due to the nature of personal injury litigation. Similarly, if we are subject to governmental investigations or proceedings relating to such matters, we may incur significant penalties and fines, and enforcement actions against us could result in the closing of certain of our mining operations. If claims and lawsuits or governmental investigations or proceedings are ultimately resolved against us, it could have a material adverse effect on our financial performance, financial position and results of operations. Also, if we mine on property without the appropriate licenses and approvals, we could incur liability, or our operations could be suspended.

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

Under the laws of Mexico, mineral resources belong to the state, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and the regulations thereunder. While we and the LGJV hold title to the mineral concessions in Mexico described in this Report, including the CLG, through these government concessions, there is no assurance that title to the concessions comprising the CLG or our or the LGJV’s other properties will not be challenged or impaired. One of our concessions, comprising over 19,000 hectares, the Los Gatos concession, is held by us subject to the terms of an agreement with the original holder of that concession. The CLG and our or the LGJV’s other properties may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by such undetected defects. A title defect on any of our mineral properties (or any portion thereof) could adversely affect our ability to mine the property and/or process the minerals that we mine.

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

In addition, surface rights are required to explore and to potentially develop the mineral properties. Currently, of the 103,087 hectares of mineral rights owned in the LGD, MPR owns surface rights covering the known extents of the CLG, and Esther Resource areas, totaling 5,479 hectares. We are required to negotiate surface access rights for exploration in other areas.

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

Our business and financial performance will be significantly affected by fluctuations in the prices of silver, zinc and lead. The prices of silver, zinc and lead are volatile, can fluctuate substantially and are affected by numerous factors that are beyond our control. For the year ended December 31, 2023, the silver price reported by the LBMA ranged from a low of $20.09 per ounce on March 10, 2023, to a high of $26.03 per ounce on April 14, 2023; the LME Official Settlement zinc price ranged from a low of $2,230 per tonne ($1.01 per pound) on May 31, 2023 to a high of $3,508 per tonne ($1.59 per pound) on January 26, 2023; the LME Official Settlement lead price ranged from a low of $1,973 per tonne ($0.89 per pound) on December 7, 2023, to a high of $2,337 per tonne ($1.06 per pound) on January 2, 2023. Prices are affected by numerous factors beyond our control, including:

•prevailing interest rates and returns on other asset classes;
•expectations regarding inflation, monetary policy and currency values;
•speculation;
•governmental and exchange decisions regarding the disposal of precious metals stockpiles, including the decision by the CME Group, the owner and operator of the futures exchange, to raise silver’s initial margin requirements on futures contracts;
•political and economic conditions;
•available supplies of silver, zinc and lead from mine production, inventories and recycled metal;
•sales by holders and producers of silver, zinc and lead; and
•demand for products containing silver, zinc and lead.

Because the LGJV expects to derive the substantial majority of its revenues from sales of silver, zinc and lead, its results of operations and cash flows will fluctuate as the prices for these metals increase or decrease. A sustained period of declining prices would materially and adversely affect our financial performance, financial position and results of operations.

Changes in the future demand for the silver, zinc and lead we produce could adversely affect future sales volume and revenues of the LGJV and our earnings.

The LGJV’s future revenues and our earnings will depend, in substantial part, on the volume of silver, zinc and lead we sell and the prices at which we sell, which in turn will depend on the level of industrial and consumer demand. Based on forecasted 2023 data from the Silver Institute, demand for silver is driven by industrial demand (including photovoltaic, electrical and electronics) (c. 48%), physical bar and coin demand (c. 27%), jewelry and silverware (c. 22%) and other demand, especially photography (c. 2%). An increase in the production of silver worldwide or changes in technology, industrial processes or consumer habits, including increased demand for substitute materials, may decrease the demand for silver. Increased demand for substitute materials may be either technologically induced, when technological improvements render alternative products more attractive for first use or end use than silver or allow for reduced application of silver, or price induced, when a sustained increase in the price of silver leads to partial substitution for silver by a less expensive product or reduced application of silver. Demand for zinc is primarily driven by the demand for galvanized steel, used in construction, automobile and other industrial applications. Demand for lead is primarily driven by the demand for batteries, used in vehicles, emergency systems and other industrial battery applications. Any substitution of these materials may decrease the demand for the silver, zinc and lead we produce. A fall in demand, resulting from economic slowdowns or recessions or other factors, could also decrease the price and volume of silver, zinc and lead we sell and therefore materially and adversely impact our results of operations and financial condition. Increases in the supply of silver, zinc and lead, including from new mining sources or increased recycling (driven by technological changes, pricing incentives or otherwise) may act to suppress the market prices for these commodities.

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

We are currently and in the future may be subject to litigation, government investigations and regulatory proceedings.

We are currently and in the future may be subject to litigation, government investigations and regulatory proceedings. See Note 10. Commitments, Contingencies and Guarantees in our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our assessment of contingencies related to legal matters. See also “Item 3. Legal Proceedings.” Such matters, regardless of outcome, subject us to significant costs, which may not be adequately covered by insurance, divert management’s time and attention from our operations and reduce our ability to attract and retain qualified personnel. Our inability to successfully defend against such matters could have a material adverse effect on our business and financial condition.

The widespread outbreak of health pandemics, epidemics, communicable diseases or public health crises could also adversely affect us, particularly in regions where we conduct our business operations.

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

We may fail to identify attractive acquisition candidates, joint ventures with strategic partners or other attractive strategic transactions or may fail to successfully integrate acquired mineral properties or successfully manage joint ventures.

As part of our growth strategy, we may acquire additional mineral properties or enter into joint ventures with strategic partners or seek to enter into other attractive strategic transactions. However, there can be no assurance that we will be able to identify attractive acquisition or joint venture candidates or other strategic partners in the future or that we will succeed at effectively managing their integration or operation. In particular, significant and increasing competition exists for mineral acquisition opportunities throughout the world. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, metals as well as in entering into joint ventures with other parties. If the expected synergies from such transactions do not materialize or if we fail to integrate them successfully into our existing business or operate them successfully with our joint venture partners, or if there are unexpected liabilities, our results of operations could be adversely affected.

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

In connection with any future acquisitions, joint ventures or other strategic transactions we may incur indebtedness or issue equity securities, resulting in increased interest expense or dilution of the percentage ownership of existing shareholders. Unprofitable acquisitions or joint ventures, or additional indebtedness or issuances of securities in connection with such acquisitions or joint ventures, may adversely affect the price of our common stock and negatively affect our results of operations.

Our information technology systems may be vulnerable to disruption and cyberattacks, which could place our systems at risk from data loss, operational failure or compromise of confidential information.

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

Moreover, as regulatory scrutiny of cybersecurity practices increases globally, we are subject to a variety of laws and regulations intended to protect against cybersecurity risks. Compliance with these regulations may result in increased costs, and failure to comply could result in regulatory penalties and significant legal liability.

We rely on third-party service providers for certain critical aspects of our business operations, and any significant breakdown, invasion, corruption, or interruption of their services due to cybersecurity breaches could negatively impact our operations and business reputation.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with disclosure protocols and procedures, is designed to prevent fraud.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for fiscal year 2023. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Additionally, we are required to disclose changes made in our internal controls and procedures on a quarterly basis.

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

We previously identified material weaknesses in our internal controls over financial reporting. Except as identified below regarding the failure to design and maintain effective controls over accounting for current and deferred taxes, we have remediated these historical material weaknesses.

In connection with our review of the internal control related to the preparation of the financial statements for the fiscal year ended December 31, 2023, we identified that additional remedial actions are required to design and to maintain effective controls over accounting for current and deferred taxes in order to consider this material weakness remediated. As part of our remedial efforts during 2023 we engaged a third-party with expertise in each jurisdiction we operate and in relevant U.S. GAAP tax accounting to assist us in accounting for current and deferred taxes; we hired an experienced tax manager at the end of the third quarter to prepare current and deferred tax provisions; and hired a third-party internal controls expert to advise on the design and implementation of tax related internal controls. During 2024 we intend to enhance our processes and controls implemented during 2023, including enhancing our review procedures, to ensure our procedures are designed to accurately account for and disclose current and deferred tax.

We have incurred significant costs to date in connection with efforts to remediate these material weaknesses, and we expect to incur additional costs in the future. Even if we successfully remediate the remaining material weakness described above, we cannot provide any assurance that we will not suffer from these or other material weaknesses in the future.

Our procedures and controls and our ongoing remediation efforts may not enable us to avoid further material weaknesses in the future. We may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting staff or external consultants. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls to the extent required, we may be unable to accurately report our financial condition and results of operations in a timely matter and could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

Damage to our reputation may result in decreased investor confidence, challenges in maintaining positive community relations and can pose additional obstacles to our ability to develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects.

Damage to our reputation can be the result of the actual or perceived occurrence of a variety of events and circumstances, and could result in negative publicity (for example, with respect to handling of environmental, employee, safety and security matters, dealings with local community organizations or individuals, community commitments, handling of cultural sites or resources, and various other matters). Our Code of Conduct (the “Code”) forms the foundation of our internal governance structure. We actively encourage employees and others to promptly report incidents of possible violations of the Code and/or our policies and standards, including in the areas of business integrity, social and environmental, community relations and human rights. Employees and non-employees, including suppliers and community members, can anonymously report concerns via our third party helpline. The CLG operation has a complaints and grievances register to record matters raised by local stakeholders. We may not always able to resolve these matters before they are raised publicly or in legal or regulatory proceedings and in the future we may not be able to meet the growing demands of stakeholders through these mechanisms. Such matters once publicized may negatively impact our reputation and may have a material adverse effect on our business, financial position and results of operations. The growing use of social media to generate, publish and discuss community news and issues and to connect with others has made it significantly easier, among other things, for individuals and groups to share their opinions of us and our activities, whether founded on accurate information or not. We do not have direct control over how we are perceived by others and any resulting loss of reputation could have a material adverse effect on our business, financial position and results of operations.

Risks Related to Government Regulations

The Mexican government, as well as state and local governments, extensively regulate mining operations, which impose significant actual and potential costs on us, and future regulation could increase those costs, delay receipt of regulatory refunds or limit our ability to produce silver and other metals.

The mining industry is subject to increasingly strict regulation by federal, state and local authorities in Mexico, and other jurisdictions in which we may operate, including in relation to:
•limitations on land use;
•mine permitting and licensing requirements;
•reclamation and restoration of properties after mining is completed;
•management of materials generated by mining operations; and
•storage, treatment and disposal of wastes and hazardous materials.

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

Our Mexican properties are subject to regulation by the Political Constitution of Mexico, and are subject to various legislation in Mexico, including the Mining Law, the Federal Law of Waters, the Federal Labor Law, the Federal Law of Firearms and Explosives, the General Law on Ecological Balance and Environmental Protection and the Federal Law on Metrology Standards. Our operations at our Mexican properties also require us to obtain local authorizations and, under the Agrarian Law, to comply with the uses and customs of communities located within the properties. Mining, environmental and labor authorities may inspect our Mexican operations on a regular basis and issue various citations and orders when they believe a violation has occurred under the relevant statute.

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

The Mexican government recently proposed changes to the Political Constitution of Mexico which would reduce the number of hours per week employers may require employees to work and impose certain other changes. It is unclear if and when such changes could be enacted, but, if they are enacted and apply to the LGJV, the LGJV's Mexican labor costs, and labor costs with any future projects in Mexico, could be materially adversely affected.

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

On May 8, 2023, legislative amendments were promulgated by the Mexican federal government (the “Amendments”). If fully implemented, the Amendments would include the following attributes: new concessions would only be granted through public bidding and letters of credit would be required; new mining concessions would be granted in respect of specified minerals; the potential to expropriate private land would be discontinued; the term and extension period of new mining concessions would be reduced to 30 and 25 years, respectively; the approval of transferees of mining concessions would be required; minimum payments of 5% of profits to local communities would be imposed on new concessions; social impact studies and community consultation would be required on new concessions; restoration, closure and post closure programs would be required; water availability would be a condition for granting new mining concessions; the concept of presumptive approval (afirmativa ficta) for approval matters properly and timely submitted to regulatory agencies would be removed; parastatal entities could be created and would enjoy preferential rights to exploration; environmental obligations and prohibitions would be increased; and water concessions could be significantly modified by governmental authorities in certain circumstances. The foregoing is a non-exhaustive summary of the Amendments.

The Amendments are stated to be immediately effective, but regulations are required for the Amendments to be fully implemented. Although it is not clear in all instances, the Amendments are generally stated to not have retroactive effect, and as such their most significant impact would be expected to be on new mining concessions rather than existing concessions and operations, including those of the LGJV and ours. Certain of the Amendments may also apply to existing operations, such as the requirement for approval of any concession transferee, establishing a closure and post-closure program and additional environmental obligations. We understand that the Amendments have been constitutionally challenged in Mexican courts on the basis of the legislative process followed. We have also initiated "amparo" proceedings on behalf of the LGJV and us in respect of the Santa Valeria property, which property is 100% owned by us. Amparo proceedings are judicial actions under the Mexican Constitution to protect private rights from the acts or omissions of the Mexican government. The proceedings seek to exempt the LGJV and us from the Amendments, or alternatively, from their immediate impact. The effect of the Amendments on the LGJV and us will depend on the extent and timing of their implementation, the extent of their retroactive effect and the extent to which the amparo proceedings, and potential future amparao proceedings, are successful. We will be continuing to monitor and assess the potential impact of the Amendments on the LGJV, us, and any future opportunities in Mexico.

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

We currently have two properties in Mexico: the LGD, which the LGJV controls, and the Santa Valeria property, which is owned 100% by us. Our operations are subject to significant risks inherent in exploration and resource extraction by foreign companies in Mexico. Exploration, development, production and closure activities in Mexico are potentially subject to heightened political, economic, regulatory and social risks that are beyond our control. These risks include:
•the possible unilateral cancellation or forced renegotiation of contracts and licenses;
•unfavorable changes in laws and regulations;
•royalty and tax increases;
•claims by governmental entities, local communities or indigenous communities;
•expropriation or nationalization of property;
•political instability;
•fluctuations in currency exchange rates;
•social and labor unrest, organized crime, hostage taking, terrorism and violent crime;
•uncertainty regarding the availability of reasonable electric power costs;
•uncertainty regarding the enforceability of contractual rights and judgments; and
•other risks arising out of foreign governmental sovereignty over areas in which our mineral properties are located.

Local economic conditions also can increase costs and adversely affect the security of our operations and the availability of skilled workers and supplies. Additionally, some areas in Mexico are affected by persistent violence and organized crime involving drug cartels. Higher incidences of criminal activity and violence in the area of the LGJV and the LGJV's transportation corridors could adversely affect the LGJV’s ability to operate in an optimal fashion or at all, and may impose greater risks of theft and higher costs, which would adversely affect results of operations and cash flows.

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

Mining companies, including ours, need many environmental, construction and mining permits, each of which can be time consuming and costly to obtain, maintain and renew. In connection with our current and future operations, we must obtain and maintain a number of permits that impose strict conditions, requirements and obligations, including those relating to various environmental and health and safety matters. To obtain, maintain and renew certain permits, we have been and may in the future be required to conduct environmental studies, and make associated presentations to governmental authorities, pertaining to the potential impact of our current and future operations upon the environment and to take steps to avoid or mitigate those impacts. Permit terms and conditions can impose restrictions on how we conduct our operations and limit our flexibility in developing our mineral properties. Many of our permits are subject to renewal from time to time, and applications for renewal may be denied or the renewed permits may contain more restrictive conditions than our existing permits, including those governing impacts on the environment. We may be required to obtain new permits to expand our operations, and the grant of such permits may be subject to an expansive governmental review of our operations. We may not be successful in obtaining such permits and certain of our permit applications have historically been denied for technical reasons, which could prevent us from commencing, continuing or expanding operations or otherwise adversely affect our business. Renewal of existing permits or obtaining new permits may be more difficult if we are not able to comply with our existing permits. Applications for permits, permit area expansions and permit renewals can also be subject to challenge by interested parties, which can delay or prevent receipt of needed permits. The permitting process can vary by jurisdiction in terms of its complexity and likely outcomes. The applicable laws and regulations, and the related judicial interpretations and enforcement policies, change frequently, which can make it difficult for us to obtain and renew permits and to comply with applicable requirements. Accordingly, permits required for our operations may not be issued, maintained or renewed in a timely fashion or at all, may be issued or renewed upon conditions that restrict our ability to conduct our operations economically, or may be subsequently revoked. Any such failure to obtain, maintain or renew permits, or other permitting delays or conditions, including in connection with any environmental impact analyses, could have a material adverse effect on our business, results of operations and financial condition.

In regard to the CLG, the LGD and other Mexican projects, Mexico has adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States and South American countries. We are currently operating under permits regulating mining, processing, use of explosives, water use and discharge and surface disturbance in relation to the LGD and the Santa Valeria property. We will be required to apply for corresponding authorizations prior to any production at our other Mexican properties and there can be no certainty as to whether, or the terms under which, such authorizations will be granted or renewed. Any failure to obtain authorizations and permits, or other authorization or permitting delays or conditions, could have a material adverse effect on our business, results of operations and financial condition. See "Item 1. Business. Permits and Approvals." for a description of the current status of the LGJV's permits.

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

We may be required by human rights laws to take actions, or may be subject to local or community actions, that delay our operations or the advancement of our projects.

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

The trading price of our common stock has been, and may continue to be, volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•failure to identify mineral reserves at our properties;
•failure to achieve or continue production at our mineral properties;
•actual or anticipated changes in the price of silver and base metal byproducts;
•fluctuations in our quarterly and annual financial results or the quarterly and annual financial results of companies perceived to be similar to us;
•changes in market valuations of similar companies;
•success or failure of competitor mining companies;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•sales of large blocks of our common stock;
•announcements by us or our competitors of significant developments, contracts, acquisitions or strategic alliances;
•changes in regulatory requirements and the political climate in the United States, Mexico, Canada or all;
•litigation and/or investigations involving our Company, our general industry or both;
•additions or departures of key personnel;
•investors’ general perception of us, including any perception of misuse of sensitive information;
•changes in general economic, industry and market conditions;
•accidents at mining properties, whether owned by us or otherwise;
•natural disasters, terrorist attacks and acts of war; and
•our ability to control our costs.

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

As of February 15, 2024, the Electrum Group, LLC and its affiliates (collectively, “Electrum”) and the Municipal Employees’ Retirement System of Michigan (“MERS”) beneficially own approximately 32% and 9% of our outstanding common stock, respectively. We have entered into a shareholder’s agreement with Electrum and MERS pursuant to which Electrum and MERS have certain director nomination rights. The shareholders agreement also provides that Electrum approval must be obtained prior to us engaging in certain corporate actions. As a result, Electrum has significant influence over our management and affairs and, so long as Electrum owns at least 35% of our outstanding common stock, it will have approval rights over certain corporate actions, including, among others, any merger, consolidation or sale of all or substantially all of our assets, the incurrence of more than $100 million of indebtedness and the issuance of more than $100 million of equity securities.

The concentration of ownership and our shareholders agreement may harm the market price of our common stock by, among other things:

•delaying, deferring or preventing a change of control, even at a per share price that is in excess of the then current price of our common stock;

•impeding a merger, consolidation, takeover or other business combination involving us, even at a per share price that is in excess of the then current price of our common stock; or

•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, even at a per share price that is in excess of the then-current price of our common stock.

We are an “emerging growth company” and a “smaller reporting company”, and we cannot be certain if the reduced disclosure requirements applicable to us will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and a "smaller reporting company" as defined by the SEC. We intend to take advantage of certain exemptions from various reporting requirements that are not applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which may allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may also be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company mean our auditors do not review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law; and
•any action asserting a claim against us that is governed by the internal affairs doctrine.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC, NYSE and TSX, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We have hired additional accounting personnel and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to incur additional costs to ensure we meet the applicable requirements of the Sarbanes-Oxley Act.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity risk management is part of the Company's overall enterprise risk management program. Our cybersecurity risk management program is designed to provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers, and facilitate coordination across different departments of our company. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of material cybersecurity threats and incidents. We engage with third party service providers to perform penetration tests and to inform us of possible vulnerabilities. In addition, cybersecurity training is provided to all employees on a regular basis but at least annually.

Our board of directors has overall oversight responsibility for our risk management, including the cybersecurity risk management program. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Financial Officer ("CFO"), who receives reports from our cybersecurity consultants and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CFO was previously the chief financial officer for other mining companies where he was responsible for information technology security at such companies. Any significant Cyber incidents are reported to the audit committee and ultimately to the board of directors.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Our information technology systems may be vulnerable to disruption and cyberattacks, which could place our systems at risk from data loss, operational failure or compromise of confidential information.” in this annual report on Form 10-K.

Item 2. Properties

The technical information appearing below and elsewhere in this Form 10-K was derived from the Los Gatos Technical Report dated October 20, 2023, with an effective date of July 1, 2023, and updated with additional information up to the date of this Form 10-K where required.

Location of LGD in Mexico

The CLG

The CLG, managed by GSI and located in Chihuahua, Mexico, is within the LGD, described below. The CLG mineral deposit contains silver, zinc, lead, gold and copper. The deposit that is being mined, and the other deposits known in the area, are considered to be examples of epithermal vein deposits. The economic mineralization at CLG is characterized by silver, lead, zinc and copper sulfides with small amounts of gold. The quartz and calcite veins also contain fluorite, manganese and barite.

Site infrastructure consists of a polymetallic mine and processing facility that currently processes over 2,950 tpd of mined material. The processing methodology used for the CLG’s silver-lead-zinc deposit is conventional sequential silver-lead-zinc flotation processing, which includes a grinding circuit, flotation circuit, concentrate and tailing thickeners, concentrate loadout and tailings detoxification. Historically, all tailings were disposed of in the tailings storage facility. With the construction and commissioning of a paste backfill plant completed in December 2022, it is expected that approximately 40% of the final tailings will now be pumped to the paste backfill plant and be used to back fill previously mined stopes and the remaining 60% will be deposited in the tailings storage facility. In addition, a new leaching plant was commissioned in the second quarter of 2023 and is operating to further reduce fluorine levels in zinc concentrates. The underground mine and associated life of mine production plans support our expected steady-state production rate of 2,949 tpd of mined material over the LOM. MPR has arranged permissions to enter and perform exploration and mining activities on several land properties in the project area, including surface rights to access the operating mine and processing and tailings facilities.

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

Effective as of the date of the Los Gatos Technical Report, the CLG is expected to produce, on average, 6.6 million ounces of silver annually at a low all-in sustaining cost through the LOM. In 2023, the CLG had silver production of 9.2 million ounces, down 11% from 10.3 million ounces in 2022. In 2023, Zinc, lead and gold production were 57.3 million pounds, 38.9 million pounds, and 5.3 thousand ounces, respectively. Zinc production decreased by 6% from 60.7 million pounds, lead production decreased by 12% from 43.9 million pounds, and gold production decreased by 2% from 5.4 thousand ounces in 2022.

Detailed production results for 2023 and 2022 are shown in Item 7 under "Results of operations LGJV."

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

Location of LGD

Royalty Agreement - La Cuesta International S.A. de C.V. (La Cuesta)

The LGJV is subject to the terms of an exploration, exploitation and unilateral promise of assignment of rights agreement between La Cuesta International S.A. de C.V. and MPR dated May 4, 2006. The LGJV is required to pay a production royalty of a) 2% net smelter return on production from the concession until all payments reach $10 million and b) 0.5% net smelter return on production from the concession after total payments have reached $10 million and c) 0.5% net smelter return on production from other property within a one-kilometer boundary of the Los Gatos concession. After total payments reach $15 million, the Los Gatos concession ownership will be transferred to the LGJV. Following total payments reaching $10 million in May 2022, the production royalty reduced to 0.5%. The LGJV paid $11.8 million through December 31, 2023, and the remaining balance was $3.2 million as at that date.

Partner Agreement with Dowa

The LGD and the CLG are owned and operated through the Unanimous Omnibus Partner Agreement. Pursuant to this agreement, “Major Decisions” require Dowa’s consent. “Major Decisions” include decisions in respect of annual budgets, project financing, capital projects, expansions, major expenditures and other matters. Therefore, despite holding majority equity interest in the LGJV, we do not exercise full control over the LGJV. On March 11, 2021, we repurchased an approximate 18.5% interest in the LGJV from Dowa, increasing our ownership to 70%.

On May 30, 2019, in connection with the memorandum of understanding dated April 16, 2019, we entered into a priority distribution agreement with MPR, OSJ and Dowa, pursuant to which we directed the LGJV to contribute any initial dividend payments to an escrow account until an aggregate amount equal to $20 million has been deposited into the account, payable to Dowa as a priority dividend.
On March 17, 2022, we entered into a definitive agreement with Dowa to build and operate a leaching plant to reduce fluorine levels in zinc concentrates produced at an expected construction cost of $6 million. As part of the agreement, the initial payment towards the $20 million priority payment due to Dowa under the priority distribution agreement was reduced to $10.3 million, after which each partner would retain its pro rata share of any dividends. The reduced priority dividend amount reflects a portion of both the construction and future estimated operating costs of the leaching plant and was dependent on the successful construction and operation of the leaching plant. The first dividend payment was made in April 2022 and the fluorine leaching plant was successfully commissioned in the second quarter of 2023.

In April 2022, the LGJV commenced cash distributions to its partners and paid its first dividend of $20 million. After withholding taxes and payment of the initial $10.3 million priority dividend to Dowa, the Company received $6 million. In July 2022 and November 2022, the LGJV paid additional dividends in the amount of $15 million and $20 million, respectively. The Company’s share, after withholding taxes, was $10 million and $13.3 million, respectively, for the July 2022 and November 2022 dividend payments.

In July 2023 and October 2023, the LGJV made capital distributions in the amount of $50.0 million and $35.0 million, respectively, to its partners. As these were capital distributions there were no withholding taxes payable and the Company’s share was $35.0 million and $24.5 million, respectively.

Under the Unanimous Omnibus Partner Agreement Dowa has to purchase 100% of the zinc concentrate produced from the CLG, at rates negotiated in good faith and agreed between Dowa and us taking into consideration the then prevailing market price based on benchmark terms as reported in industry publications such as Brook Hunt, CRU or Metal Bulletin of London. Dowa has the right to consume or resell or deliver such concentrates for processing by any Dowa affiliate or third party.

Exploration

Exploration on the LGD property has included geophysical analysis, surface mapping, rock and soil sampling and drilling. As of December 31, 2023, 2,090 drill holes relevant to the LGJV property had been completed by MPR, for a total of 527,815 meters drilled. Drilling has been dominantly by conventional diamond drilling techniques. Surface drillholes are commonly HQ or NQ in diameter. Underground drilling is NQ or LTK48 (35mm) diameter.

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

Summary of Mineral Reserves and Resources

Below is a summary table of estimated mineral resources and mineral reserves for the CLG and Esther. The mineral reserve and mineral resource estimates contained in the Los Gatos Technical Report have an effective date of July 1, 2023, and exclude mineral reserves that have previously been mined prior to this date. The Los Gatos Technical Report is based on a geological and geochemical data cut-off date of March 31, 2023. From July 1, 2023 to December 31, 2023, approximately 545,630 tonnes of material were processed by the CLG mill. This processed material included mineral reserve tonnes, and to a lesser extent mineral resource tonnes as well as mineralized material not included in the mineral resource estimates. The mineral resource estimates contained in the Los Gatos Technical Report are presented on an undiluted basis without adjustment for mining recovery.

2023 CLG Mineral Reserves Statement as of July 1, 2023

		Ag	Zn	Pb	Au	Cu	Ag	Zn	Pb	Au	Cu
Reserve Classification	Mt	(g/t)	(%)	(%)	(g/t)	(%)	(Moz)	(Mlbs)	(Mlbs)	(koz)	(Mlbs)
Proven	3.46	317	4.39	2.17	0.31	0.09	35.3	335.0	165.7	34.7	6.9
Probable	4.62	141	4.27	2.23	0.20	0.19	21.0	435.3	226.6	29.3	19.5
Proven and Probable Reserve	8.08	217	4.32	2.20	0.25	0.15	56.3	770.3	392.3	64.0	26.4
_________________________________
1.Mineral Reserves are reported on a 100% basis and exclude all Mineral Reserve material mined prior to July 1, 2023.
2.Specific gravity has been assumed on a dry basis.
3.Tonnage and contained metal have been rounded to reflect the accuracy of the estimate and numbers may not sum exactly.
4.Values are inclusive of mining recovery and dilution. Values are determined as of delivery to the mill and therefore not inclusive of milling recoveries.
5.Mineral Reserves are reported within stope shapes using a variable cut-off basis with a Ag price of US$22/oz, Zn price of US$1.20/lb, Pb price of US$0.90/lb, Au price of US$1,700/oz and Cu price of $3.50/lb.
6.The Mineral Reserve is reported on a fully diluted basis defined by mining method, stope geometry and ground conditions.
7.Contained Metal (CM) is calculated as follows:
•Zn, Pb and Cu, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
•Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035 ; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)
8.The SEC definitions for Mineral Reserves in S-K 1300 were used for Mineral Reserve classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).
9    Under SEC Regulation S-K 1300, a Mineral Reserve is defined as an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.
9.The Mineral Reserve estimates were prepared under the supervision of by Mr. Stephan Blaho, P.Eng. an employee of WSP Canada Inc. who is the independent Qualified Person for these Mineral Reserve estimates.

Summary Mineral Resources (Exclusive of Mineral Reserves) as of July 1, 2023

CLG Mineral Resource Estimate

Resource		Ag	Zn	Pb	Au	Cu	Ag	Zn	Pb	Au	Cu
Classification	Mt	(g/t)	(%)	(%)	(g/t)	(%)	(Moz)	(Mlbs)	(Mlbs)	(koz)	(Mlbs)
Measured	0.05	141	2.50	1.70	0.40	0.05	0.2	2.9	2.0	0.7	0.1
Indicated	0.34	85	3.71	1.90	0.23	0.15	0.9	28.1	14.4	2.5	1.1
Measured and Indicated	0.40	93	3.55	1.88	0.25	0.14	1.2	30.9	16.4	3.2	1.2
Inferred	4.58	100	3.40	2.32	0.21	0.40	14.7	343.6	234.5	30.9	40.1
_________________________________
1.Mineral Resources are reported on a 100% basis and are exclusive of Mineral Reserves.
2.The SEC definitions for Mineral Resources in S-K 1300 were used for Mineral Resource classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).

3.Under SEC Regulation S-K 1300, a Mineral resource is defined as a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled. Mineral Resources which are not Mineral Reserves do not have demonstrated economic viability. The estimate of Mineral Resources may be materially affected by environmental, permitting, legal, marketing, or other relevant issues.
4.The quantity and grade of reported Inferred Mineral Resources in this estimation are uncertain in nature and there has been insufficient exploration to define these Inferred Mineral Resources as an Indicated or Measured Mineral Resource. It is uncertain if further exploration will result in upgrading Inferred Mineral Resources to an Indicated or Measured Mineral Resource category.
5.Specific gravity has been assumed on a dry basis.
6.Tonnage and contained metal have been rounded to reflect the accuracy of the estimate and numbers may not sum exactly.
7.Mineral Resources exclude all Mineral Resource material mined prior to July 1, 2023.
8.Mineral Resources are reported within stope shapes using a $81.03/tonne Resource NSR cut-off using an Ag price of $22/oz, Zn price of $1.20/lb, Pb price of $0.90/lb, Au price of $1,700/oz and Cu price of $3.50/lb. The Resource NSR cutoff includes mill recoveries and payable metal factors appropriate to the existing CLG processing circuit augmented with a pyrite leach circuit and copper separation circuit. The processing recoveries for these additional projects is based on existing preliminary metallurgical testwork.
9.No dilution was applied to the Mineral Resource.
10.Contained Metal (CM) is calculated as follows:
•Zn, Pb and Cu, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
•Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)
11.The Mineral Resource estimates were prepared by Ronald Turner, MAusIMM(CP) an employee of Golder Associates S.A. who is the independent Qualified Person for these Mineral Resource estimates.

Esther Mineral Resource Estimate

		Ag	Zn	Pb	Au	Ag	Zn	Pb	Au
Resource Classification	Mt	(g/t)	(%)	(%)	(g/t)	(Moz)	(Mlbs)	(Mlbs)	(koz)
Indicated	0.28	122	4.30	2.17	0.14	1.1	26.8	13.6	1.2
Inferred	1.20	133	3.69	1.53	0.09	5.1	98.0	40.6	3.3
_________________________________
1.Mineral Resources are reported on a 100% basis.
2.Mineral Resources, which are not Mineral Reserves, do not have demonstrated economic viability. The estimate of Mineral Resources may be materially affected by environmental, permitting, legal, marketing, or other relevant issues.
3.The SEC definitions for Mineral Resources in S-K 1300 were used for Mineral Resource classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).
4.The quantity and grade of reported Inferred Mineral Resources in this estimation are uncertain in nature and there has been insufficient exploration to define these Inferred Mineral Resources as an Indicated or Measured Mineral Resource. It is uncertain if further exploration will result in upgrading Inferred Mineral Resources to an Indicated or Measured Mineral Resource category.
5.Specific gravity has been assumed on a dry basis.
6.Tonnage and contained metal have been rounded to reflect the accuracy of the estimate and numbers may not sum exactly.
7.Mineral Resources are reported within stope shapes using a $52/tonne NSR cut-off basis assuming processing recoveries equivalent to CLG with an Ag price of $22/oz, Zn price of $1.20/lb, Pb price of $0.90/lb and Au price of $1,700/oz. There is a portion of the Esther deposit that is oxidized and metallurgical test work is required to define processing recoveries.
8.No dilution was applied to the Mineral Resource.
9.Contained Metal (CM) is calculated as follows:
•Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
•Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035 ; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)
10.The Mineral Resource estimates were prepared by Ronald Turner, MAusIMM(CP) an employee of Golder Associates S.A. who is the independent Qualified Person for these Mineral Resource estimates.

Changes in Mineral Reserves and Mineral Resources since 2022

Below is a summary table of estimated mineral resources and mineral reserves that were reported in 2022. The mineral reserve and mineral resource estimates contained in the 2022 Los Gatos Technical Report had an effective date of July 1, 2022, and exclude mineral reserves that have previously been mined prior to this date. The 2022 Los Gatos Technical Report was based on a geological and geochemical data cut-off date of March 31, 2022. From July 1, 2022, to December 31, 2022, approximately 525,260 tonnes of material were processed by the CLG mill. This processed material included mineral reserve tonnes, and to a lesser extent mineral resource tonnes as well as mineralized material not included in the mineral resource estimates. The mineral resource estimates contained in the 2022 Los Gatos Technical Report are presented on an undiluted basis without adjustment for mining recovery.Shown below are the mineral reserves and mineral resources that were reported in the 2022 Los Gatos Technical Report

The additions to the 2023 CLG mineral reserves and mineral resources per the Los Gatos Technical Report were primarily related to a large amount of additional drilling completed during 2022 and up to March 31, 2023. The 2023 mineral resource estimate for CLG used a total of 1,466 diamond drill holes totaling 282,905 metres. Compared to the 2022 mineral resource estimate, this represents a 28% increase from the database used for the 2022 update with an additional 32,057 metres of surface resource drilling from 51 holes and 29,462 metres of underground definition drilling from 284 holes. The increases in the estimated mineral reserve related to this additional drilling were partially offset by depletion by mining operations. The CLG plant processed 1,071,400 tonnes during 2023.

2022 Mineral Reserve and Mineral Resource

2022 CLG Mineral Reserves Statement as at July 1, 2022

		Ag	Zn	Pb	Au	Ag	Zn	Pb	Au
Reserve Classification	Mt	(g/t)	(%)	(%)	(g/t)	(Moz)	(Mlbs)	(Mlbs)	(koz)
Proven	2.32	309	4.33	2.20	0.31	23.1	221.6	112.3	23.0
Probable	3.75	204	4.57	2.11	0.24	24.6	377.4	174.4	28.7
Proven and Probable Reserve	6.07	244	4.48	2.14	0.27	47.7	599.1	286.7	51.8
_________________________________
1.Mineral Reserves are reported on a 100% basis and exclude all Mineral Reserve material mined prior to July 1, 2022.
2.Specific gravity has been assumed on a dry basis.
3.Tonnage and contained metal have been rounded to reflect the accuracy of the estimate and numbers may not sum exactly.
4.Values are inclusive of mining recovery and dilution. Values are determined as of delivery to the mill and therefore not inclusive of milling recoveries.
5.Mineral Reserves are reported within stope shapes using a variable cut-off basis with a Ag price of US$22/oz, Zn price of US$1.20/lb, Pb price of US$0.90/lb and Au price of US$1,700/oz. The metal prices used for the Mineral Reserves are based on the three-year trailing prices from June 2019 to June 2020 and long-term analyst consensus estimates for the LOM.
6.The Mineral Reserve is reported on a fully diluted basis defined by mining method, stope geometry and ground conditions.
7.Contained Metal (CM) is calculated as follows:
a.Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
b.Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035 ; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)
8.The SEC definitions for Mineral Reserves in S-K 1300 were used for Mineral Reserve classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).
9.Mineral Reserves are those parts of Mineral Resources which, after the application of all mining factors, result in an estimated tonnage and grade which, in the opinion of the Qualified Person(s) making the estimates, is the basis of an economically viable project after taking account of all relevant Modifying Factors. Mineral Reserves are inclusive of diluting material that will be mined in conjunction with the Mineral Reserves and delivered to the treatment plant or equivalent facility.
10.Proven Reserves include a 15.4-kt stockpile at June 30, 2022. The in-situ Reserve is 6,052 kt. Rounding and significant figures may result in apparent summation differences between tonnes and grade.

2022 CLG Mineral Resource Estimate, as at July 1, 2022

		Ag	Zn	Pb	Au	Ag	Zn	Pb	Au
Resource Classification	Mt	(g/t)	(%)	(%)	(g/t)	(Moz)	(Mlbs)	(Mlbs)	(koz)
Measured	0.38	151	2.63	1.49	0.26	1.9	22.1	12.6	3.2
Indicated	1.55	82	3.11	1.57	0.17	4.1	106.4	53.8	8.6
Measured and Indicated	1.94	96	3.01	1.56	0.19	6.0	128.5	66.4	11.8
Inferred	2.09	113	4.30	2.45	0.20	7.6	198.4	113.1	13.3
_________________________________
1.Mineral Resources are reported on a 100% basis and are exclusive of Mineral Reserves.

2.Mineral Resources, which are not Mineral Reserves, do not have demonstrated economic viability. The estimate of Mineral Resources may be materially affected by environmental, permitting, legal, marketing, or other relevant issues.
3.The SEC definitions for Mineral Resources in S-K 1300 were used for Mineral Resource classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).
4.The quantity and grade of reported Inferred Mineral Resources in this estimation are uncertain in nature and there has been insufficient exploration to define these Inferred Mineral Resources as an Indicated or Measured Mineral Resource. It is uncertain if further exploration will result in upgrading Inferred Mineral Resources to an Indicated or Measured Mineral Resource category.
5.Specific gravity has been assumed on a dry basis.
6.Tonnage and contained metal have been rounded to reflect the accuracy of the estimate and numbers may not sum exactly.
7.Mineral Resources exclude all Mineral Resource material mined prior to July 1, 2022.
8.Mineral Resources are reported within stope shapes using a $42/tonne or $52/tonne NSR cut-off basis depending on mining method with an Ag price of $22/oz, Zn price of $1.20/lb, Pb price of $0.90/lb and Au price of $1,700/oz. The metal prices used for the Mineral Resource are based on the three-year trailing prices from June 2019 to June 2020 and long-term analyst consensus estimates for the LOM.
9.No dilution was applied to the Mineral Resource.
10.Contained Metal (CM) is calculated as follows:
•Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
•Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)

Esther Mineral Resource Estimate as at July 1, 2022

		Ag	Zn	Pb	Au	Ag	Zn	Pb	Au
Resource Classification	Mt	(g/t)	(%)	(%)	(g/t)	(Moz)	(Mlbs)	(Mlbs)	(koz)
Indicated	0.28	122	4.30	2.17	0.14	1.1	26.8	13.6	1.2
Inferred	1.20	133	3.69	1.53	0.09	5.1	98.0	40.6	3.3
_________________________________
1.Mineral Resources are reported on a 100% basis.
2.Mineral Resources, which are not Mineral Reserves, do not have demonstrated economic viability. The estimate of Mineral Resources may be materially affected by environmental, permitting, legal, marketing, or other relevant issues.
3.The SEC definitions for Mineral Resources in S-K 1300 were used for Mineral Resource classification which are consistent with Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM (2014) definitions).
4.The quantity and grade of reported Inferred Mineral Resources in this estimation are uncertain in nature and there has been insufficient exploration to define these Inferred Mineral Resources as an Indicated or Measured Mineral Resource. It is uncertain if further exploration will result in upgrading Inferred Mineral Resources to an Indicated or Measured Mineral Resource category.
5.Specific gravity has been assumed on a dry basis.
6.Tonnage and contained metal have been rounded to reflect the accuracy of the estimate and numbers may not sum exactly.
7.Mineral Resources are reported within stope shapes using a $52/tonne NSR cut-off basis assuming processing recoveries equivalent to CLG with an Ag price of $22/oz, Zn price of $1.20/lb, Pb price of $0.90/lb and Au price of $1,700/oz. The metal prices used for the Mineral Resource are based on the three-year trailing prices from June 2019 to June 2020 and long-term analyst consensus estimates for the LOM. There is a portion of the Esther deposit that is oxidized and metallurgical test work is required to define processing recoveries.
8.No dilution was applied to the Mineral Resource.
9.Contained Metal (CM) is calculated as follows:
•Zn and Pb, CM (Mlb) = Tonnage (Mt) * Grade (%) / 100 * 2204.6
•Ag and Au, CM (Moz) = Tonnage (Mt) * Grade (g/t) / 31.1035 ; multiply Au CM (Moz) by 1000 to obtain Au CM (koz)

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

We have internal controls for reviewing and documenting the information supporting the mineral reserve and mineral resource estimates, describing the methods used, and ensuring the validity of the estimates. Information that is utilized to compile mineral reserves and resources is prepared and certified by appropriately qualified persons at the mine site level and is subject to our internal review process which includes review by the Gatos qualified person as defined under SK-1300. The qualified person presents the mineral reserve and mineral resource information to the Technical Safety and Sustainability Committee on an annual basis for further review.

Item 3. Legal Proceedings

For a description of Legal Proceedings see Note 10. Commitments, Contingencies and Guarantees in Item 8. Financial Statements and Supplementary Data.

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

Holders

On February 20, 2024, there were 69,181,047 outstanding shares of the Company’s common stock which were held by approximately 36 stockholders of record. The actual number of holders of the Company’s common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record also do not include stockholders whose shares may be held in trust by other entities.

Dividends

The Company has not declared any dividends since incorporation and has no immediate plans to do so. Currently the policy of the Company is to retain earnings for use in its operations and expansion of its business. Payment of any dividends will depend upon the Company’s future earnings, if any, the Company’s financial condition, and other factors as deemed relevant by the Company’s Board of Directors. In addition, our Credit Facility contains, and any of our future contractual arrangements may contain, restrictions on our ability to pay cash dividends on our capital stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has an equity compensation plan under which options and shares of the Company’s common stock are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board of Directors. The Company’s stockholders have approved these plans. The following table is a summary of the shares of common stock authorized for issuance under equity compensation plans as of December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders:	—	—	—
Equity compensation plans approved by security holders:
Equity Incentive Compensation Plan(1)
Deferred stock units(2)	302,920	N/A
Stock options(3)	2,648,908	$8.81
Performance share units(4)	40,802	N/A
Restricted stock units(5)	925,172	5.04
Total for Equity Incentive Compensation Plan	3,917,802	—	10,301,189
_________________________________
1.The Amended and Restated Long-Term Incentive Plan (“LTIP”) authorizes the issuance of stock options, stock appreciation rights, stock awards, deferred stock units, cash awards and performance awards to NEOs, other employees, consultants and non-employee directors.
2.DSUs do not have exercise prices associated with them, but rather a fair value that equaled the Company’s common stock fair value on grant date. The weighted-average per unit fair value for the outstanding DSUs is $7.76.
3.The Company’s stock options have a contractual term of 10 years and entitle the holder to purchase one share of the Company’s common stock.
4.The initial fair value of performance share units (“PSUs”), which are subject to vesting based on the Company’s attainment of a pre-established market performance goals, is estimated using a Monte Carlo simulation valuation model.
5.The fair value of Restricted Stock Units ("RSUs") is based on the Company's stock price on the date of grant and vest on the third anniversary of the employee's start date.

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, the Company did not issue any shares of its common stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2023, there were no purchases made by or on behalf of the Company or any affiliated purchaser of the Company’s common stock.

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

2023 Key Highlights

Gatos Silver Inc.

•Reported net income of $12.9 million or $0.19 per basic and $0.18 per diluted share;
•Reported Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")1 of $12.4 million;
•Received capital distributions of $59.5 million from the LGJV;
•No debt and $50 million available for withdrawal on the Credit Facility after $9.0 million debt repayment made as of July 21, 2023; and
•Operating cash flow used by operations of $12.0 million and generated free cash flow of $47.5 million.

LGJV (100% basis)
Operational
•Achieved record processing throughput of 1,071,400 tonnes, averaging 2,935 tpd for 2023 over 10% higher than in 2022 and over 3,014 tpd in the fourth quarter of 2023;
•Recoveries achieved or exceeded design rates for payable metals with silver, zinc and lead recovery averaging 89.4%, 62.1%, and 88.7%; respectively;
•CLG mine life extended by 2.75 years to the end of 2030 with a 46% increase in expected total silver production per the Los Gatos Technical Report; and
•Completed further drilling in a large zone of mineralization known as South-East Deeps that extends 415m below the reported reserve which resulted in a significant increase in the 2023 mineral reserve and mineral resource reflected in the Los Gatos Technical Report.
Financial
•The LGJV reported revenue, net income and EBITDA1 of $268.7 million, $53.4 million and $135.8 million, respectively;
•Generated cash flow from operations of $142.0 million in 2023, and free cash flow1 of $84.9 million;
•Made $85.0 million in capital distributions to partners of the LGJV;
•Cost of sales totaled $111.3 million and co-product cash cost per ounce of payable silver equivalent1 was $12.11 and by-product cash cost per ounce of payable silver1 was $6.31 in 2023; and
•Co-product AISC per ounce of payable silver equivalent1 was $15.51 and by-product AISC per ounce of payable silver1 was $11.33 in 2023.

Results of Operations

Results of operations Gatos Silver

The following table presents certain information relating to our operating results for the years ended December 31, 2023 and 2022. In accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), these financial results represent the consolidated results of operations of our Company and its subsidiaries (in thousands).

1 See "Non-GAAP Financial Measures" below.

	Year Ended December 31,
(in thousands)	2023	2022
Expenses
Exploration	$26	$110
General and administrative	25,688	25,468
Amortization	79	180
Total expenses	25,793	25,758
Other income
Equity income in affiliates	33,622	45,230
Legal settlement loss	(1,500)	(7,900)
Interest expense	(679)	(433)
Interest income	1,332	154
Other income	5,992	4,801
Total net other income	38,767	41,852
Income before taxes	12,974	16,094
Income tax expense	114	1,565
Net income	$12,860	$14,529

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

For the year ended December 31, 2023, we reported net income of $12.9 million compared to net income of $14.5 million for 2022. The following factors contributed to the difference:

Exploration

During 2023 we had no exploration activity on the Company-owned Santa Valeria property since all exploration efforts were focused on the CLG, and as a result the 2023 exploration costs decreased by approximately $0.1 million, compared to 2022.

General and administrative expenses

During 2023, we incurred general and administration expense of $25.7 million compared to $25.5 million in 2022. In 2023, general and administrative expenses include non-cash stock-based compensation of $6.0 million, non-recurring professional fees related to legal defense fees of $3.2 million, costs related to the restatement of 2021 and 2022 quarterly financial statements of $2.3 million, and severances of $0.2 million. In 2022, general and administrative expenses include non-recurring professional fees related to legal defense of $6.2 million, non-cash stock-based compensation of $2.8 million, costs related to the restatement of 2021 financial statements of $1.3 million, and severances of $1.0 million. The Company also incurs expenses related to providing management and administration services to the LGJV, for which it receives a management fee, included in Other Income ($6.0 million and $5.0 million in 2023 and 2022, respectively).

Equity income in affiliates

The lower equity income in affiliates in 2023 is as a result of the lower net income recorded at the LGJV. See “Results of Operations LGJV.”

Legal settlement loss

We signed a term sheet to settle the Canadian Class Action for a payment of $3.0 million ($1.5 million net of expected insurance proceeds). The $7.9 million settlement loss (net of expected insurance proceeds) recorded in 2022 is related to a settlement agreement reached with the US Class Action lawsuit. These lawsuits are partially covered by our directors and officers insurance. See Note 10. Commitments, Contingencies and Guarantees.

Interest expense

The $0.2 million increase in interest expense was mainly due to the recognition of the outstanding balance of deferred financing costs upon the repayment of the remaining balance of $9.0 million on the Credit Facility.

Interest income

The $1.2 million increase in interest income was due to the increase in cash balance during the year and an increase in the interest rate earned on cash deposits.

Other income

Other income increased primarily due to an increase in the LGJV management fee from $5.0 million in 2022 to $6.0 million in 2023.

Income tax expense

Income tax expense of $0.1 million relates to operations of the Company's Canadian subsidiary. Tax expense of $1.6 million in 2022 reflected withholding tax on dividends received from the LGJV.

Results of operations LGJV

The following table presents operational information and select financial information of the LGJV for the years ended December 31, 2023 and 2022. The financial information is extracted from the Combined Statements of Income. The financial and operational information of the LGJV and CLG is shown on a 100% basis. As of December 31, 2023 and 2022, our ownership of the LGJV was 70%.

	Year Ended December 31,
(in thousands, except where otherwise stated)	2023	2022
Revenue	$268,671	$311,724
Cost of sales	111,266	107,075
Royalties	1,363	3,069
Exploration	2,875	9,800
General and administrative	18,068	14,307
Depreciation, depletion and amortization	75,110	69,380
Total other (income)	(1,601)	(1,429)
Income tax expense	8,147	37,306
Net income	$53,443	$72,216
Sustaining capital[1]	41,571	76,526
Resource development drilling expenditures[1]	13,464	—
Operating Results
Tonnes milled (dmt)	1,071,400	971,595
Tonnes milled per day (dmt)	2,935	2,662
Average Grades
Silver grade (g/t)	299	368
Gold grade (g/t)	0.29	0.33
Lead grade (%)	1.85	2.31
Zinc grade (%)	3.90	4.37
Contained Metal Produced
Silver ounces (millions)	9.21	10.32
Zinc pounds - in zinc conc. (millions)	57.3	60.7
Lead pounds - in lead conc. (millions)	38.9	43.9
Gold ounces - in lead conc. (thousands)	5.26	5.35
Recoveries[2]
Silver - in both lead and zinc concentrates	89.4%	89.8%
Zinc - in zinc concentrate	62.1%	64.8%
Lead - in lead concentrate	88.7%	88.7%
Gold - in lead concentrate	52.4%	52.0%
Co-product cash cost per ounce of payable silver equivalent[1]	$12.11	$9.41
By-product cash cost per ounce of payable silver[1]	$6.31	$2.17
Co-product AISC per ounce of payable silver equivalent[1]	$15.51	$14.33
By-product AISC per ounce of payable silver[1]	$11.33	$10.24
_________________________________
1.See “Non-GAAP Financial Measures” below.
2.Recoveries are reported for payable metals in the identified concentrate. Recoveries reported previously were based on total metal in both concentrates.

LGJV

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

For the year ended December 31, 2023, the LGJV reported net income of $53.4 million compared to net income of $72.2 million for the year ended December 31, 2022. The change in net income was primarily due to the following factors:

Revenue

The table below provides a breakdown of the LGJV’s concentrate sales including volumes of payable metal and realized sales prices for the year ended December 31, 2023 and 2022:

		Year Ended December 31,
		2023	2022
Sales volumes by payable metal
Silver	million oz	8.28	9.48
Zinc	million lb	48.4	51.7
Lead	million lb	36.0	41.7
Gold	oz	4,070	4,179
Average realized price by payable metal
Silver	$/oz	24.33	20.72
Zinc	$/lb	1.10	1.58
Lead	$/lb	0.97	0.90
Gold	$/oz	1,818	1,678
Revenue by payable metal
Silver	$'000	201,462	196,506
Zinc	$'000	53,270	81,393
Lead	$'000	34,981	37,378
Gold	$'000	7,397	7,011
Subtotal		297,110	322,288
Treatment and refining charges	$'000	(17,174)	(21,871)
Subtotal	$'000	279,936	300,417
Provisional revenue adjustment	$'000	(11,265)	11,307
Total revenue	$'000	268,671	311,724

Silver sales represented 68% and 61% of our revenues before treatment and refining charges and the provisional revenue adjustments in 2023 and 2022, respectively. Revenues decreased by 14% in 2023 compared to 2022, as a result of lower sales volumes of silver, zinc and lead, partly offset by increased sales volumes of gold. The decrease in sales volumes was primarily due to a decrease in silver, zinc, lead and gold ore grades of 19%, 11%, 20% and 12%, respectively. The overall decrease in sales volumes was offset by an increase in realized prices of silver, lead and gold of 17%, 8%, and 8%, respectively, partly offset by a decrease in the realized zinc price of 30%. Treatment and refining charges decreased by 21% and the 2023 provisional revenue adjustments resulted in a total revenue decrease of 11.3 million in 2023 compared to an increase of 11.3 million in 2022. Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement.

Cost of sales

Cost of sales increased by 4% in 2023 compared to 2022, primarily as a result of a 10% increase in mining and milling rates, which included an increase in equipment maintenance costs of $2.5 million and operation of the leaching plant commissioned in 2023 of $1.1 million.

Cash costs1 was $147.9 million in 2023, 1% higher than the $146.3 million incurred in 2022. In 2023 by-product credits1 of $95.6 million were 24% less than the $125.8 million credit in 2022, mainly due to lower realized zinc prices and lower zinc and lead sales in 2023. As a result co-product cash cost1 per ounce of payable silver equivalent and by-product cash cost1 per ounce of payable silver increased by 29% and 191% respectively, to $12.11 and $6.31, respectively, for the year ended 2023. All-in sustaining costs1 were

$189.4 million in 2023 15% lower than the $222.8 million incurred in 2022. Co-product all-in sustaining cost1 per of payable silver equivalent ounce was $15.51 in 2023 compared to $14.33 in 2022. By-product all-in sustaining cost1 per payable silver ounce was $11.33 in 2023 compared to $10.24 in 2022.

Royalties

Royalty expense decreased by $1.7 million in 2023 compared to 2022 due to the decrease in the royalty rate upon achieving a payment threshold per the royalty agreement.

Exploration

Exploration expenditure decreased by $6.9 million in 2023 primarily due to reduced greenfield exploration, as the focus during 2023 was on the ongoing resource expansion drilling of the South-East Deeps Zone which was capitalized.

General and administrative

General and administrative expenses for 2023 were $3.8 million (26%) higher than in 2022. The increase was primarily due to a $0.9 million increase in audit and consulting fees, $1.0 million increase in management fees payable to Gatos Silver, $0.8 million increase in salaries, $0.5 million increase in insurance expense and $0.4 million increase in concessions costs associated with changes in government regulations.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by approximately 8% year over year primarily as a result of commissioning of the third lift of the tailing storage facility in December 2022, the paste fill plant in March 2023 and the fluorine leaching plant in July 2023. The increase was partly offset by the reduction in depreciation, depletion and amortization as a result of the increase in mineral reserves and the extension of the life of mine effective July 2023.

Other expense (income)

Other income of $1.6 million for the year ended December 31, 2023 consists of $1.6 million of interest income earned on average monthly cash balances and $2.6 million of gain on foreign exchange, offset by $0.7 million of other expense associated with inventory write offs due to obsolescence, $1.1 million of accretion expense and $0.7 million of interest expense on advances from a customer. Other income of $1.4 million for the year ended December 31, 2022, consists of an $0.8 million of gain on disposition of assets and a gain of $2.3 million on foreign exchange, offset by $1.1 million of accretion expense and $0.6 million of interest expense on advances from a customer.

Income tax expense

In 2023, the LGJV had income tax expense of $8.1 million compared to $37.3 million in 2022. Income tax expense decreased mainly due to a decrease in net income before tax and a decrease in the valuation allowance on deferred taxes due to the extension of the expected mine life.

Sustaining capital

During 2023, the sustaining capital expenditures primarily consisted of $21.1 million of mine development, $3.0 million on the construction of dewatering wells, $4.2 million on the construction of the fluorine leaching plant facility, $8.8 million for the purchase of mining equipment and $1.9 million on underground power distribution infrastructure. During 2022, major sustaining capital expenditures included $27.1 million of mine development, $19.5 million on the construction of the paste-fill plant, $8.2 million on the construction of the raise of the tailings storage facility, $2.6 million for the construction of a ventilation raise, $3.5 million for the purchase of mining equipment, $2.9 million on underground power distribution infrastructure.

Resource development drilling expenditures

During 2023, resource development drilling expenditures primarily related to resource expansion drilling of the South-East
Deeps zone at CLG. During 2022, there were no resource development drilling expenditures incurred.

_________________________________
1 See “Non-GAAP Financial Measures” below.

Cash Flows

Gatos Silver

The following table presents summarized information of our cash flows for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided (used) by
Operating activities	$(12,020)	$14,554
Investing activities	59,500	(60)
Financing activities	(9,000)	(4,106)
Total change in cash	$38,480	$10,388

Cash flow used by operating activities was $12.0 million in 2023, compared to cash provided by operating activities of $14.6 million in 2022. The $26.6 million decrease in operating cash flow was primarily due to $30.8 million in dividends received from the LGJV in 2022 whereas in 2023 cash distributions from the LGJV were made as capital distributions, which are classified as cash flows provided by investing activities.

Cash provided by investing activities was $59.5 million in 2023, compared to $0.1 million in 2022. The cash in flow during 2023 is as a result of $59.5 million capital contributions received from the LGJV.

Free cash flow (See "Non-GAAP Financial Measures") totaled $47.5 million in 2023 compared to $14.5 million in 2022. The increase is due to the increase in cash distributions received from the LGJV in 2023.

Cash used by financing activities was $9.0 million in 2023, compared to $4.1 million in 2022. Cash used by financing activities in 2023 consisted of the $9.0 million full repayment of the outstanding Credit Facility balance. Cash used by financing activities in 2022, reflected the $4.0 million partial repayment of the Credit Facility.

LGJV

The following table presents summarized information relating to the LGJV’s cash flows for years ended December 31, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided (used) by
Operating activities	$142,001	$157,374
Investing activities	(57,087)	(82,279)
Financing activities	(85,547)	(60,439)
Total change in cash	$(633)	$14,656

Cash provided by operating activities was $142.0 million and $157.4 million for the years ended December 31, 2023 and 2022, respectively. The $15.4 million decrease in cash provided by operating activities was primarily due to the decrease in revenue partially offset by cash flow from working capital changes.

Cash used by investing activities was $57.1 million and $82.3 million for the years ended December 31, 2023, and 2022, respectively. The $25.2 million decrease in cash used was primarily due to lower capital expenditures incurred during 2023.

Free cash flow (See "Non-GAAP Financial Measures") at the LGJV totaled $84.9 million in 2023 compared to $75.1 million in 2022, reflecting lower sustaining capital expenditures partly offset by lower revenues.

Cash used by financing activities was $85.5 million and $60.4 million for the years ended December 31, 2023 and 2022, respectively. During 2023, the LGJV distributed $85.0 million to the joint venture partners and made $0.5 million in equipment loan payments. During 2022, the LGJV paid dividends of $55.0 million to the joint venture partners and made $5.4 million in equipment loan payments.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, the Company had cash and cash equivalents of $55.5 million and $17.0 million, respectively. The increase in cash and cash equivalents was primarily due to receipt of $59.5 million in capital contributions and the $6.0 million management fee from the LGJV, partly offset by general and administrative costs incurred in the year.

Sources and Uses of Capital Resources

As at January 31, 2024, our cash and cash equivalents are $53.1 million and we have $50.0 million available to be drawn under the Credit Facility. The LGJV had cash and cash equivalents of $43.1 million as at January 31, 2024. On February 15, 2024, the LGJV made a $30.0 million capital distribution to the LGJV partners, of which the Company’s share was $21.0 million. We believe we have sufficient cash and access to borrowings and other resources to carry out our business plans for at least the next 12 months. We may decide to increase our current financial resources with external financings if our long-term business needs require us to do so however there can be no assurance that financing will be available to us on acceptable terms, or at all. We manage liquidity risk through our cash balances, credit facility, and the management of our capital structure.

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

Finally, as part of our ongoing business strategy we regularly evaluate our capital structure. We may from time to time use our existing cash to fund opportunities or return capital to shareholders.

Indebtedness and Lines of Credit

On December 13, 2023, we entered into a second amended and restated Credit Facility with BMO, maintaining a credit limit of $50.0 million, with an accordion feature providing up to an additional $50.0 million, subject to certain conditions. Borrowings under the Credit Facility:

•mature on December 31, 2026, and

•bear interest at a rate equal to either a term SOFR rate plus a margin ranging from 2.75% to 3.75% or a U.S. base rate plus a margin ranging from 1.75% to 2.75%, at our option.

The Credit Facility contains affirmative and negative covenants that are customary for agreements of this nature. The affirmative covenants require the Company to comply, at all times, with, among other things, a Leverage Ratio not greater than 3.00 to 1.00, with earnings before interest, tax, depletion depreciation and amortization calculated upon a trailing four fiscal quarter period, a liquidity covenant not less than $20.0 million and an interest coverage ratio not less than 4.00 to 1.00 calculated based on a trailing four fiscal quarter period. The negative covenants include, among other things, limitations on certain specified asset sales, mergers, acquisitions, indebtedness, liens, dividends and distributions, investments and transactions with affiliates. As of December 31, 2023, we had $nil of borrowings outstanding under the Credit Facility.

Contractual Obligations

We and the LGJV entered into commitments with federal and state agencies to lease surface and mineral rights in Mexico related to our exploration activities. These leases are renewable annually.

The LGJV has a renewable energy supply contract with a committed purchase amount of 140,000MW per annum until September 6, 2025. As at December 31, 2023, the expected purchase commitment was $11,400 in 2024 and $9,500 in 2025, for an aggregate of $20,900. Part of the cost depends on the regulated rates by the Mexico Power Market. The LGJV consumed 159,964 MW and 146,750 MW under this contract in the years ended December 31, 2023 and 2022, respectively.

Critical Accounting Policies

Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability or expense that is being reported. For a discussion of recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

Equity Method Investment

We account for our investment in affiliates using the equity method of accounting whereby, after valuing the initial investment, we recognize our proportional share of results of operations of the affiliate in its consolidated financial statements. The value of equity method investments is adjusted if it is determined that there is an other-than-temporary decline in value. The Company reviews equity method investments for an other-than-temporary decline in value when events or circumstances indicate that a decline in the fair value of the investment below its carrying value is other-than-temporary. Our investment in the LGJV is presented as investment in affiliates in the consolidated balance sheet. The difference between the carrying amount of the investment in affiliates and our equity in the LGJV’s net assets is due to value of mineral resources at MPR. Our proportional share of such costs are reported as an investment in affiliate and the residual costs, related to Dowa’s proportional ownership, are reported in the statement of income.

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

Income and Mining Taxes

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows and the application of existing tax laws in the United States and Mexico. Refer to “Critical Accounting Policies - Mineral Properties and Carrying Value of Long-Lived Assets” above for a discussion of the factors that could cause future cash flows to differ from estimates. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize deferred tax assets recorded at the balance sheet date could be impacted. Additionally, future changes in tax laws in the jurisdictions in which we operate could limit our ability to obtain the future tax benefits represented by our deferred tax assets recorded at the reporting date.

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

The calculations for determining co-product and by-product cash cost and co-product and by-product AISC per ounce were updated to include period end accruals for sales (both volume and value for payable metals). In addition, the calculation for determining silver equivalent ounces used for co-product cash cost per ounce and co-product AISC per ounce was updated to include final settlements in the calculation of the realized metal prices. The prior period comparatives were updated to reflect this change; however, the cash cost and AISC per ounce calculated on this basis is not materially different from the cash cost and AISC cost per ounce previously reported.

	Year Ended December 31,
(in thousands, except where otherwise stated)	2023	2022
Cost of sales	$111,266	$107,075
Royalties	1,363	3,069
Exploration	2,875	9,800
General and administrative	18,068	14,307
Depreciation, depletion and amortization	75,110	69,380
Total expenses	$208,682	$203,631
Depreciation, depletion and amortization	(75,110)	(69,380)
Exploration[1]	(2,875)	(9,800)
Treatment and refining costs[2]	17,174	21,871
Cash costs (A)	$147,871	$146,322
Sustaining capital[3]	41,571	76,526
All-in sustaining costs (B)	$189,442	$222,848
By-product credits[4]	(95,648)	(125,782)
All-in sustaining costs, net of by-product credits (C)	$93,794	$97,066
Cash costs, net of by-product credits (D)	$52,223	$20,540

Payable ounces of silver equivalent[5] (E)	12,214	15,552
Co-product cash cost per ounce of payable silver equivalent (A/E)	$12.11	$9.41
Co-product all-in sustaining cost per ounce of payable silver equivalent (B/E)	$15.51	$14.33

Payable ounces of silver (F)	$8,282	$9,482
By-product cash cost per ounce of payable silver (D/F)	$6.31	$2.17
By-product all-in sustaining cost per ounce of payable silver (C/F)	$11.33	$10.24
_________________________________
1.Exploration costs are not related to current mining operations.
2.Represent reductions on customer invoices and included in Revenue of the LGJV combined statement of income.
3.Sustaining capital excludes resource development drilling costs related to resource development drilling in the South-East Deeps zone.
4.By-product credits reflect realized metal prices of zinc, lead and gold for the applicable period, which includes any final settlement adjustments from prior periods.
5.Silver equivalents utilize the average realized prices during the year ended December 31, 2023, of $24.33/oz silver, $1.10/lb zinc, $0.97/lb lead and $1,818/oz gold and the average realized prices during the year ended December 31, 2022, of $20.72/oz silver, $1.58/lb zinc, $0.90/lb lead and 1,678/oz gold. The average realized prices are determined based on revenue inclusive of final settlements.

Sustaining capital and Resource development drilling

The following table provides a breakdown of cash flows used by investing activities of the LGJV:

	Twelve Months Ended December 31,
(in thousands)	2023	2022
Cash flow used by investing activities	$57,087	$82,279

Sustaining capital	41,571	76,526
Resource development drilling	13,464	—
Materials & supplies	600	327
Amount included in accounts payable	1,452	5,426
Total	$57,087	$82,279

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

	Twelve Months Ended December 31,
(in thousands)	2023	2022
Net income	$12,860	$14,529
Interest expense	679	433
Interest income	(1,332)	(154)
Income tax expense	114	1,565
Depreciation, depletion and amortization	79	180
EBITDA	$12,400	$16,553

The table below reconciles of EBITDA, a non-GAAP measure, to the LGJV’s Net Income:

	Twelve Months Ended December 31,
(in thousands)	2023	2022
Net income and comprehensive income	$53,443	$72,216
Interest income	(1,567)	—
Interest expense	660	582
Income tax expense	8,147	37,306
Depreciation, depletion and amortization	75,110	69,380
EBITDA	$135,793	$179,484

Free Cash Flow

Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Cash provided by (used in) operating activities less Cash Flow (used in) from investing Activities as presented on the Consolidated Statements of Cash Flows. The Company believes Free Cash Flow is also useful for investors as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.

The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to net cash (used) provided by operating activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow.

	Twelve Months Ended December 31,
(in thousands)	2023	2022
Net cash (used) provided by operating activities	$(12,020)	$14,554
Net cash provided (used) by investing activities	59,500	(60)
Free cash flow	$47,480	$14,494

The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to net cash provided by operating activities for the LGJV.

	Twelve Months Ended December 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$142,001	$157,374
Net cash used by investing activities	(57,087)	(82,279)
Free cash flow	$84,914	$75,095

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and are not required to provide disclosure pursuant to this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gatos Silver Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gatos Silver Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholder's equity, and cash flows for the years then ended, and the related notes (collectively referred to as “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

Chartered Professional Accountants
Licensed Public Accountants

We have served as the Company's auditor since 2022.

Toronto, Canada
February 20, 2024

GATOS SILVER, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

(In thousands of United States dollars, except share amounts)

	Notes	2023	2022
ASSETS
Current Assets
Cash and cash equivalents		$55,484	$17,004
Related party receivables	6	560	1,773
Other current assets	3	22,642	16,871
Total current assets		78,686	35,648
Non-Current Assets
Investment in affiliates	14	321,914	347,793
Deferred tax assets	12	266	—
Other non-current assets		38	60
Total Assets		$400,904	$383,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued and other liabilities	5	$33,357	$26,358
Non-Current Liabilities
Credit Facility, net of debt issuance costs	11	—	8,661
Stockholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,181,047 and 69,162,223 shares outstanding as of December 31, 2023 and December 31, 2022, respectively		117	117
Paid-in capital		553,319	547,114
Accumulated deficit		(185,889)	(198,749)
Total stockholders’ equity		367,547	348,482
Total Liabilities and Stockholders’ Equity		$400,904	$383,501

See accompanying notes to the consolidated financial statements.

GATOS SILVER, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31,

(In thousands of United States dollars, except share amounts)

	Notes	2023	2022
Expenses
Exploration		$26	$110
General and administrative		25,688	25,468
Amortization		79	180
Total expenses		25,793	25,758
Other income (expense)
Equity income in affiliates	14	33,622	45,230
Legal settlement loss	10	(1,500)	(7,900)
Interest expense		(679)	(433)
Interest income		1,332	154
Other income	6	5,992	4,801
Total net other income		38,767	41,852
Income before taxes		12,974	16,094
Income tax expense	12	114	1,565
Net income and comprehensive income		$12,860	$14,529
Net income per share:
Basic	8	$0.19	$0.21
Diluted	8	$0.18	$0.21
Weighted average shares outstanding:
Basic		69,163,564	69,162,223
Diluted		69,536,298	69,309,019

See accompanying notes to the consolidated financial statements.

GATOS SILVER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands of United States dollars, except share amounts)

	Number	Amount
	Common Stock	Common Stock	Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2021	69,162,223	$117	$544,383	$(213,278)	$331,222
Stock-based compensation	—	—	2,731	—	2,731
Net income	—	—	—	14,529	14,529
Balance at December 31, 2022	69,162,223	$117	$547,114	$(198,749)	$348,482
Stock-based compensation	—	—	5,336	—	5,336
Deferred Stock Unit compensation	—	—	869	—	869
Deferred Stock Units converted to common stock	18,824	—	—	—	—
Net income	—	—	—	12,860	12,860
Balance at December 31, 2023	69,181,047	$117	$553,319	$(185,889)	$367,547

See accompanying notes to the consolidated financial statements.

GATOS SILVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,

(In thousands of United States dollars, except share amounts)

	Notes	2023	2022
OPERATING ACTIVITIES
Net income		$12,860	$14,529

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization		79	180
Stock-based compensation expense	7	5,336	2,840
Equity income in affiliates	14	(33,622)	(45,230)
Other		1,159	199
Deferred tax recovery	12	(266)	—
Dividends from affiliates	14	—	30,775

Changes in operating assets and liabilities:
Receivables from related‑parties		1,213	(180)
Accounts payable and other accrued liabilities		6,992	24,632
Other current assets		(5,771)	(13,191)
Net cash (used) provided by operating activities		(12,020)	14,554

INVESTING ACTIVITIES
Purchase of property, plant and equipment		—	(60)
Capital distributions received from affiliate	14	59,500	—
Net cash provided (used) by investing activities		59,500	(60)

FINANCING ACTIVITIES
Credit Facility repayment	11	(9,000)	(4,000)
Financing costs		—	(106)
Net cash used by financing activities		(9,000)	(4,106)
Net increase in cash and cash equivalents		38,480	10,388
Cash and cash equivalents, beginning of period		17,004	6,616
Cash and cash equivalents, end of period		$55,484	$17,004

Interest paid		$417	$645
Supplemental disclosure of noncash transactions:
Recognition of Right of Use Asset and Lease Liability		$—	$128

See accompanying notes to the consolidated financial statements.

GATOS SILVER, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of United States dollars, except share amounts)

1.    Description of Business

Organization and Nature of Business

Gatos Silver, Inc. and its subsidiaries (“Gatos Silver” or “the Company”) is a silver dominant exploration, development and production company that discovered a new silver, lead and zinc-rich mineral district in southern Chihuahua State, Mexico.

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

Dowa acquired a 30% interest in the LGJV and the right to purchase future zinc-concentrate production at market rates by completing its $50,000 funding requirement on April 1, 2016. The LGJV completed a feasibility study in January 2017 and the latest Los Gatos Technical Report was filed on October 20, 2023, with an effective date of July 1, 2023. In May 2019, Dowa increased its ownership interest by 18.5% to 48.5% through the conversion of the Dowa MPR Loan to equity. On March 11, 2021, the Company repurchased the 18.5% interest from Dowa for a total consideration of $71,550, including Dowa holding costs of this incremental interest, increasing the Company’s ownership in the LGJV Entities to 70.0%. These transactions resulted in a $47,400 higher basis than the underlying net assets of the LGJV Entities. See Note 10 - Commitment, Contingencies and Guarantees for further discussion. The LGJV ownership is currently 70% Gatos Silver and 30% Dowa ("LGJV Partners"). Despite owning the majority interest in the LGJV, the Company does not exercise control over the LGJV due to certain provisions contained in the Unanimous Omnibus Partner Agreement that currently require unanimous partner approval of all major operating decisions, as a result the Company accounts for the LGJV as an equity method investment.

On September 1, 2019, the LGJV commenced commercial production of its two concentrate products: a lead concentrate and a zinc concentrate. The LGJV’s lead and zinc concentrates are currently sold to third-party customers.

The Company has two wholly-owned subsidiaries, Minera Luz del Sol S. de R.L. de C.V. (“MLS”) and Gatos Silver Canada Corporation (“GSC”).

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

Equity method investment

The Company accounts for its investment in affiliates using the equity method of accounting whereby, after valuing the initial investment, the Company recognizes its proportional share of results of operations of the affiliate in its consolidated financial statements. The value of equity method investments are adjusted if it is determined that there is an other-than-temporary decline in value. The Company’s investment in the LGJV Entities is presented as Investment in affiliates in the consolidated balance sheet. The basis difference between the carrying amount of the investment in affiliates and the Company’s equity in the LGJV Entities’ net assets is due to value of the LGJV mineral resources. This basis difference is amortized on a units of production basis as the mineral resource is mined. Dividends received are recorded as an operating cash flow. Returns on capital distributions are recorded as an operating cash flow whereas returns of capital distributions are recorded as an investing cash flow.

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

Functional currency and translation of foreign currencies

The U.S. dollar is the functional currency of the Company and its subsidiaries. Monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting gains or losses reported in foreign exchange (gain) loss in the statement of income. Non-monetary assets and liabilities are translated at historical exchange rates. Expenses and income items denominated in foreign currencies are translated into U.S. dollars at historical exchange rates.

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

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The initial fair value of performance share units (“PSUs”), which are subject to vesting based on the Company’s attainment of a pre-established market performance goals, is estimated using a Monte Carlo simulation valuation model. The fair value of Restricted Stock Units ("RSUs") is based on the Company's stock price on the date of grant and vest on the third anniversary of the grant date, unless otherwise specified. The fair value of Deferred Stock Units ("DSUs") is based on the Company's stock price on the date of the grant and DSUs vest on the grant date. The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, estimates of forfeitures, the risk-free interest rate, expected dividend yields, and the Company’s performance. The Company estimates forfeitures of stock-based awards based on historical data and periodically adjusts the forfeiture rate.

Net income per share

Basic and diluted earnings per share are presented for net income attributable to common shareholders. Basic net earnings per share is computed by dividing the net income available to common stockholders by the weighted-average number of common stock shares outstanding, for the respective period presented. Diluted net earnings per share is computed similarly, except that weighted-average common shares is increased to reflect the potential dilution that would occur if stock options were exercised, or DSUs, RSUs and PSUs were converted into common stock. The effects of the Company’s dilutive securities are excluded from the calculation of diluted weighted-average common shares outstanding if their effect would be anti-dilutive based on the treasury stock method or due to a net loss.

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

Current tax comprises the expected tax payable on the taxable income for the year and any adjustments to the tax payable or receivable in respect of previous years. The amount of current tax payable is the best estimate of the tax amount expected to be paid that reflects uncertainty related to income taxes, if any. It is measured using tax rates enacted at the reporting date.

Recently issued and adopted accounting standards

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021, to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. Generally, the guidance is to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2023. The Company has not elected to use the optional guidance and continues to evaluate the options provided by ASU 2020-04 and ASU 2021-01. The Company concluded that this update does not have a material impact on its financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosures of Supplier Finance Program Obligations. The ASU requires entities that use supplier finance programs (that are in the scope of the ASU) in connection with the purchase of goods and services to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments are effective for all entities for fiscal years beginning after 15 December 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. In the period of initial adoption, the amendments should be applied retrospectively to all periods in which a balance sheet is presented, except for the roll forward requirement, which should be applied prospectively. The Company assessed the new guidance and concluded that this update does not have any impact on the financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments of this udpate are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still assessing the impact of this standard.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency, effectiveness and comparability of income tax disclosures. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is still assessing the impact of this standard.

As of December 31, 2023, there are no additional recently issued or adopted accounting standard that could have a material impact on our financial statements.

3.    Other Current Assets

	December 31, 2023	December 31, 2022
Value added tax receivable	$691	$730
Prepaid expenses	1,914	2,890
Insurance proceeds receivable	20,000	13,100
Other assets	37	151
Total other current assets	$22,642	$16,871

The insurance proceeds receivable represents the insurance payable by the Company’s insurers to claimants on behalf of the Company related to the settlement of the Canadian and U.S. class action lawsuits. See Note 10 Commitments, Contingencies and Guarantees, for further discussion.

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

Santa Valeria Concession

The Company holds Santa Valeria concessions. If production commences, the Company is required to make a production royalty payment of 1% of the net smelter returns. The Company may terminate the agreement upon prior notice.

The Company made no mineral lease payments in the years ended December 31, 2023 and 2022.

5.    Accounts Payable, Accrued and Other Liabilities

	December 31, 2023	December 31, 2022
Accounts payable	$2,713	$586
Accrued expenses	3,031	2,761
Accrued compensation	3,215	1,889
Legal settlement payable	24,000	21,000
Current tax payable	387	—
Other liabilities	11	122
Total accounts payable, accrued and other liabilities	$33,357	$26,358

The legal settlement payable is the liability recorded for the settlements of the class action lawsuit. See Note 10 Commitments, Contingencies and Guarantees, for further discussion on the U.S. and Canadian class action lawsuits and related settlement discussion.

6.    Related-Party Transactions

LGJV

Under the Unanimous Omnibus Partner Agreement, the Company provides certain management and administrative services to the LGJV. The Company earned $6,000 and $5,000 under this agreement for the years ended December 31, 2023 and 2022, respectively, which have been recorded on the statement of income under other income. The Company received $6,417 and $5,417 in cash from the LGJV under this agreement for the years ended December 31, 2023 and 2022, respectively. The Company had receivables under this agreement of nil and $417 as of December 31, 2023 and 2022, respectively. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV.

The Company seconds certain employees to the LGJV and charged $2,627 and $2,399 related to this arrangement in the years ended December 31, 2023 and 2022, respectively. The Company received $3,489 in cash and had a $250 receivable outstanding at December 31, 2023, and received $1,431 in cash and had $1,112 receivable outstanding at December 31, 2022, related to this arrangement.

7.    Stockholders’ Equity

The Company is authorized to issue 700,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2023, 69,181,047 shares of common stock are outstanding, and no shares of preferred stock are outstanding.

Stock-Based Compensation

Equity Compensation Plan

The Company has a Long-Term Incentive Plan under which options and shares of the Company’s common stock are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board of Directors. Awards under the plan include stock options, stock appreciation rights, stock awards, deferred stock units, and performance awards. Stock options, performance share units, restricted stock units and deferred stock units have been granted by the Company in different periods. As of December 31, 2023, approximately 10.3 million shares of common stock were available for grant under the plan. The Company recognized stock-based compensation expense as follows:

	Year ended December 31,
	2023	2022
Stock options	$4,087	$2,621
Performance share units	203	219
Restricted stock units	1,046	—
Total stock-based compensation	$5,336	$2,840

Stock Option Transactions

The Company’s stock options have a contractual term of 10 years and entitle the holder to purchase shares of the Company’s common stock. The stock options granted to the Company’s employees have a service period of three years. The stock options granted to non-employee directors vest immediately.

The Company granted 1,132,520 stock options on September 11, 2023, and 134,225 stock options on November 9, 2023, with the weighted-average grant-date fair value per share of $2.93 and $2.77, respectively. In 2022, 100,000 stock options were granted with a weighted-average grant-date fair value per share of $5.83. The stock options granted in September 2023 represented a portion of 2022 compensation due to the Company being in an extended blackout period in 2022 and a portion of 2023.

Of the stock options granted in 2023, 604,799 vested immediately, including stock options granted to non-employee directors. No stock options were exercised during the years ended December 31, 2023 and 2022.

On December 31, 2023, there was $2,087 of unrecognized stock-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.2 years.

The following table summarizes the respective vesting start dates and number of options granted to employees and directors in 2023 and 2022:

Recipient	Options Granted	Vesting Start Date	Grant Date
Employees	100,000	January 18, 2022	January 18, 2022
Employees	1,044,705	September 11, 2023	September 11, 2023
Directors	87,815	September 11, 2023	September 11, 2023
Directors	134,225	November 9, 2023	November 9, 2023

The following assumptions were used to compute the fair value of the options granted using the Black-Scholes option valuation model:

	Jan. 2022	Sep. 2023	Nov. 2023
Risk-free interest rate	1.74%	4.39%	4.52%
Dividend yield	—	—	—
Estimated volatility	60.75%	57.67%	57.85%
Expected option life	6 years	6 years	6 years

The Company’s estimated volatility computation was based on the historical volatility of a group of peer companies’ common stock over the expected option life and included both exploration stage and development stage companies. Prior to our IPO in October 2020, the Company's common stock was not publicly traded. As a result, the expected volatility assumption was based on peer information due to insufficient market trading history required to calculate a meaningful volatility factor. The computation of the expected option life was determined based on a reasonable expectation of the option life prior to being exercised or forfeited. The risk-free interest rate assumption was based on the U.S. Treasury constant maturity yield at the date of the grant over the expected life of the option. No dividends were expected to be paid.

The following tables summarize the stock option activity for the year ended December 31, 2023:

Employee & Director Options	Options	Weighted‑ Average Exercise Price	Aggregate Intrinsic Value	Weighted‑ Average Remaining Life (Years)
Outstanding at December 31, 2022	1,701,530	$12.67
Granted	1,266,745	$5.01
Forfeited	(289,760)	$13.99
Expired	(62,000)	$12.00
Outstanding at December 31, 2023	2,616,515	$8.83	$2,090	9.86
Vested at December 31, 2023	1,848,486	$9.69	$2,053	9.07

The total fair value of stock options vested during the year ended December 31, 2023, was $6,344.

At December 31, 2023, the Company had 32,393 LGJV-personnel stock options outstanding with weighted-average exercise price of $7.31 and weighted-average remaining life 2.0 years. There were no grants or exercises in the year ended December 31, 2023.

Performance Share Unit Transactions

On December 17, 2021, 119,790 PSUs were granted to the Company’s employees with a weighted average grant date fair value per share of $14.22. As at December 31, 2023, there were 40,802 PSUs outstanding. On December 31, 2023, unrecognized compensation expense related to the PSUs was $166, which is expected to be recognized over a weighted-average period of 1.0 year. There were no grants in the year ended December 31, 2023.

Restricted Stock Unit Transactions

RSUs granted are reported as equity awards with a fair value of each RSU equal to the fair value of the Company's common stock on the grant date and vest on the third anniversary of the grant date or employee start date, in respect of the below-referred grants. Each earned RSU represents the right to receive one share of the Company's common stock.

On September 11, 2023, the Company granted 925,172 RSUs with grant date fair value of $5.04 and have varying vesting dates due to the Company being in an extended blackout period in 2022 and a portion of 2023.

Compensation expense is recognized ratably from the grant date over the requisite vesting period. On December 31, 2023, unrecognized compensation expense related to the RSUs was $3,617, which is expected to be recognized over a weighted-average period of 1.3 years.

Deferred Stock Unit Transactions

DSUs are awarded to non-employee directors at the discretion of the Board of Directors. The DSUs are fully vested on the grant date and each DSU entitles the holder to receive one share of the Company’s common stock upon the director’s cessation of continuous service. Non-employee directors are eligible to elect to defer receipt of any portion of annual retainers or meeting fees and take payment in the form of DSUs. The DSU entitles the holder to receive one share of the Company’s common stock at either a date specified in the deferral election or cessation of service, whichever comes first. The fair value of DSUs are equal to the fair value of the Company’s common stock on the grant date.

The Company granted 174,948 DSUs during the year ended December 31, 2023 and nil during the year ended December 31, 2022. The 2023 grant included DSU compensation related to 2022 that could not be issued due to the Company being in an extended blackout period in 2022 and a portion of 2023.

Director DSUs	Shares	Weighted‑ Average Grant Price
Outstanding at December 31, 2022	146,796	$10.88
Granted	174,948	$4.97
Converted to common stock	(18,824)	$6.13
Outstanding at December 31, 2023	302,920	$7.76
The Company recognized DSU expense of $626 and $239 for the years ended December 31, 2023 and 2022, respectively. The DSU expenses accrued for in 2022 during the blackout period were subsequently granted in 2023. In December 2023, 18,824 DSUs were converted to common stock.

At December 31, 2023, 302,920 DSUs remain outstanding with a weighted-average grant date fair value of $7.76 per unit.

8.    Net Income per Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly, except that weighted-average common shares are increased to reflect the potential dilution that would occur if stock options were exercised or PSUs, DSUs or RSUs were converted into common stock. The dilutive effects are calculated using the treasury stock method.

For the year ended December 31, 2023, all in-the-money stock options, PSUs, RSUs and DSUs have been included in the dilutive earnings per common share calculation. For the year ended December 31, 2022, all options and PSUs were excluded from the diluted earnings per common share calculation as the shares would be anti-dilutive.

A reconciliation of basic and diluted earnings per common share is presented below:

	Year Ended December 31,
	2023	2022
Net income	$12,860	$14,529

Weighted average shares:
Basic	69,163,564	69,162,223
Effect of dilutive stock options	1,493	—
Effect of dilutive PSUs	8,364	—
Effect of dilutive RSUs	174,849	—
Effect of dilutive DSUs	188,028	146,796
Diluted	69,536,298	69,309,019

Net income per share:
Basic	$0.19	$0.21
Diluted	$0.18	$0.21

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

The Company’s financial assets and liabilities such as cash and cash equivalents, related party receivables, value added tax receivable, insurance proceeds receivable, accounts payable and debt are approximate fair value due to their short maturities and are classified within Level 1 of the fair value hierarchy.

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

On June 13, 2023, the Company entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties agreed to resolve the U.S. Class Action for a payment by us and our insurers of $21.0 million to a settlement fund. On June 16, 2023, the parties filed a joint status report requesting that the Court grant a temporary stay of all proceedings in the case pending submission of proposed settlement documentation on or before July 13, 2023. On July 13, 2023, the plaintiffs filed an unopposed motion for an order preliminarily approving the settlement agreed by the parties and providing for class notice which will provide for (i) preliminary approval of the settlement; (ii) approval of the form and manner of giving notice of the settlement to the settlement class; and (iii) a hearing date and time to consider approval of the Settlement and related matters (the “Preliminary Order”). On September 12, 2023, the plaintiffs filed an unopposed motion for to amend the Preliminary Order to reflect certain changes to the form of release proposed to be executed by the plaintiffs. On January 26, 2024, the parties jointly requested a status conference with the District Court to discuss the status of the pending motion for preliminary approval or, in the alternative, for the District Court to grant the motion. As of January 5, 2024, our insurers have recognized $7,470 in costs that apply to the $10,000 retention. Accordingly, on this basis, assuming settlement payments in respect of the U.S. Class Action are required to be made before payments in the respect of the Canadian Class Action (discussed below), we expect to fund no more than $2,530 of the settlement, with the balance of the settlement payment to be paid by insurance. The Company and the other defendants will not admit any liability as part of the settlement. Since the settlement of the U.S. Class Action is subject to conditions, there can be no assurance that the U.S. Class Action will be finally resolved pursuant to the agreement in principle that has been reached.

By Notice of Action issued February 9, 2022, and subsequent Statement of Claim dated March 11, 2022, Izabela Przybylska (the "Plaintiff") commenced a putative class action against the Company, certain of its former officers and directors, and others in the Ontario Superior Court of Justice on behalf of a purported class of all persons or entities, wherever they may reside or be domiciled, who acquired securities of the Company in both the primary and secondary markets during the period from October 28, 2020 until January 25, 2022 (the "Canadian Class Action"). The action asserts claims under Canadian securities legislation and at common law and seeks unspecified monetary damages and other relief in respect of allegations the defendants made false and misleading statements and omitted material information regarding the mineral resources and reserves of the Company.

On January 26, 2024, counsel for us and the Plaintiff executed a term sheet wherein any claims against us and the named individuals would be settled for a payment by us of $3,000, accrued at December 31, 2023. The Company will not admit any liability as part of the settlement. The definitive settlement is being finalized. Accordingly, on the basis of the costs recognized by the insurers to January 5, 2024, and assuming settlement payments in respect of the U.S. Class Action are required to be made before payments in the respect of the Canadian Class Action, the Company would fund $1,470 of this settlement.

Since the settlements of the U.S. Class Action and the Canadian Class Action are subject to conditions, there can be no assurance that either the U.S. Class Action or the Canadian Class Action will be finally resolved pursuant to the agreements that have been reached. Further, the Company has made a disclosure to the US Department of Justice and the SEC regarding its January 25, 2022 press release and issues related to CLG’s mineral reserves and mineral resources at the time. The Company is cooperating with those agencies’ investigations and cannot reasonably predict any outcome.

There can be no assurance that any of the foregoing matters individually or in aggregate will not result in outcomes that are materially adverse for us.

11.    Debt

On July 12, 2021, the Company entered into a $50,000 Revolving Credit Facility (the “Credit Facility”) with Bank of Montreal ("BMO").

On December 13, 2023, the Company entered into a second amended and restated Credit Facility with BMO. The main changes to the terms of the agreement are as follows:
•the maturity date was extended to December 31, 2026;
•$50,000 revolving line of credit with an accordion feature, which allows for an increase in the total line of credit up to $100,000, subject to certain conditions;
•loans under the Credit Facility bear interest at a rate equal to either a term SOFR rate plus a margin ranging from 2.75% to 3.75%, or a U.S. base rate plus a margin ranging from 1.75% to 2.75%, at our option;
•Any drawdown is secured by the Company's assets including the Company's shares in the LGJV Entities.

On July 21, 2023, the Company repaid the full outstanding balance of $9,000 on the Credit Facility. As a result, the outstanding debt balance was $nil at December 31, 2023. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2023.

The Company recognized interest expense of $679, amortization of debt issuance cost of $57 and paid $413 in interest for the year ended December 31, 2023. The Company recognized interest expense of $433, amortization of debt issuance cost of $147 and paid $645 in interest for the year ended December 31, 2022.

12.    Income Taxes

The components of income from operations before income taxes were as follows for the years ended December 31:

	2023	2022
U.S.	$13,606	$19,111
Foreign	(632)	(3,017)
Total	$12,974	$16,094

The consolidated income tax expense consisted of $114 and $1,565, for the years ended December 31, 2023 and 2022, respectively.

A reconciliation of the actual income tax benefit and the tax computed by applying the applicable U.S. federal rate of 21% to the income before taxes is as follows for the years ended December 31:

	2023	2022
Tax provision from operations	$2,725	$3,380
State tax benefit from operations	8	20
Nondeductible expenses	1,298	(594)
Change in valuation allowance	(3,908)	(3,410)
Mexican withholding tax	—	1,565
Effect of change in tax rates	—	927
US/foreign tax rate differential	(9)	(323)
Total income tax expense	$114	$1,565

Total income tax expense for the year 2023 arose from the operations of Gatos Silver Canada Corporation.

The components of the deferred tax assets (liabilities) are summarized as follows for the year ended December 31:

	2023	2022
Deferred tax assets
Accrued compensation	$18	$354
Contingent liabilities	5,046	1,661
Deferred share unit awards	835	461
LGJV equity investment	—	12,656
Other accrued liabilities	21	21
Mineral properties	2,009	2,009
U.S. operating loss carryforward	19,079	10,234
Stock options	9,596	8,917
Foreign operating loss carryforward	4,804	4,129
Exploration and development	—	41
Other	260	24
Valuation allowances	(38,672)	(39,738)
Total deferred tax assets	$2,996	$769

Deferred tax liabilities
Accrued bonus	(280)	—
LGJV equity investment	(1,485)	—
Property, plant and equipment	(178)	(218)
Exploration and development	(18)	—
Prepaid expenses	(769)	(551)
Total deferred tax liabilities	$(2,730)	$(769)
Deferred tax assets (liabilities)	$266	$—

The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse.

Based upon the level of taxable income (loss) and projections of future taxable income (loss) over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus has recorded a valuation allowance from continuing operations against the deferred tax asset balances of $38,672 and $39,738, respectively, for the years ended December 31, 2023 and 2022. If the Company is profitable for a number of years, and the prospects for the realization of the deferred tax assets become more likely than not, the Company will then reverse all or a portion of the valuation allowance that could result in a reduction of future reported income tax expense.

At December 31, 2023, the Company had $90,751 of net operating loss carryforwards from continuing operations in the United States. Of the total net operating loss from continuing operations, $72,408 expire at various dates through 2037, and $18,343 may be carried forward indefinitely. There are also $17,126 of net operating loss carryforwards in Mexico which expire at various dates through 2033. No assets have been recognized for net operating loss carryforwards where the Company believes it is more likely than not that the net operating losses will not be realized. The Company will monitor the valuation on an ongoing basis and will make the appropriate adjustments as necessary should circumstances change.

The Company has adopted the provisions of ASC 740-10, Income Taxes. The Company files income tax returns in the U.S., Mexico, Canada and Colorado. The Company’s foreign assets and operations are owned by entities that have elected to be treated for U.S. tax purposes as corporations and, as a result, the taxable income or loss and other tax attributes of such entities are not included in the Company’s U.S. federal consolidated income tax return. The statute of limitations for tax returns filed in the U.S., Mexico and Canada is three years, five years and seven years, respectively, from the date of filing. The Company’s 2019-2023 U.S. tax returns are subject to examinations by U.S. tax authorities until 2023-2026, respectively. The Company is no longer subject to examinations by Mexico tax authorities for years prior to 2018.

As of December 31, 2023, the Company has not recognized any increases or decreases in unrecognized tax benefits, as it is more likely than not that all tax positions will be upheld by the taxing authorities.

13.    Segment Information

The Company operates in a single industry as a corporation engaged in the acquisition, exploration and development of primarily silver mineral interests. The Company has mineral property interests in Mexico. The Company’s reportable segments are based on the Company’s mineral interests and management structure and include Mexico and Corporate segments. The Mexico segment engages in the exploration, development and operation of the Company’s Mexican mineral interests and includes the Company’s investment in the LGJV. Financial information relating to the Company’s segments is as follows:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration	$26	$—	$26	$83	$27	$110
General and administrative	763	24,925	25,688	1,124	24,344	25,468
Amortization	15	64	79	5	175	180
Equity income in affiliates	(33,622)	—	(33,622)	(45,230)	—	(45,230)
Legal settlement loss	—	1,500	1,500	—	7,900	7,900
Interest expense	—	679	679	—	433	433
Interest income	—	(1,332)	(1,332)	—	(154)	(154)
Net other (income) expense	(28)	(5,964)	(5,992)	22	(4,823)	(4,801)
Income tax expense	—	114	114	1,565	—	1,565
Total assets	54,166	346,738	400,904	109,081	274,420	383,501

14.    Investment in Affiliates

During the years ended December 31, 2023 and 2022, the Company recognized income of $33,622 and $45,230, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results, including the effect of the Priority Distribution Payment ("PDP"). The equity income in affiliate includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized as the LGJV Entities’ proven and probable reserves are processed. There were no impairment indicators in the years ended December 31, 2023 and 2022.

On September 6, 2023, the Company reported an updated mineral reserve and mineral resource estimate and life of mine plan for the Cerro Los Gatos mine with an effective date of July 1, 2023. The mine life was extended by 2.75 years and significantly increased the mineral resource. This change in estimate has been applied prospectively, effective July 1, 2023, and resulted in a reduction of depletion, depreciation and amortization expense of $9,438 and reduction in the deferred tax expense of $3,691 for the year ended December 31, 2023 as recorded by the LGJV Entities.

In July and October 2023, the LGJV made two capital distributions of $50,000 and $35,000 to the LGJV Partners, of which the Company’s share was $35,000 and $24,500, respectively. The capital distributions were not subject to withholding taxes.

In April, July and November 2022, the LGJV paid three dividends of $20,000, $15,000 and $20,000 to the LGJV Partners, respectively. The Company’s share of the first dividend was $14,000, before withholding taxes of $700. A payment of $7,365 was subsequently made to Dowa to cover the full amount of the reduced initial priority distribution due, for a net dividend received of $5,935. The Company's share of the second and third dividends was $9,975 and $13,300, before withholding taxes of $525 and $700, respectively.

On March 17, 2022, the Company entered into a definitive agreement with Dowa to build and operate a leaching plant to reduce fluorine levels in zinc concentrates produced at CLG at an expected construction cost of $6,050. As part of the agreement, the initial payment of the $20,000 due to Dowa under the partner’s priority distribution agreement was reduced to $10,300. The reduced priority dividend amount reflects a portion of both the construction ($4,200) and future estimated operating costs of the fluorine leaching plant ($5,500). Should the fluorine leaching plant not operate according to certain parameters during the first five years, portions of the $5,500 reduction could be reinstated. The construction and commissioning of the fluorine leaching plant was completed in July 2023 and placed in operation. As a result, the outstanding priority distribution was reduced from $5,500 at December 31, 2022, to $5,119 at December 31, 2023.

The LGJV combined balance sheets as of December 31, 2023 and 2022, the combined statements of income for the years ended December 31, 2023 and 2022, and the statements cash flows for the years ended December 31, 2023 and 2022 are as follows:

LOS GATOS JOINT VENTURE
COMBINED BALANCE SHEETS
AS OF DECEMBER 31,

	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$34,303	$34,936
Receivables	12,634	26,655
Inventories	16,397	11,542
VAT receivable	12,610	21,531
Income tax receivable	20,185	27,039
Other current assets	1,253	4,138
Total current assets	97,382	125,841
Non-Current Assets
Mine development, net	234,980	232,515
Property, plant and equipment, net	171,965	198,600
Deferred tax assets	9,568	—
Total non-current assets	416,513	431,115
Total Assets	$513,895	$556,956
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$38,704	$46,751
Related party payable	560	1,792
Equipment loans	—	480
Total current liabilities	39,264	49,023
Non-Current Liabilities
Lease liability	208	268
Asset retirement obligation	11,593	15,809
Deferred tax liabilities	3,885	1,354
Total non-current liabilities	15,686	17,431
Owners’ Capital
Capital contributions	455,638	540,638
Paid-in capital	18,186	18,186
Accumulated deficit	(14,879)	(68,322)
Total owners’ capital	458,945	490,502
Total Liabilities and Owners’ Capital	$513,895	$556,956

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31,

	2023	2022
Revenue	$268,671	$311,724
Expenses
Cost of sales	111,266	107,075
Royalties	1,363	3,069
Exploration	2,875	9,800
General and administrative	18,068	14,307
Depreciation, depletion and amortization	75,110	69,380
Total expenses	208,682	203,631

Other expense (income)
Interest expense	660	582
Interest income	(1,567)	—
Accretion expense	1,145	1,103
Other expense (income)	741	(766)
Foreign exchange gain	(2,580)	(2,348)
	(1,601)	(1,429)

Income before taxes	61,590	109,522
Income tax expense	8,147	37,306
Net income and comprehensive income	$53,443	$72,216

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,

	2023	2022
Cash flows from operating activities:
Net income	$53,443	$72,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	75,110	69,380
Accretion	1,145	1,103
Deferred taxes	(7,623)	21,013
Unrealized gain on foreign currency rate change	(4,523)	(4,434)
Other	—	(174)

Changes in operating assets and liabilities:
VAT receivable	9,619	23,986
Receivables	14,021	(15,393)
Inventories	(5,273)	(353)
Unearned revenue	—	(1,714)
Other current assets	2,494	661
Income tax receivable	10,771	(27,039)
Accounts payable and other accrued liabilities	(5,951)	17,939
Payables to related parties	(1,232)	183
Net cash provided by operating activities	142,001	157,374

Cash flows from investing activities:
Mine development	(36,637)	(44,934)
Purchase of property, plant and equipment	(19,850)	(37,018)
Materials and supplies inventory	(600)	(327)
Net cash used by investing activities	(57,087)	(82,279)

Cash flows from financing activities:
Capital distributions	(85,000)	—
Equipment loan and Lease payments	(547)	(5,439)
Dividends	—	(55,000)
Net cash used by financing activities	(85,547)	(60,439)

Net increase (decrease) in cash and cash equivalents	(633)	14,656
Cash and cash equivalents, beginning of period	34,936	20,280
Cash and cash equivalents, end of period	$34,303	$34,936
Interest paid	$660	$236

15.     Subsequent Events

On February 15, 2024, the LGJV made a $30 million capital distribution to the LGJV partners, of which the Company’s share was $21 million.

Except as disclosed above and in 10. Commitments, Contingencies and Guarantees, there are no events or transactions requiring recognition in these consolidated financial statements through February 20, 2024.

Report of Independent Auditors

To Board of Managers of Los Gatos Joint Venture

Opinion

We have audited the combined financial statements of Los Gatos Joint Venture, which comprise the combined balance sheets as of December 31, 2023 and 2022, the related combined statements of operations and comprehensive income, owners’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the accompanying combined financial statements present fairly, in all material respects, the financial position of Los Gatos Joint Venture as at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

In performing an audit in accordance with GAAS, we:

•Exercise professional judgment and maintain professional skepticism throughout the audit.

•Identify and assess the risks of material misstatement of the combined financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements.

•Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Los Gatos Joint Venture’s internal control. Accordingly, no such opinion is expressed.

•Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the combined financial statements.

•Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about Los Gatos Joint Venture’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ Ernst & Young LLP

Chartered Professional Accountants
Licensed Public Accountants

Toronto, Canada
February 20, 2024

LOS GATOS JOINT VENTURE
COMBINED BALANCE SHEETS
AS OF DECEMBER 31,

(In thousands of United States dollars)

	Notes	2023	2022
ASSETS
Current Assets
Cash and cash equivalents		$34,303	$34,936
Receivables	3	12,634	26,655
Inventories	4	16,397	11,542
VAT receivable		12,610	21,531
Income tax receivable		20,185	27,039
Other current assets	5	1,253	4,138
Total current assets		97,382	125,841
Non-Current Assets
Mine development, net		234,980	232,515
Property, plant and equipment, net	6	171,965	198,600
Deferred tax assets	14	9,568	—
Total non-current assets		416,513	431,115
Total Assets		$513,895	$556,956
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	7	$38,704	$46,751
Related party payable		560	1,792
Equipment loans	13	—	480
Total current liabilities		39,264	49,023
Non-Current Liabilities
Lease liability		208	268
Asset retirement obligation	10	11,593	15,809
Deferred tax liabilities	14	3,885	1,354
Total non-current liabilities		15,686	17,431
Owners’ Capital
Capital contributions		455,638	540,638
Paid-in capital		18,186	18,186
Accumulated deficit		(14,879)	(68,322)
Total owners’ capital		458,945	490,502
Total Liabilities and Owners’ Capital		$513,895	$556,956

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31,

(In thousands of United States dollars)

	Notes	2023	2022
Revenue	3	$268,671	$311,724
Expenses
Cost of sales		111,266	107,075
Royalties		1,363	3,069
Exploration		2,875	9,800
General and administrative		18,068	14,307
Depreciation, depletion and amortization		75,110	69,380
Total expenses		208,682	203,631

Other expense (income)
Interest expense		660	582
Interest income		(1,567)	—
Accretion expense	10	1,145	1,103
Other expense (income)		741	(766)
Foreign exchange gain		(2,580)	(2,348)
		(1,601)	(1,429)

Income before taxes		61,590	109,522
Income tax expense	14	8,147	37,306
Net income and comprehensive income		$53,443	$72,216

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF OWNERS’ CAPITAL

(In thousands of United States dollars)

	Capital Contributions	Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2021	$540,638	$18,370	$(85,538)	$473,470
Dividends	—	—	(55,000)	(55,000)
Costs paid by investor	—	(184)	—	(184)
Net income	—	—	72,216	72,216
Balance at December 31, 2022	$540,638	$18,186	$(68,322)	$490,502
Capital Distributions	(85,000)	—	—	(85,000)
Net income	—	—	53,443	53,443
Balance at December 31, 2023	$455,638	$18,186	$(14,879)	$458,945

See accompanying notes to the combined financial statements.

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,

(In thousands of United States dollars)

	Notes	2023	2022
Cash flows from operating activities:
Net income		$53,443	$72,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization		75,110	69,380
Accretion		1,145	1,103
Deferred taxes		(7,623)	21,013
Unrealized gain on foreign currency rate change		(4,523)	(4,434)
Other		—	(174)

Changes in operating assets and liabilities:
VAT receivable		9,619	23,986
Receivables		14,021	(15,393)
Inventories		(5,273)	(353)
Unearned revenue		—	(1,714)
Other current assets		2,494	661
Income tax receivable		10,771	(27,039)
Accounts payable and other accrued liabilities		(5,951)	17,939
Payables to related parties		(1,232)	183
Net cash provided by operating activities		142,001	157,374

Cash flows from investing activities:
Mine development		(36,637)	(44,934)
Purchase of property, plant and equipment		(19,850)	(37,018)
Materials and supplies inventory		(600)	(327)
Net cash used by investing activities		(57,087)	(82,279)

Cash flows from financing activities:
Capital distributions		(85,000)	—
Equipment loan and Lease payments		(547)	(5,439)
Dividends		—	(55,000)
Net cash used by financing activities		(85,547)	(60,439)

Net increase (decrease) in cash and cash equivalents		(633)	14,656
Cash and cash equivalents, beginning of period		34,936	20,280
Cash and cash equivalents, end of period		$34,303	$34,936

Interest paid		$660	$236

Supplemental disclosure of noncash transactions:
Asset retirement obligation		$5,364	$—
Mine development costs included in accrued liabilities		$10,205	$3,427
Property, plant and equipment included in accrued liabilities		$11,046	$2,648
Materials and supplies included in accrued liabilities		$1,018	$202
Recognition of Right of Use Asset and Lease Liability		$—	$328

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

On January 1, 2015, the LGJV was established to develop the Cerro Los Gatos Mine (“CLG”) in northern Mexico. The LGJV consists of Minera Plata Real S. de R.L. de C.V. (‘‘MPR’’), Operaciones San Jose de Plata S. de R.L. de C.V (“OSJ”). and Servicios San Jose de Plata S. de R.L. de C.V. (collectively the ‘‘LGJV Entities’’), until Servicios was merged into MPR, effective July 15, 2021. Upon completion of their $50,000 funding to the LGJV, Dowa Metals & Mining, Ltd. (“Dowa”) acquired a 30% interest in the LGJV Entities and the right to purchase future zinc-concentrate production at market rates. The remaining 70% interest in the LGJV entities was owned by Gatos Silver, Inc. (“Gatos Silver”) (Sunshine Silver Mining & Refining Corporation prior to October 30, 2020). Gatos Silver contributed $18,200 to OSJ in May 2019 to provide funding for a partial repayment of principal and interest related to the Dowa MPR Loan. In late May 2019, the Dowa MPR Loan was fully extinguished with a cash payment of $18,200 and the conversion of the remaining $50,737 of principal and interest. The conversion of the remaining principal and interest increased Dowa’s ownership in the LGJV entities by 18.5% to 48.5%. On March 11, 2021, Gatos Silver repurchased the 18.5% interest from Dowa. The current ownership of the LGJV Entities is 70% Gatos Silver and 30% Dowa ("LGJV Partners").

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. The LGJV bases its estimates on historical experience and various other assumptions that are believed to be reasonable given the specific circumstances. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include receivables; inventories; mine development; mineral properties: life of mine revenue and cost assumptions; mineral resource conversion rates to mineral reserve; reclamation and closure obligations; valuation allowances for deferred tax assets; depreciation, depletion and accretion and the fair value of financial instruments.

Functional currency and translation of foreign currencies

The U.S. dollar is the LGJV’s functional currency. Monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting gains or losses reported in foreign exchange gain (loss) in the computation of net income. Non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Expenses and other income and expense items in foreign currencies are translated into U.S. dollars at average or historical exchange rates.

Cash and cash equivalents

The LGJV considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Receivables

Trade receivables and other receivable balances are reported at outstanding principal amounts, net of an allowance for doubtful accounts, if deemed necessary. Management evaluates the collectability of receivable account balances to determine the allowance, if any. Management considers the other party’s credit risk and financial condition, as well as current and projected economic and market conditions, in determining the amount of the allowance. If management determines a receivable balance is uncollectible, the uncollectible portion will be recognized as a loss.

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

Mine development

Mine development costs incurred subsequent to initial establishment of CLG’s proven and probable mineral reserves in early January 2017 were capitalized as mine development assets until September 1, 2019 when the CLG achieved commercial production. Subsequent to September 1, 2019, costs incurred to further develop the mine including the building of access ways, ventilation shafts, lateral access, drifts, ramps and other infrastructure are capitalized to mine development assets. Upon the commencement of production, capitalized costs are charged to operations as depletion expense using the units-of-production method in the period the applicable mineral reserves are processed over the estimated proven and probable mineral reserve tonnes directly benefiting from the capital expenditures. The Los Gatos Technical Report dated October 20, 2023, provides an update on mineral reserve and mineral resource estimate and life of mine plan with an effective date of July 1, 2023. The mine life was extended by 2.75 years and significantly increased the mineral resource. This change in estimate has been applied prospectively, effective July 1, 2023.

Upon abandonment or sale of a mineral property, any remaining capitalized mine development costs relating to such property will be removed from the balance sheet and a gain or loss recognized.

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciation is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of plant and equipment and infrastructure range between three years and the end of the proven and probable reserves mine life. The Los Gatos Technical Report dated October 20, 2023, provides an update to the estimated mineral reserves and mineral resources since the technical report issued in 2022. The estimated useful lives of furniture, fixtures and computers range from three to ten years.

Impairment of long-lived assets

Long-lived assets, such as mine development, property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the LGJV first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. At December 31, 2023, there was no indicators of impairment of long-lived assets; therefore, an impairment test was not required.

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

Revenue recognition

The LGJV generates revenue by selling silver-bearing lead and zinc concentrates. Concentrate sales are initially recorded based on the provisional sales prices, net of estimated treatment and refining charges, when it satisfies the performance obligation of transferring control of the concentrate to the customer. Concentrate revenue is initially recorded on a provisional basis based on historical prices and provisional assays. Final settlement is based on the final assays and an applicable price as determined by the quotational period at the time of sale, typically one to four months. Market changes in the prices of metals between the delivery and final settlement dates will result in provisional adjustments to revenues related to previously recorded sales of concentrate. The LGJV’s concentrate sales are based on provisional metal prices and; therefore, contain an embedded derivative, which is not designated for hedge accounting, and is marked to market through revenue each period end prior to final settlement.

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

Recently issued accounting standards

In March 2023, ASU No. 2023-01 was issued to provide a practical expedient for private companies in determination whether a related party arrangement between entities under common control is a lease. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The LGJV is currently assessing the impact of this ASU.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The amendments in this update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain amendments represent clarifications to or technical corrections of the current requirements. Each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The LGJV is still assessing the impact of the standard.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency, effectiveness and comparability of income tax disclosures. For entities other public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2025. The LGJV is still assessing the impact of this standard.

3.    Revenue

The LGJV’s concentrate sales for the year ended December 31, are summarized below:

	2023	2022
Lead Concentrate	$227,121	$226,494
Zinc Concentrate	69,989	95,794
Treatment and refining charges and penalties	(17,174)	(21,871)
Subtotal	279,936	300,417
Provisional revenue adjustments	(11,265)	11,307
Total revenue	$268,671	$311,724

Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement.
As silver, zinc and lead can be sold through numerous market traders worldwide, the LGJV is not economically dependent on a limited number of customers for the sale of its products. As of December 31, 2023, our total accounts receivable was concentrated with the following customers: Customer 1 (59%) and Customer 2 (41%). The Company does not believe that the loss of any one customer would have a material adverse effect on the Company due to the liquidity of the markets and current availability of alternative customers. The LGJV enters into contracts with institutions management deems credit worthy. The Company does not anticipate non-performance by any of its counterparties.

4.    Inventories

The LGJV’s inventories as of December 31, are summarized below:

	2023	2022
Ore stockpiles	$2,006	$843
Concentrate stockpiles	3,850	941
Material & supplies	10,541	9,758
Total inventories	$16,397	$11,542

In the year 2023, the LGJV recognized a loss of $728 related to write-down of materials and supplies inventory to net realizable value.

5.    Other Current Assets

The LGJV’s other current assets as of December 31, are summarized below:

	2023	2022
Prepaid expenses	$1,083	$4,027
Deposits and other	170	111
Total other current assets	$1,253	$4,138

6.    Property, Plant and Equipment, net

The LGJV’s property, plant and equipment as of December 31, are summarized below:

	2023	2022
Mineral properties	$832	$853
Plant & equipment	95,861	112,456
Land	14,422	14,422
Infrastructure & improvements	190,290	168,007
Furniture, fixtures & computers	870	779
Right of use asset	268	328
Property, plant & equipment at cost	$302,543	$296,845
Less accumulated amortization	$(130,578)	$(98,245)
Total property, plant & equipment, net	$171,965	$198,600

Included in property plant and equipment is a Mexico head office lease of $268 with the term until January 30, 2024.

On September 6, 2023, the LGJV reported an updated mineral reserve and mineral resource estimate and life of mine plan with an effective date of July 1, 2023. The mine life was extended by 2.75 years and significantly increased the mineral resource. This change in estimate has been applied prospectively, effective July 1, 2023, and resulted in a reduction of depletion, depreciation and amortization expense of $9,438 and reduction in the deferred tax expense of $3,691 for the year ended December 31, 2023 as recorded by the LGJV Entities.

Mineral Properties

The LGJV conducts exploration activities under mining concessions in Mexico.

The LGJV is required to make mineral and concession lease payments to various entities to secure its claims or surface rights. One of these agreements also requires royalty payments based on the production and sale of minerals.

Mining Concessions and Agreement

In Mexico, mineral concessions from the Mexican government can only be held by Mexican nationals or Mexican-incorporated companies. The current concessions are valid for 50 years and are extendable provided the concessions are kept in good standing. For concessions to remain in good standing, a semi-annual fee must be paid to the Mexican government and a report must be filed each year which covers the work accomplished on the property during the previous year. These concessions may be cancelled without penalty with prior notice to the Mexican government.

MPR is the concession holder of a series of mineral concessions granted by the Mexican government. The rights to certain concessions are held through exploration agreements with purchase options or a finder’s fee agreement, as discussed below:

La Cuesta International S.A. de C.V. (La Cuesta)

The LGJV is required to pay a production royalty of a) 2% net smelter return on production from the concession until all payments reach $10,000 and b) 0.5% net smelter return on production from the concession after total payments have reached $10,000 and c) 0.5% net smelter return on production from other property within a one-kilometer boundary of the Los Gatos concession. After total payments reach $15,000, the Los Gatos concession ownership will be transferred to the LGJV. The agreement has no expiration date; however, the LGJV may terminate the agreement upon a 30-day notice. The LGJV paid $1,355 and $4,040 for this obligation in the years ended December 31, 2023 and 2022, respectively, resulting in $11,842 paid through December 31, 2023.

As of December 31, 2023, the LGJV’s minimum remaining production royalty obligation is summarized in the table below:

2024	100
2025	100
2026	100
2027	100
Thereafter	2,758
Total	$3,158

7.    Accounts Payable, Accrued and Other Liabilities

The LGJV’s accounts payable and other accrued liabilities as of December 31, are summarized below:

	2023		2022
Accounts payable	$18,338		$18,042
Accrued expenses	15,015		20,639
Accrued payroll & taxes	5,351		8,070
Total accounts payable and other accrued liabilities	$38,704	$38,704	$46,751

8.    Related-Party Transactions

Under the Unanimous Omnibus Partner Agreement, Gatos Silver provides certain management and administrative services to the LGJV. Certain expenses incurred by the owners on behalf of the LGJV are also reimbursed.

The LGJV incurred $6,000 and $5,000 for these services in the years ended December 31, 2023 and 2022, respectively, and paid $6,417 and $5,417 to Gatos Silver for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 the LGJV had no outstanding payables under this agreement, whereas on December 31, 2022, the payables amounted to $417.

The LGJV seconds certain employees from Gatos Silver and was charged $2,627 and $2,399 related to this arrangement in the years ended December 31, 2023 and 2022, respectively. The LGJV paid $3,489 in cash and had a $250 payable outstanding at December 31, 2023, and paid $1,431 in cash and had $1,112 payable outstanding at December 31, 2022, related to this arrangement.

9.    Owners' Capital

The LGJV made capital distributions of $50,000 on July 20, 2023, and $35,000 on October 30, 2023. There were no capital distributions during the year ended December 31, 2022.

10.    Asset Retirement Obligations ("ARO")

In 2018, the LGJV recognized an ARO related to the development work performed at the CLG. The LGJV estimated the present value of the estimated future cash flows required to reclaim the disturbed areas and perform any required monitoring.

In December 2023, the LGJV performed an assessment of disturbed areas, resulting in a downward adjustment of the estimated closure costs. The LGJV used the discount rate of 7.5% and an inflation rate of 3.4%, to calculate the present value. The change in estimate reduced the ARO balance and the corresponding asset retirement cost, which is included in plant, property and equipment.

The following table summarizes activity in the LGJV’s ARO as of December 31:

	2023	2022
Balance, beginning of period	$15,809	$14,706
Change in estimate	(5,361)	—
Accretion expense	1,145	1,103
Balance, end of period	$11,593	$15,809

11.    Fair Value Measurements

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

Financial Assets and Liabilities

At December 31, 2023, the LGJV’s financial instruments consist of cash and cash equivalents, receivables, other current assets, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate fair value due to their short maturities and are classified within Level 1 of the fair value hierarchy.

There were no debt obligations as of December 31, 2023. The LGJV’s debt obligations as of December 31, 2022, consisted of equipment loans and were classified within Level 2 of the fair value hierarchy. The carrying value of the equipment loans approximated fair value as the liability was secured by the underlying equipment, guaranteed by Gatos Silver, and lacks significant credit concerns. The fair value as of December 31, 2023 and 2022, was nil and $480, respectively.

12.    Commitments and Contingencies

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

The LGJV has a power supply contract with a committed purchase amount of 140,000MW per annum until September 6, 2025. As at December 31, 2023, the expected purchase commitment was $11,400 in 2024 and $9,500 in 2025, for an aggregate of $20,900. Part of the cost depends on the regulated rates by the Mexico Power Market. The LGJV consumed 159,964 MW and 146,750 MW under this contract in the years ended December 31, 2023 and 2022, respectively.

13.    Equipment Loans

During 2021 and 2020, the LGJV Entities entered into equipment loan agreements, with repayment over four years at interest rates ranging from 5.76% to 8.67%, to finance a portion of mining equipment purchases. As of December 31, 2023, and 2022, the LGJV had outstanding loan balances of nil and $480, respectively, net of unamortized debt discount of nil and $3, respectively. For the years ended December 31, 2023, and 2022, the LGJV incurred $3 and $480 of interest on these loans, respectively. Gatos Silver has guaranteed the payment of all obligations, including accrued interest, under the equipment loan agreements.

14.    Income Taxes

The combined income before taxes and tax expense for the year ended December 31, were as follows:

	2023	2022
Income before taxes	$61,590	$109,522
Deferred tax benefit (expense)	7,841	(19,586)
Current tax expense	(15,988)	(17,720)
Income tax expense	$(8,147)	$(37,306)

A reconciliation of the actual income tax expense and the tax computed by applying the Mexico federal rate (30%) to the income before taxes for the year ended December 31, is as follows:

	2023	2022
Tax provision from continuing operations	$18,478	$32,856
Nondeductible expenses	(3,839)	(2,267)
Change in valuation allowance	(4,907)	6,047
Deferred Mexico mining tax	1,554	(93)
Current Mexico mining tax	1,643	2,190
Foreign exchange rate differential	(3,526)	—
Net operating loss inflation adjustment	(1,437)	(1,427)
Other	181	—
Total income and mining tax expense	$8,147	$37,306

The net operating loss (NOL) inflation rate adjustment relates to historical net operating loss carryforwards in Mexico from 2019 to 2022. These historical carryforwards have been inflation-adjusted based upon an inflation factor published by the the National Institute of Statistics and Geography, as any inflationary adjustment will impact the LGJV’s basis in the net operating losses during the carryforward period.

A summary of the components of the deferred tax assets (liabilities) for the year ended December 31, is as follows:

	2023	2022
Deferred tax assets
Accrued expenses	$3,262	4,777
Fixed assets	14,758	10,591
Reclamation obligations	4,159	4,744
Operating loss carryforward	9,987	8,335
Net operating loss inflation adjustment	624	—
Deductible Mexico mining tax	1,166	293
Other	772	—
Valuation allowances	(4,159)	(4,744)
	$30,569	$23,996
Deferred tax liabilities
Asset retirement costs	$(1,016)	$(2,686)
Unbilled revenue	$(1,363)	(6,869)
Exploration and development	$(18,286)	$(14,643)
Prepaid expenses	$(336)	$(1,152)
	$(21,001)	$(25,350)
Total deferred income tax asset	$9,568	$(1,354)
Deferred Mexico mining tax liability	$(3,885)	$—
Net deferred income tax assets (liabilities)	$5,683	$(1,354)

As of December 31, 2023, the LGJV’s deferred tax assets primarily consist of net operating losses, fixed assets and accrued expenses not currently deductible. Management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Based upon the level of taxable income and projections of future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the LGJV will not realize the benefits of the asset retirement obligation deferred tax asset of $4,159 and thus has recorded a full valuation allowance against this deferred tax asset.

The change in the net deferred tax asset in the year of $7,037 includes a deferred tax recovery of $7,841 and foreign currency translation of $804.

At December 31, 2023, the LGJV had $35,370 of net operating loss carryforwards in Mexico (net of inflation adjustments) which expire at various dates through 2030.

The owners of the LGJV file income tax returns in the U.S and Mexico. Effective January 1, 2017, the LGJV’s foreign assets and operations are owned by entities that have elected to be treated for U.S. tax purposes as corporations and, as a result, the taxable income or loss and other tax attributes of such entities are not included in the owners of the LGJV’s U.S. federal consolidated income tax return. The statute of limitations for tax returns filed in Mexico is five years from the date of filing. The LGJV tax returns for the years prior to 2018 are no longer subject to examinations by Mexican tax authorities.

As of December 31, 2023, the LGJV has not recognized any increases or decreases in unrecognized tax benefits, as it is more likely than not that all tax positions have a high probability of being upheld by the taxing authorities. The LGJV recognizes penalties and accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented.

15.    Subsequent Events

On February 15, 2024, the LGJV made a $30 million capital distribution to the LGJV Partners.

There are no other events or transactions requiring recognition or disclosure in these combined financial statements through February 20, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weakness in our internal control over financial reporting described below.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023 due to the material weakness discussed below.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our review of the internal control structure related to the preparation of the financial statements for the fiscal year ended December 31, 2022, we determined that the following material weakness remained unremediated:

•we failed to design and maintain effective controls to ensure the accurate accounting and disclosure of current and deferred taxes. While we implemented a number of remedial actions during the year, this material weakness remained unremediated at December 31, 2023, due to management’s failure to accurately identify or record all of the LGJV's deferred tax assets and liabilities.

Remediation efforts

During 2023 we have implemented the following measures designed to improve our internal control over the accounting and disclosure of current and deferred taxes:

•Engaged a third-party expert with expertise in each tax jurisdiction in which we operate and with expertise in U.S. GAAP to assist us with the accounting for current and deferred taxes;
•Hired an experienced tax manager at the end of the third quarter 2023 to prepare current and deferred tax provisions; and
•Hired a third-party internal controls expert to advise on the design and implementation of tax related internal controls.

During 2024 we intend to further enhance our processes and controls implemented during 2023, including enhancing our review procedures, to ensure our procedures are designed to accurately account for and disclose current and deferred tax.

After giving full consideration to the material weakness, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

We designed and implemented remediation measures over the course of 2023 to address the previously identified material weaknesses (other than the material weakness described above) and to enhance internal controls over financial reporting. We strengthened the internal control framework and risk-based evaluation of internal controls over financial reporting practices to support design and operational effectiveness assessments. Additional measures included the hiring of personnel with adequate accounting and technical expertise – to evaluate and understand the nuances of the complex accounting and technical matters – as well as engagement of third-party consultants with subject matter expertise.

Management of the Company and the Board of Directors take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described above are essential to maintaining a strong internal controls environment. This is reflected through the efforts undertaken during 2023 to design and implement the required internal controls framework and relevant controls that resulted in the remediation of three of the four material weaknesses that existed at December 31, 2022. We have identified and implemented, and continue to identify and implement, actions to improve the effectiveness of our internal control over financial reporting and to review such actions and progress with the Audit Committee. In addition, we have taken, and continue to take, the actions described above to remediate the remaining material weakness.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023, that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The board of directors of the Company (the “Board”) consists of eight directors. Information about each of our directors can be found below. Directors serve until their successor is duly elected and qualified, or until their earlier death, resignation or removal. Each director has served continuously since the date of his or her appointment.

Janice Stairs, 64, has served as a member of our Board since October 2019, including as Chair of the Board since October 2020 and as Lead Director of our Board from January 2020 to October 2020. In addition to our Board, Ms. Stairs also serves on the board of directors of Trilogy Metals Inc. Ms. Stairs has more than 30 years of experience in the resources sector. From 2011 until 2019, Ms. Stairs served as general counsel and corporate secretary at Namibia Critical Metals Inc. Previously, Ms. Stairs served as general counsel at Endeavour Mining Corporation, as vice president and general counsel at Etruscan Resources Inc., and as partner at the law firm McInnes Cooper (formerly Patterson Palmer). In addition, Ms. Stairs has served on the board of directors of Marathon Gold Corporation, Gabriel Resources Ltd., Namibia Critical Metals Inc., AuRico Gold Inc. and AuRico Metals Inc. Ms. Stairs holds an LL.B. from Dalhousie University and an M.B.A. from Queen’s University. Ms. Stairs is a resident of Halifax, Nova Scotia. We believe that Ms. Stairs’ academic training in law and business and her extensive experience in the resources sector make her a valuable addition to our Board.

Dale Andres, 55, has served as our Chief Executive Officer and as a member of our Board since April 2022. In addition to our Board, Mr. Andres serves on the board of directors of Artemis Gold Inc. Mr. Andres joined the Company in June 2021 and previously served as President before being appointed to the CEO position. Mr. Andres has more than 30 years of executive and operations management experience in the resource industry. From June 2016 to March 2021, Mr. Andres served as Senior Vice President, Base Metals at Teck Resources Limited responsible for both the Copper and Zinc business units globally, and previously served at Teck as Senior Vice President, Copper; as Vice President, Copper Strategy and North American Operations; as Vice President, Gold and International Mining; and as General Manager, Underground Mines. Mr. Andres holds a Bachelor’s Degree in Mining Engineering from Queen’s University in Kingston, Ontario, and a Graduate Diploma in Business Administration from Simon Fraser University in Burnaby, British Columbia. We believe that Mr. Andres’ extensive experience in the resources sector make him a valuable addition to our Board.

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

Igor Gonzales, 69, has served as a member of our Board since June 2020. In addition to our Board, Mr. Gonzales serves on the board of directors of Hudbay Minerals Inc. and Harte Gold Corp. Mr. Gonzales has more than 30 years of experience in the mining industry. Since June 2020, Mr. Gonzales has served as the chief operating officer at Appian Capital Advisory, a leading investment advisor in the metals and mining industry. From June 2017 to May 2020, Mr. Gonzales served as the president and chief executive officer at Sierra Metals Inc. From November 2014 to April 2017, Mr. Gonzales served as the chief operating officer at Compañia de Minas Buenaventura. Previously, Mr. Gonzales served as the executive vice president and chief operating officer at Barrick Gold Corporation and in various roles with Southern Peru Copper Corporation. In addition, Mr. Gonzales has served on the board of directors of Compañia de Minas Buenaventura and Cia Minera El Brocal. Mr. Gonzales holds a B.S. in Chemical Engineering from the University of San Antonio Abad in Cusco, Peru, and an M.S. in Extractive Metallurgy from the New Mexico Institute of Mining and Technology, where he was a Fulbright Scholar. Mr. Gonzales is a resident of Lima, Peru. We believe that Mr. Gonzales’ extensive experience in our industry makes him a valuable addition to our Board.

Karl Hanneman, 65, has served as a member of our Board since October 2019. In addition to our Board, Mr. Hanneman also serves on the board of directors of International Tower Hill Mines, Ltd., Usibelli Coal Mine, Inc. and Northrim BanCorp, Inc. Mr. Hanneman has more than 35 years of mining industry management and technical experience as an executive, manager, mining engineer, mine operator and entrepreneur. Since February 2017, Mr. Hanneman has served as chief executive officer of International Tower Hill Mines, Ltd., where he leads a team advancing a 10-million-ounce gold resource in Alaska through project optimization. From March 2015 to February 2017, Mr. Hanneman served as chief operating officer of International Tower Hill Mines, Ltd. Previously, Mr.

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

Charles Hansard, 75, has served as a member of our Board since October 2020. In addition to our Board, Mr. Hansard also serves on the board of directors of Baker Steel Resources Trust Limited, Electrum Ltd. and JJJ Moore Ltd. He previously served on the Board of Moore Global Investors Ltd. from 1996 until 2020. Mr. Hansard has more than 25 years of experience in corporate governance at the board of directors level. Mr. Hansard served as the chairman of African Platinum Plc, which he led through reorganization and feasibility prior to its acquisition by Impala Platinum Ltd. and has served on the board of directors of AIG Asset Management (Europe) Ltd., Apex Silver Mines Limited and Deutsche Global Liquidity PLC. Mr. Hansard holds a B.B.S. from Trinity College Dublin. Mr. Hansard is a resident of London, U.K. We believe that Mr. Hansard’s extensive experience in corporate governance makes him a valuable addition to our Board.

Daniel Muñiz Quintanilla, 50, has served as a member of our Board since April 2021. In addition to our Board, Mr. Muñiz serves on the board of directors of Hudbay Minerals Inc., Brookfield Infrastructure Partners and Novagold Resources, Inc. He is also Founding Partner of Whetstone Resources, Inc. Mr. Muñiz is a highly accomplished mining executive whose previous experience includes a 12-year tenure with Grupo Mexico, SAB de CV and its subsidiaries, Americas Mining Corp. and Southern Copper Corp., where he served in a variety of leadership roles, including Managing Director (CEO) and Chief Financial Officer. Mr. Muñiz holds a Master’s Degree in Law from Georgetown University Law Center in Washington D.C., a Master’s Degree in Business Administration from Instituto de Empresa in Madrid, Spain, and a Law Degree from the Universidad Iberoamericana in Mexico City, Mexico. We believe that Mr. Muñiz’s experience in the mining industry makes him a valuable addition to our Board.

David Peat, 71, has served as a member of our Board since September 2011. In addition to our Board, Mr. Peat also serves on the board of directors of Nickel Creek Platinum Corp. and Elevation Gold Mining Corporation. Mr. Peat has more than 35 years of experience in financial leadership in support of mining corporations. Mr. Peat previously served as vice president and chief financial officer at Frontera Copper Corporation, as vice president and global controller at Newmont Mining Corporation and as vice president of finance and chief financial officer at Homestake Mining Company. In addition, Mr. Peat has served on the board of directors of Gabriel Resources Ltd., Electrum Special Acquisition Corporation, AQM Copper Inc., Fortune Bay Corp. and Brigus Gold Corp. Mr. Peat is a member of the Institute of Chartered Professional Accountants of Ontario. Mr. Peat holds a B.Com., Honors in Business Administration from the University of Windsor and a B.A. in Economics from the University of Western Ontario. Mr. Peat is a resident of Fernandina Beach, Florida. We believe that Mr. Peat’s academic training in business and economics and his extensive experience in corporate finance and accounting make him a valuable addition to our Board.

Executive Officers

The following biographies describe the business experience of each of the Company’s executive officers, except for Dale Andres, our Chief Executive Officer, whose biography is provided under the heading “Board of Directors.”

André van Niekerk, 47, has served as our Chief Financial Officer since July 2022. Mr. van Niekerk has more than 20 years of international experience in the mining industry. Previously, Mr. van Niekerk served as Chief Financial Officer at Nevada Copper Corp from July 2020 to May 2022; he spent 14 years at Golden Star Resources in various roles including Executive Vice President and Chief Financial Officer from April 2014 to March 2020; and in various advisory and audit roles at a Big Four audit firm prior to 2006. Mr. van Niekerk holds bachelor’s degrees in accounting from both the University of South Africa and University of Pretoria. Mr. van Niekerk is a Certified Public Accountant.

Anthony Scott, 47, has served as our Senior Vice President, Corporate Development and Technical Services since November 2022. Previously Mr. Scott was our Vice President of Evaluations and Technical Services from January 2022. Mr. Scott has more than 20 years of experience in the resource industry. Prior to joining the Company, from August 2014 to January 2022, Mr. Scott worked for Macquarie Metals and Energy Capital (Canada) Ltd, a subsidiary of Macquarie Group Limited. From July 2016 to January 2022 at Macquarie he held the position of Managing Director within the Mining Finance group. His responsibility in this role was to perform technical due diligence on operating or development mining companies for the purpose of providing debt finance or derivatives to those organizations. Prior to joining Macquarie, Mr. Scott was employed as Director, Long Term Asset Planning and as Manager, Reserve Evaluations at Teck Resources Limited; and as a geologist in multiple positions at Teck Resources Limited, Placer Dome Gold, and Kalgoorlie Consolidated Gold Mines. Mr. Scott holds a Bachelor’s Degree in Mining Geology Engineering from Curtin University, Western Australia School of Mines.

Stephen Bodley, 56, has served as our General Counsel and Chief Compliance Officer since October 2022. Mr. Bodley has more than 30 years of legal and business leadership experience in resources and other industries. Mr. Bodley served as the Chief Legal Officer of

Aleafia Health Inc, from September 2021 to October 2022. From September 2017 to September 2021, Mr. Bodley was the President and CEO of Minmurph Inc. and Minmurph Consulting Limited., business and legal consulting firms focused primarily on the resource industry. Previously, Mr. Bodley was the Chief Legal Officer of Ma’aden and Sherritt International, large international mining companies, and held senior legal and business positions at the North American subsidiaries of Centrica plc, a large UK-based energy company, including as the Head of Mergers and Acquisitions. Mr. Bodley started his career at Blakes, a leading Canadian business law firm, and was partner of the firm before he moved to industry. Mr. Bodley holds a Juris Doctor/LLB degree from Osgoode Hall Law School and is licensed to practice law in the Province of Ontario, Canada.

Luis Felipe Huerta, 53, has served as our Vice President Mexico since October 2020 and previously served as our Project Director of the Cerro Los Gatos Mine from 2015 to 2020. Mr. Huerta has more than 25 years of project management experience in the mining industry. From 2012 to 2014, Mr. Huerta served as project manager at Continental Gold Inc. Previously, Mr. Huerta served as project manager at Fortuna Silver Mines Inc. and as project superintendent at Compañía Minera Milpo. Mr. Huerta holds a Bachelor’s in Engineering Science and a Master’s in Project Management from ESAN Graduate School of Business. Mr. Huerta is a resident of Chihuahua, Mexico.

Nicolas Vachon, 53, has served as our Vice President, Finance since May 2022. Mr. Vachon has more than 20 years of financial and corporate development experience in the mining industry. Previously, Mr. Vachon held several senior positions at Teck Resources Limited from 2006 to 2022 in the corporate finance, treasury and corporate development areas including serving as Director and Finance Business Partner for the Technology and Innovation group focused on business transformation. Prior to that, he held financial management and engineering positions with Placer Dome Inc. and Golder Associates. Mr. Vachon holds Bachelor of Applied Science (Geological Engineering) from Laval University and Master of Engineering degree and an MBA from the University of British Columbia.

James Woeller, 36, has served as our Vice President, Corporate Development and Business Improvement since July 2022. Mr. Woeller has more than 10 years of progressive experience in the mining industry. Previously, and from 2011, Mr. Woeller served as Director, Strategy and Business Analysis; as Business Development Manager; and in various strategic, commercial, financial planning and corporate development roles at Teck Resources Limited. Mr. Woeller holds a Bachelor of Applied Science (Mining) from Queen’s University and a Master of Science in Mineral Economics from the Colorado School of Mines. Mr. Woeller holds a Chartered Financial Analyst designation.

Relationships

There are no family relationships between any director or executive officer.

Section 16(a) Reports

Our directors, executive officers, and owners of more than 10% of our common stock must file reports with the SEC under Section 16(a) of the Exchange Act regarding their ownership of and transactions in our common stock and securities related to our common stock. Based solely upon a review of these reports filed electronically with the SEC and certain written representations provided to us by such persons, we believe that all reports required to be filed by our directors, executive officers and holders of more than 10% of our common stock pursuant to Section 16(a) of the Exchange Act during 2023 were filed on a timely basis.

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

Board Committees

Our Board has the following four standing committees: Audit Committee; Compensation and Nominating Committee; Executive Committee and Technical, Safety and Sustainability Committee. Our Board has adopted charters for each of these committees. The Board also forms certain other committees from time to time. Charters for our Audit Committee, our Compensation and Nominating Committee and our Technical, Safety and Sustainability Committee are available on our website at https://investor.gatossilver.com/governance/governance-documents/default.aspx.

Current committee memberships are as follows:

Audit Committee	Compensation and Nominating Committee	Executive Committee	Technical, Safety and Sustainability Committee
David Peat*	Karl Hanneman*	Janice Stairs*	Igor Gonzales*
Janice Stairs	Ali Erfan	Dale Andres	Daniel Muñiz Quintanilla
Charles Hansard	Igor Gonzales	Karl Hanneman	Karl Hanneman
Dale Andres
_________________________________
* Committee Chair

Audit Committee

Our Audit Committee met ten times during 2023. Our Audit Committee is responsible for, among other things: approving the engagement of our independent public auditor and the scope of the audit to be undertaken by such auditor; reviewing with management and the independent auditor the financial information to be included in our Annual Reports on Form 10-K; reviewing with management and the independent auditor the financial information to be included in our Quarterly Reports on Form 10-Q; and reviewing all proposed related party transactions for the purpose of recommending to the disinterested members of the Board that any such transaction should be ratified and approved.

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

Compensation and Nominating Committee

Our Compensation and Nominating Committee met four times during 2023. Our Compensation and Nominating Committee is responsible for, among other things: recommending and advising the independent directors of the Board with respect to the compensation for our Chief Executive Officer; recommending and advising the Board with respect to the compensation of directors and other executive officers; making recommendations to the Board regarding the establishment and terms of our employee equity-based incentive plans and administering such plans; identifying and recommending director nominees for approval by the Board; developing and recommending to the Board corporate governance principles applicable to the Company; and overseeing the annual evaluation of the Board’s performance.

The Board has determined that all members of our Compensation and Nominating Committee are independent directors under SEC and NYSE rules applicable to compensation committee members. Additionally, the Board has determined that each member of our Compensation and Nominating Committee meets the non-employee director requirements of Rule 16b-3 under the Exchange Act.

Our Compensation and Nominating Committee has primary responsibility for determining our compensation programs for executive officers and directors. In evaluating the level of executive officer and director compensation, our Compensation and Nominating Committee takes into consideration advice from its consultant, which in 2023 was FW Cook, and recommendations from the Chief Executive Officer. The Compensation and Nominating Committee has reviewed the engagement of FW Cook and has determined that its services to the Committee do not raise a conflict of interest. At the request of the Compensation and Nominating Committee, the Company has retained FW Cook, which reports directly to the Compensation and Nominating Committee without management influence.

Our Compensation and Nominating Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the committee.

Executive Committee

Our Executive Committee met informally throughout 2023 and held formal meetings four times during 2023. Subject to certain limitations, our Executive Committee has the responsibility and authority (i) to take any action referred to the Committee by the Board, and (ii) to take action required to be taken by the Board in emergency situations where there is insufficient time or opportunity to convene the full Board.

Technical, Safety and Sustainability Committee

Our Technical, Safety and Sustainability Committee met six times during 2023. Our Technical, Safety and Sustainability Committee is responsible for the review of our mineral resources and reserve reporting, technical performance, environmental, health and safety performance, security, and community and sustainability performance.

Item 11. Executive Compensation

Our named executive officers (“NEOs”), which consist of our chief executive officer and the two other most highly compensated executive officers who were serving at the end of 2023, are:

•Dale Andres, Chief Executive Officer ;

•André van Niekerk, Chief Financial Officer; and

•Anthony Scott, Senior Vice President Corporate Development and Technical Services.

Summary Compensation Table

The table below summarizes the total compensation earned by each NEO in fiscal years ended December 31, 2023 and 2022.

NEO	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Dale Andres	2023	650,000	—	1,515,674	996,337	811,549	64,296	4,037,856
Chief Executive Officer	2022	629,874	—	—	—	824,255	48,403	1,502,532

André van Niekerk	2023	375,000	—	719,944	473,260	394,275	33,684	1,996,163
Chief Financial Officer

Anthony Scott	2023	350,000	—	595,446	391,419	321,991	31,438	1,690,294
SVP Corporate Development and Technical Services	2022	322,390	650,000	—	582,533	258,459	35,156	1,848,538

_________________________________
1.Represents the grant date fair value of restricted share unit awards granted to the NEOs in 2023 and determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Additionally, see Note 7 in our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a discussion of assumptions used for computing the fair value of stock awards.
2.Represents the grant date fair value of stock options granted to the NEOs in 2022 and 2023, determined in accordance with FASB ASC Topic 718. For additional information, see “—Stock Option Grants” below. Additionally, see Note 7 in our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a discussion of assumptions used for computing the fair value of stock option award grants.
3.Represents performance-based cash bonuses under our Annual Incentive Plan with respect of service in 2022 and 2023. For additional information, see “—Annual Incentive Plan” below.
4.For each NEO, represents employer contributions to the NEO’s Registered Retirement Savings Plan (“RRSP”) and Notional Retirement Savings Plan accounts. In addition, for Mr. Andres, “All Other Compensation” in 2022 included $19,691 in health benefits.

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

Retirement Savings Plans. Mr. Andres is eligible to receive a Company match of RRSP contributions of up to 3% of base salary, plus an additional contribution to either a RRSP or a notional retirement savings plan by the Company of 6% of base salary.

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

Employment Agreement with Mr. van Niekerk

We entered into an employment agreement with Mr. van Niekerk, effective as of July 1, 2022, and he commenced his employment on that date. Mr. van Niekerk is employed by GSCC.

Base Salary. Mr. van Niekerk received an annual base salary of $375,000, which is subject to review on an annual basis and may be adjusted in accordance with the procedures set forth by our Compensation and Nominating Committee.

Annual Bonus. Mr. van Niekerk is eligible to participate in a bonus plan pursuant to which his current target bonus is 80% of his base salary upon achievement by him and the Company of certain targets determined by our Compensation and Nominating Committee. The amount of bonus paid (if any) in any given year is determined by our Board based on the recommendation of our Compensation and Nominating Committee depending on the actual performance of the Company and Mr. van Niekerk as determined by our Board based upon the recommendation of our Compensation and Nominating Committee. See “—Annual Incentive Plan.”

Stock Options. Mr. van Niekerk is eligible to receive equity awards under our compensation programs. See “—Stock Option Grants.”

Retirement Savings Plans. Mr. van Niekerk is eligible to receive a Company match of RRSP contributions of up to 3% of base salary, plus an additional contribution to either a RRSP or a notional retirement savings plan by the Company of 6% of base salary.

Benefits and Perquisites. Mr. van Niekerk is entitled to participate in the various employee benefits plans that are available to our executive officers.

Confidentiality, Non-Solicitation and Non-Compete. Mr. van Niekerk has agreed to maintain the confidentiality of our information and not to use or allow or help another to use or access such information at any time during or after his employment with us. During the term of his employment and for a period of 12 months after termination, Mr.van Niekerk has also agreed not to solicit any of our employees, consultants or service providers. For a period of 12 months after termination, Mr. van Niekerk has also agreed and not to work or share Executive's knowledge, directly or indirectly, in whole or in part, as an employee, officer, owner, manager, advisor, consultant, agent, partner, director, significant shareholder, volunteer, intern for any other business entity engaged in silver mining and extraction in Mexico.

Termination and Change in Control. Payments and benefits to which Mr.van Niekerk will be entitled upon termination of his employment, whether or not in connection with a change in control, are discussed below under “—Potential Payments upon Termination or Change in Control.”

Employment Agreement with Mr. Scott

We entered into an employment agreement with Mr. Scott, dated November 8, 2021. He commenced his employment as Vice President Evaluations and Technical Services on January 10, 2022. He has been our Senior Vice President Corporate Development and Technical Services since October 16, 2022. Mr. Scott is employed by GSCC.

Base Salary. Mr. Scott received an annual base salary of $350,000, which is subject to review on an annual basis and may be adjusted in accordance with the procedures set forth by our Compensation and Nominating Committee.

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

Retirement Savings Plans. Mr. Scott is eligible to receive a Company match of RRSP contributions of up to 3% of base salary, plus an additional contribution to either a RRSP or a notional retirement savings plan by the Company of 6% of base salary.

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

On September 11, 2023, we granted stock option awards to key employees, including our NEOs, in recognition of services performed during 2022, when no equity awards were granted. The number of shares of our common stock underlying these options granted to our NEOs is detailed in the following table. These stock option awards vest ratably over a three-year period beginning on the first anniversary of the employee’s start date or the date of the grant, with the result that a certain portion of the stock options was vested as of the grant date of September 11, 2023. These stock option awards each have an exercise price of $5.04 per share, which is equal to the fair market value of a share of common stock on the grant date.

NEO	Option Shares
Dale Andres	339,583
André van Niekerk	161,302
Anthony Scott	133,408

Restricted Stock Units

On September 11, 2023, we granted restricted stock unit ("RSU") awards to key employees, including our NEOs, in recognition of services performed during 2022, when no equity awards were granted. Each earned RSU represents the right to receive one share of the Company's common stock, subject to the terms of the grant agreement, and vest on either the third anniversary of the employee’s start date or the date of the grant of September 11, 2023. For our NEOs, the RSUs vest on the third anniversary of their employment start dates. The number of shares of our common stock underlying these RSU units granted to our NEOs is detailed in the following table.

NEO	Restricted Share Units
Dale Andres	300,729
André van Niekerk	142,846
Anthony Scott	118,144

Long Term Incentive Plan

We have adopted the Amended and Restated Long Term Incentive Plan (“LTIP”), which allows us to grant a range of equity-based awards to our NEOs, other employees, consultants and non-employee directors. The purpose of the LTIP is to recognize the contributions made by our employees, consultants and directors, and to provide these individuals with an additional incentive to use maximum efforts for the future success of the Company. All stock options and RSUs granted to Messrs. Andres, van Niekerk and Scott, as disclosed above, were granted under the LTIP.

Annual Incentive Plan

We have adopted the Annual Incentive Plan (“AIP”), under which our NEOs and other employees are eligible to receive annual cash bonuses. The purpose of the plan is to incentivize our executives and other employees to attain annual performance objectives, thereby furthering our best interests and those of our shareholders.

With respect to the fiscal year ended December 31, 2023, our Compensation and Nominating Committee approved milestones related to health and safety at the Cerro Los Gatos (“CLG”) mine, CLG sustainability, CLG operational performance, CLG financial performance, strategic performance for the Los Gatos Joint Venture, and corporate performance of the Company, which were weighted and used to determine the Company’s portion of bonus payouts to the NEOs. The level of achievement of the Company performance milestones, as well as an assessment of individual performance, were used by our Compensation and Nominating Committee to determine the actual recommended bonus payouts as a percentage of the target bonus.

2023 Outstanding Equity Awards at Fiscal Year-End

The table below provides information on the equity awards held by the NEOs as of December 31, 2023.

		Option Awards				Stock Awards
Name and Principal Position		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (7)
Dale Andres	(1)	200,000	—	18.03	6/22/2031			—	23,810	(6)	155,717
	(2)	100,000	50,000	18.03	6/22/2031	—		—	—		—
	(3)	78,000	39,000	10.47	12/27/2031	—		—	—		—
	(4)	226,388	113,195	5.04	9/11/2033	300,729	(9)	—	—		1,966,768
											—
André van Niekerk	(5)	53,767	107,535	5.04	9/11/2033	142,846	(9)	—	—		934,213

Anthony Scott	(8)	33,333	66,667	10.28	1/18/2032	—		—	—		—
	(10)	44,469	88,939	5.04	9/11/2033	118,144	(9)	—	—		772,662

_________________________________
1.The options listed here were granted on June 22, 2021, and are fully vested.
2.The options listed here were granted on June 22, 2021, and vest ratably on each of the first three anniversaries following June 1, 2021.
3.The options listed here were granted on December 27, 2021, and vest ratably on each of the first three anniversaries following the grant date.
4.The options listed here were granted on September 11, 2023, with two thirds vesting immediately and the remainder vesting on June 1, 2024.
5.The options listed here were granted on September 11, 2023, with one third vesting immediately and the remainder vesting ratably on July 1, 2024, and July 1, 2025.
6.The units listed here are Performance Share Units ("PSUs") which were granted on December 17, 2021, and vest following a three-year performance period. The PSUs are based on the Company’s total shareholder return (“TSR”) relative to a peer group over a three-year performance period beginning on December 13, 2021 and ending on December 13, 2024. The number of performance share units awarded can range from 0% to 200% of the initial award granted, depending on the TSR percentile rank of the Company relative to the peer group, and are payable in common stock or cash, at the Company’s discretion, at the end of their performance period. PSUs are reported assuming target performance at 100% payout for the 55th percentile relative TSR versus constituents of the GDXJ.
7.Valuations are based on $6.54 per share, the closing price of our common stock on December 29, 2023.
8.The options listed here were granted on January 18, 2022, and vest ratably on each of the first three anniversaries following the grant date.
9.The RSUs listed here were granted on September 11, 2023, and vest following a three-year period from each individual's date of employment.
10.The options listed here were granted on September 11, 2023, with one third vesting immediately and the remainder vesting ratably on January 10, 2024, and January 10, 2025.

Potential Payments Upon Termination or Change in Control

Below we describe the payments and benefits to which each NEO will be entitled to under his employment agreement if his employment is terminated (i) by us without “cause” by him for “good reason” or “disability” (without a “change in control”), or (ii) by us without cause or by him for good reason within one year of a change in control. (such terms as defined in the applicable employment agreement).

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

Mr. van Niekerk

Termination without Cause, for Good Reason or for Disability. If we terminate Mr. van Niekerk's employment without cause, Mr. van Niekerk voluntarily terminates his employment for good reason or he becomes disabled, he is entitled to: (i) accrued annual salary to the date of termination (ii) 12 months of base salary plus his target annual bonus for 12 months, payable in a lump sum, (iii) if he timely elected continuation coverage the Company would also pay, on his behalf, the portion of monthly premiums for his benefits that the Company paid immediately prior to the date of termination, during the 12 month period following the date of termination, subject to his continued eligibility for coverage provided that he would continue to be required to pay that portion of the premium for the coverage that he was required to pay as an active employee immediately prior to the date of termination.

Termination without Cause or for Good Reason in Connection with a Change in Control. If there is a change in control and (a) within one year following the change in control Mr. van Niekerk’s employment is terminated without cause or Mr. van Niekerk voluntarily terminates his employment for good reason or (b) within six months preceding the change in control we terminate Mr. van Niekerk’s employment without cause and such termination occurred in anticipation of such change in control, he is entitled to (i) accrued annual salary and target annual bonus to the date of termination (ii) 24 months of base salary plus his target annual bonus for 24 months and (iii) if he timely elects continuation coverage the Company would also pay, on his behalf, the portion of monthly premiums for his benefits that the Company paid immediately prior to the date of termination, during the 12 month period following the date of termination, subject to his continued eligibility for coverage provided that he would continue to be required to pay that portion of the premium for the coverage that he was required to pay as an active employee immediately prior to the date of termination

Death. If Mr. van Niekerk’s employment is terminated due to death, his estate shall be entitled to be paid his accrued salary and bonus.

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

Retirement and Deferred Compensation Arrangements

RRSP and Notional Plan

Our executive officers are eligible to participate in the matching program under the RRSP, our registered retirement savings plan, and under our notional retirement savings plan, each as described under the Executive Employment Agreement section above. The notional retirement savings plan allows executives to save beyond the statutory limits of the RRSP, up to 18% of their earnings.

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

Participants in the Deferred Compensation Plan are entitled to receive distribution of his or her deferred compensation account in either (i) a single lump sum distribution of cash or shares of our stock or (ii) annual installments of cash or shares of our stock over a period of not more than five (5) years after the date payment commences or in the case of Canadian taxpayers no later than the end of the third year following the year to which the services relate. All distributions under the Deferred Compensation Plan shall be made or shall commence, as the case may be, on the earlier of (i) the date designated in a participant’s deferral election form and (ii) the date that is six months and one day after the occurrence of (x) the participant’s termination of active service as a senior executive or non-employee director as applicable or (y) the date of the participant’s death; provided, however, that if a participant is a “specified employee” within the meaning of Internal Revenue Code Section 409A (“409A”), payment of any benefits under the Deferred Compensation Plan shall not commence until six months following a participant’s “separation from service” as such term is defined under Section 409A.

Stock Ownership Policy

Position	Stock Ownership Guideline
CEO	4x base salary
CFO, Senior Vice Presidents and General Counsel	2x base salary
Other Executive Officers	1x base salary
Non-Employee Directors	3x base annual director cash retainer

Our Board believes that, in order to more closely align the interests of our executive officers and non-employee directors with the long-term interests of the Company’s stockholders, all executive officers and non-employee directors should maintain a minimum level of equity interests in the Company’s common stock. Accordingly, we have adopted a minimum stock ownership guideline for our executive officers and non-employee directors as shown in the table above. Executive officers and non-employee directors are subject to a five-year phase in period to meet the applicable ownership requirements, beginning from the later of (i) the date of the IPO; (ii) employment date or director appointment date; or (iii) promotion date. Shares, shares in trust, shares in 401k plans, shares owned directly by family members, DSUs (as defined above), and restricted stock units count toward satisfying the guideline, even if unvested. Stock options do not count toward satisfying the guideline until exercised. As of January 31, 2024, all of our executive officers exceed the stock ownership levels contemplated by the guidelines. As of January 31, 2024, all of our directors, other than two, exceed the stock ownership level contemplated by the guideline, and such two directors are expected to meet the minimum stock ownership contemplated by the guideline during 2024, prior to the required deadline, which is 2025 at the earliest.

Anti-Hedging and Anti-Pledging Policy

Our Board has approved our Insider Trading Policy that prohibits all of our directors and employees from engaging in any hedging transactions (including transactions involving options, puts, calls, prepaid variable forward contracts, equity swaps, collars and exchange funds or other derivatives) that are designed to hedge or speculate on any change in the market value of the Company’s equity securities. The Policy also prohibits our employees and directors from pledging Company securities in any circumstance, including by purchasing Company securities on margin or holding Company securities in a margin account.

Clawback Policy

Our Board has adopted our Clawback Policy, a compensation recoupment policy intended to comply with the requirements of Section 10D of the Exchange Act and the rules of the New York Stock Exchange.

Director Compensation

For 2023, each of our non-employee directors was entitled to receive the following compensation pursuant to our director compensation policy, as applicable:

•an annual retainer of $55,000 for service on the Board;

•$1,500 for each committee meeting attended (whether in person or by telephone), provided that non-employee directors who travel to attend a Board or committee meeting in person are entitled to receive an additional $2,500;

•an annual retainer of $10,000 for service as the chair of our Audit Committee, Compensation and Nominating Committee or Technical Safety and Sustainability Committee (effective June 1, 2023);

•an annual retainer of $4,000 for service as the chair of any other standing committee of the Board; and

•an annual retainer of $55,000 for service as our non-executive Chairperson of the Board.

All such compensation was paid in cash quarterly in arrears. Each non-employee director was also able to elect to receive DSUs in lieu of the cash retainer. DSUs are vested upon grant and settle upon a director’s cessation of continuous service.

Pursuant to our current director compensation policy, it is intended that at each annual meeting of shareholders, each non-employee director be granted an annual equity grant under the LTIP with a fair market value of $90,000. The grant value is intended to be split evenly between stock options and DSUs. No DSUs were awarded in 2022. Accordingly, on September 11, 2023, following the approval of our Board, our Compensation and Nominating Committee authorized an equity grant under the LTIP for the period covering June 1, 2022 to May 31, 2023, with a fair market value of $90,000, consisting of 50% stock options and 50% DSUs (plus additional DSUs for directors who elected to receive DSUs in lieu of cash retainer fees but which DSUs were not previously issued). On November 2, 2023, following the recommendation our Compensation and Nominating Committee, our Board approved an annual equity grant for the period covering June 1, 2023 to May 31, 2024 under the LTIP, with a fair market value of $90,000, consisting of 50% stock options and 50% DSUs.

Directors are permitted to defer all or a portion of their compensation under the Deferred Compensation Plan, pursuant to which our directors will be able to defer their annual retainers and receive such deferred retainers in cash or in shares of our common stock. The director compensation policies described above do not apply to our employee directors, including Mr. Andres (whose compensation is set forth above under “—Summary Compensation Table”).

The table below sets forth information concerning compensation of our non-employee directors in 2023 and 2022:

		Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(2)	Total ($)
Janice Stairs	2023	138,000	166,000	90,000	394,000
	2022	61,500	—	—	61,500

Ali Erfan	2023	63,500	90,000	90,000	243,500
	2022	61,000	—	—	61,000

Igor Gonzales	2023	84,000	170,000	90,000	344,000
	2022	61,000	—	—	61,000

Karl Hanneman	2023	88,500	134,250	90,000	312,750
	2022	43,000	—	—	43,000

Charles Hansard	2023	66,500	90,000	90,000	246,500
	2022	65,500	—	—	65,500

David Peat	2023	82,500	129,000	90,000	301,500
	2022	37,750	—	—	37,750

Daniel Muñiz Quintanilla	2023	63,000	90,000	90,000	243,000
	2022	72,000	—	—	72,000
_________________________________
1.DSU awards include DSUs granted as part of directors' LTIP for 2022 and 2023 as well as DSUs for the period of October 1, 2021, to December 31, 2023, for those directors who had elected to receive a portion of their annual compensation in DSUs.

2.At December 31, 2023, Ms. Stairs holds 58,983 stock options and 51,570 DSUs; Mr. Erfan holds 58,983 stock options and 34,642 DSUs; Mr. Gonzales holds 56,400 stock options and 46,716 DSUs; Mr. Hanneman holds 74,483 stock options and 45,217 DSUs; Mr. Hansard holds 41,858 stock options and 24,920 DSUs; Mr. Peat holds 136,601 stock options and 78,302 DSUs; Mr. Muñiz Quintanilla holds 37,225 stock options and 21,554 DSUs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information regarding the beneficial ownership of our common stock as of December 31, 2023 by:

•each person or group who is known by us to own beneficially more than 5% of our common stock;

•each member of our Board and director nominee;

•each of our named executive officers; and

•all members of our Board and our executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock of which a person has the right to acquire beneficial ownership at any time within 60 days of December 31, 2023, are deemed outstanding and beneficially owned by the person for the purpose of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

The percentage of common stock beneficially owned in the table is based on 69,181,047 shares of common stock outstanding as of December 31, 2023 .

Unless otherwise indicated, the address for each holder listed below is c/o Gatos Silver, Inc., Suite 910 – 925 West Georgia Street, Vancouver, BC V6C 3L2.

Name	Shares of Common Stock Beneficially Owned	Percentage of Shares of Common Stock Beneficially Owned
Greater than 5% stockholders
Electrum(1):
Electrum Silver US LLC	17,894,672	25.9%
Electrum Silver US II LLC	4,109,704	5.9%
Total	22,004,376	31.8%
Municipal Employees’ Retirement System of Michigan(2)	6,205,259	9.0%
Condire Invrs LLC(3)	5,750,000	8.3%
Sprott Inc(4)	3,496,292	5.1%
Directors and current NEOs
Janice Stairs(6)(7)(8)	120,553	*
Ali Erfan(5)(6)(7)	175,887	*
Igor Gonzales(6)(7)	103,116	*
Karl Hanneman(6)(7)(9)	129,700	*
Charles Hansard(6)(7)	66,778	*
David Peat(6)(7)(10)	219,378	*
Daniel Muñiz Quintanilla(6)(7)	61,779	*
Dale Andres(6)(11)	754,388	1.1%
André van Niekerk(6)	53,767	*
Anthony Scott(6)(12)	182,884	*
Current directors and executive officers as a group (13 persons)	1,966,657	2.8%
_________________________________
*     Represents beneficial ownership of less than 1%.
1.The securities reported are based on a Schedule 13G/A filed on February 11, 2022 by Electrum Silver US LLC (“ESUS”), Electrum Strategic Management LLC (“ESM”), Electrum Global Holdings L.P. (“Global Holdco”), TEG Global GP Ltd. (“TEG Global”), The Electrum Group LLC (“TEG”), Electrum Silver US II LLC (“ESUS II”), Electrum Strategic Opportunities Fund II L.P. (“ESOF II”), Electrum Strategic Opportunities Fund II GP L.P. (“ESOF II GP L.P.”) and ESOF II GP Ltd. (“ESOF II GP”) (for the purposes of this section, collectively, “Electrum”). Mr. Erfan is Vice Chairman of TEG.
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
The address of the Electrum entities is 535 Madison Avenue, 12th Floor, New York, New York 10022.
2.The securities reported are based on a Schedule 13F filed on February 5, 2024, by the Municipal Employees’ Retirement System of Michigan. The address of MERS is 1134 Municipal Way, Lansing, Michigan 48917.
3.The securities reported are based on a Schedule 13F filed on February 14, 2024, by Condire Invrs LLC . The address of Condire Invrs LLC is 1717 McKinney Avenue, Suite 850, Dallas, Texas 75202.

4.The securities reported are based on a Schedule 13F filed on February 14, 2024, by Sprott Inc. The address of Sprott Inc. is 200 Bay Street, Suite 2600, Toronto, Ontario, M5J 2J1.
5.Holdings include 82,262 shares of our common stock held by Ajami Associates Limited, which is owned and controlled by Mr. Erfan. The address of Ajami Associates Limited is c/o Sphere Management (Mauritius) Limited, 6th Floor, Suite 619, Port Louis, Mauritius. Mr. Erfan disclaims beneficial ownership of shares of our common stock held by Electrum. See footnote (1).
6.Holdings include the following shares which may be acquired upon the exercise of options outstanding under the LTIP and exercisable within 60 days as of December 31, 2023: Janice Stairs — 58,983 shares; Ali Erfan — 58,983 shares; Igor Gonzales — 56,400 shares; Karl Hanneman — 74,483 shares; Charles Hansard — 41,858 shares; David Peat — 136,601 shares; Daniel Muñiz Quintanilla — 37,225 shares; Dale Andres — 604,388 shares; André van Niekerk - 53,767 shares; Anthony Scott — 155,604; and all current directors and executive officers as a group — 1,278,292 shares.
7.Holdings include the following shares which may be acquired upon departure from the Company by settlement of the DSUs outstanding under the LTIP within 60 days of December 31, 2023: Janice Stairs — 51,570 shares; Ali Erfan — 34,642 shares; Igor Gonzales — 46,716 shares; Karl Hanneman — 45,217 shares; Charles Hansard — 24,920 shares; David Peat — 78,302 shares; Daniel Muñiz Quintanilla — 21,554 shares; Dale Andres - nil; André van Niekerk - nil; Anthony Scott — nil; and all current directors and executive officers as a group — 302,920 shares.
8.Holdings include 10,000 shares of our common stock held directly by Ms. Stairs.
9.Holdings include 10,000 shares of our common stock held by KNH Trust, which is controlled by Mr. Hanneman.
10.Holdings include 4,475 shares of our common stock held directly by Mr. Peat.
11.Holdings include 150,000 shares of our common stock held directly by Mr. Andres.
12.Holdings include 27,280 share of our common stock held directly by Mr. Scott.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The following are summaries of transactions since January 1, 2023, to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers, beneficial owners of more than five percent of our voting securities or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

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

Under the Unanimous Omnibus Partner Agreement, we provide management and administrative services to the LGJV. The Company received $6.4 million from the LGJV under this agreement for the year ended December 31, 2023. The Company had receivables under this agreement of nil as of December 31, 2023. The Company also incurred certain LGJV costs that are subsequently reimbursed by the LGJV.

Secondment Agreements

We second certain employees to the LGJV and charged $2.6 million and $2.4 million related to this arrangement in the years ended December 31, 2023 and 2022, respectively. We received $3.5 million in cash at December 31, 2023, and $1,431 in cash at December 31, 2022, related to this arrangement.

Shareholders Agreement

In connection with our IPO, we entered into a shareholders agreement with Electrum and MERS pursuant to which Electrum and MERS have the right to nominate members of our Board. Under the Agreement, Electrum has the right to nominate (a) a number of designees to our Board that is one fewer than a majority of the Board so long as Electrum beneficially owns in the aggregate a number of our common shares equal to at least 35% of our then outstanding common shares and (b) one designee to our Board so long as

Electrum beneficially owns in the aggregate a number of common shares equal to (x) less than 35% of our then outstanding common share and (y) at least 5% of our then outstanding common shares. If Electrum beneficially owns in the aggregate a number of common shares equal to less than 5% of our then outstanding common shares, Electrum shall not have the right to nominate any designees to be elected to our Board. Additionally, under the Agreement, MERS has the right to nominate one designee to our Board so long as MERS beneficially owns in the aggregate a number of common shares equal to at least 5% of our then outstanding common shares. . The nominees of Electrum and MERS will need to be approved by the Board of Directors and elected at the annual meeting of shareholders.

The shareholders agreement also provides that until such time as Electrum no longer owns at least 35% of our then outstanding common shares, certain actions by us will require the approval of Electrum in addition to any other vote by our Board or shareholders. The actions requiring Electrum approval include:

•change of control transactions,

•the acquisition or sale of any asset or any joint venture investment in excess of $100 million,

•the incurrence of indebtedness in excess of $100 million,

•making any loan, advance or capital contribution in excess of $100 million,

•equity issuances in excess of $100 million, and

•dissolution, liquidation, reorganization or bankruptcy proceedings involving us or our material subsidiaries.

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

Registration Rights Agreement

In connection with our IPO, we entered into a registration rights agreement with Electrum, MERS and substantially all our other existing shareholders prior to the IPO. Pursuant to the registration rights agreement subject to certain conditions, Electrum and MERS have the right to require us to file a registration statement under the Securities Act with respect to their shares. We will not be obligated to effect more than three demand registrations within a 12-month period. All shareholders under the registration rights agreement will be entitled to piggyback registration rights with respect to any registration initiated by us or another shareholder or shareholders after the consummation of our IPO and will continue to hold this right until they transfer their shares.

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

Item 14. Principal Accountant Fees and Services

The Company’s Audit Committee and Board engaged Ernst & Young LLP to serve as the Company’s independent registered public accounting firm effective November 14, 2022.

The following table shows the fees billed by Ernst & Young LLP for the years ended December 31, 2023 and 2022:

	2023	2022
Audit fees[1] - Ernst & Young LLP	833,014	1,250,224
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$833,014	$1,250,224
_________________________________
1.Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted a policy and procedures for the pre-approval of all audit and non-audit services to be rendered by our independent registered public accounting firm. Under the policy, our Audit Committee generally pre-approves specified services in defined categories up to specified amounts and limits the types of non-audit services that may be provided by the independent accountant. Our Audit Committee may delegate authority to the Chair of the Audit Committee or another member of our Audit Committee to pre-approve any proposed engagement of an independent accountant. However, any engagement of an independent accountant pre-approved as such must be reported to our Audit Committee at its next regularly scheduled meeting. All audit and non-audit services performed by our independent registered public accounting firm during the years ended December 31, 2022 and 2023, were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.Consolidated Financial Statements. For a list of the financial statements included herein, see Index to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

2.Consolidated Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3.Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

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

4.4	Specimen Share Certificate of Gatos Silver, Inc.

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

10.1.3
Amendment No. 9 to Partner Agreement dated October 24, 2023, among Minera Plata Real, S. de R.L. de C.V., Operaciones San Jose de Plata, S. de R.L. de C.V., Servicios San Jose de Plata, S. de R.L. de C.V., Gatos Silver Inc., (formerly, Sunshine Silver Mining & Refining Corporation) and Dowa Metals & Mining Co., Ltd.

10.2.1
Second Amended and Restated Revolving Credit Facility, dated December 13, 2023, by and among Gatos Silver, Inc., certain subsidiaries of Gatos Silver, Inc. from time to time party thereto, Bank of Montreal, Chicago Branch, as administrative agent, BMO Capital Markets, as bookrunner and mandated lead arranger, and Bank of Montreal, Chicago Branch and certain financial institutions from time to time, as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 19, 2023)

10.3.1
Exploration, Exploitation and Unilateral Promise to Sell Agreement dated May 4, 2006 between La Cuesta International, S.A. de C.V. and Minera Plata Real, S.A. de C.V. (incorporated by reference to Exhibit 10.8.1 to the Company’s Registration Statement on Form S-1 filed on October 1, 2020)

10.4.1#	Agreement dated July 28, 2023, between Ocean Partners USA. Inc. and Operaciones San Jose de Plata, S. de R.L. de C.V.

10.4.2*	Amendment No.1, dated July 14, 2022, to the Zinc Offtake Agreement between Dowa Metals and Mining, Operaciones, and Ocean Partners USA, Inc. dated July 15, 2019

10.4.3#	Assignment, Assumption and Consent Agreement (Amendment No.2) between Dowa Metals and Mining, Operaciones, and Ocean Partners USA, Inc. dated July 28, 2023

10.5.1#	Cerro Los Gatos Lead Concentrate Sales Agreement dated January 11, 2024 between Operaciones San Jose de Plata, S. de R.L. de C.V. and Metagri S.A. de C.V.

10.6.1†	Amended and Restated Long Term Incentive Plan (2023)

10.6.2†	Form of Executive Nonqualified Stock Option Agreement (2023)

10.6.3†	Form of Director Nonqualified Stock Option Agreement (2023)

10.6.4†	Form of Director DSU Award Agreement (2023))

10.6.5†	Form of Executive RSU Award Agreement (2023))

10.6.6†	Form of PSU Award Agreement

10.7.1†	Annual Incentive Plan (incorporated by reference to Exhibit 10.13.1 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.8.1†	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.14.1 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

10.9.1†	Employment Agreement effective as of August 1, 2022, between Gatos Silver Canada Corp., Gatos Silver, Inc., as guarantor, and Dale Andres

10.9.2†	Employment Agreement effective as of October 16, 2022, between Gatos Silver Canada Corp., Gatos Silver, Inc., as guarantor, and Tony Scott

10.9.3†	Employment Agreement effective as of July 1, 2022 between Gatos Silver Canada Corp., Gatos Silver, Inc., as guarantor, and Andre van Niekerk

10.10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18.1 to the Company’s Registration Statement on Form S-1/A filed on October 8, 2020)

21.1	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 1350 Certification

96.1	Los Gatos Joint Venture S-K 1300 Technical Report Summary, dated October 20, 2023 (incorporated by reference to Exhibit 96.1 of the Company’s Current Report on Form 8-K filed on October 20, 2023)

97.1*	Clawback Policy (approved by Board of Directors on November 02, 2023)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

GATOS SILVER, INC.
February 20, 2024	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dale Andres and André van Niekerk and each of them, their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Andres	Chief Executive Officer and Director (principal executive officer)	February 20, 2024
Dale Andres

/s/ André van Niekerk	Chief Financial Officer (principal financial officer and principal accounting officer)	February 20, 2024
André van Niekerk

/s/ Janice Stairs	Chair of the Board of Directors	February 20, 2024
Janice Stairs

/s/ Ali Erfan	Director	February 20, 2024
Ali Erfan

/s/ Igor Gonzales	Director	February 20, 2024
Igor Gonzales

/s/ Karl Hanneman	Director	February 20, 2024
Karl Hanneman

/s/ Charles Hansard	Director	February 20, 2024
Charles Hansard

/s/ David Peat	Director	February 20, 2024
David Peat

/s/ Daniel Muñiz Quintanilla	Director	February 20, 2024
Daniel Muñiz Quintanilla