Form 10-Q/A
period 2023-09-30
Gatos Silver, Inc.
filed 2024-05-06
CIK 1517006

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

The Company has 700,000,000 shares of common stock, par value 0.001, authorized of which 69,181,047 were issued and outstanding as of May 6, 2024.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” “Gatos Silver,” “Company” or “our Company” are to Gatos Silver Inc., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Gatos Silver, Inc. for the three and nine months ended September 30, 2023 (“Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on November 6, 2023 (the “Original Filing”).

This Amendment No. 1 contains the restated financial statements for the Company for the Affected Period to correct the classification of the capital distribution received from the Los Gatos Joint Venture ("LGJV") on the Condensed Consolidated Statement of Cash Flows. Based on management's judgement, the Company considered the declaration of the capital distribution (in its legal form) to be the nature of the activity that generated the cash flow and, therefore, classified the capital distribution as cash provided by investing activities on the Condensed Consolidated Statements of Cash Flows. On further analysis, it was determined that management should have considered the underlying source of the cash flow at the LGJV that generated the funds for the capital distribution when determining its classification on the Company's Condensed Consolidated Statements of Cash Flows. The capital distribution received previously classified as cash flow provided by investing activities should have been classified as cash flows provided by operating activities. The Condensed Consolidated Balance sheets and balance of cash and cash equivalents as of September 30, 2023, and the Condensed Consolidated Statements of Income and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2023, are not impacted by this change. See Note 3. Restatement of Previously Issued Financial Statements to the condensed consolidated financial statements included herein for additional information.

This Amendment No. 1 contains the following sections:

•Item 1. Financial Statements
•Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Item 4. Controls and Procedures
•Exhibits 31, 32, 101 and 104 of Item 6. Exhibits.

Except as described above, and as further described in Note 3 to the condensed consolidated financial statements in this Form 10-Q/A, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GATOS SILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of United States dollars, except share amounts)

	Notes	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents		$33,469	$17,004
Related party receivables	6	1,095	1,773
Other current assets	4	15,935	16,871
Total current assets		50,499	35,648
Non-Current Assets
Investment in affiliates	13	328,709	347,793
Other non-current assets		42	60
Total Assets		$379,250	$383,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	5	$26,363	$26,358
Non-Current Liabilities
Credit Facility, net of debt issuance costs	11	—	8,661
Stockholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,162,223 and 69,162,223 shares outstanding as of September 30, 2023 and December 31, 2022, respectively		117	117
Paid-in capital		550,989	547,114
Accumulated deficit		(198,219)	(198,749)
Total Stockholders’ equity		352,887	348,482
Total Liabilities and Stockholders' Equity		$379,250	$383,501

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands of United States dollars, except share amounts)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2023	2022	2023	2022
Expenses
Exploration		$—	$—	$26	$110
General and administrative		7,494	5,933	19,157	16,967
Amortization		3	44	74	132
Total expenses		7,497	5,977	19,257	17,209
Other income
Equity income in affiliates	13	9,437	8,930	15,922	24,527
Other income, net	6, 11	1,348	1,076	3,865	3,332
Net other income		10,785	10,006	19,787	27,859
Income before taxes		3,288	4,029	530	10,650
Income tax expense		—	525	—	865
Net income		$3,288	$3,504	$530	$9,785
Net income per share:	8
Basic		$0.05	$0.05	$0.01	$0.14
Diluted		$0.05	$0.05	$0.01	$0.14
Weighted average shares outstanding:
Basic		69,162,223	69,162,223	69,162,223	69,162,223
Diluted		69,524,838	69,309,019	69,381,222	69,309,019

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

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars, except share amounts)

		Nine Months Ended September 30,
	Notes	2023	2022
		(restated)
OPERATING ACTIVITIES
Net income		$530	$9,785

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization		74	132
Stock-based compensation expense	7	3,327	2,099
Other		837	180
Equity income in affiliates	13	(15,922)	(24,527)
Distributions and dividends from affiliate	13	35,000	16,776

Changes in operating assets and liabilities:
Receivables from related‑parties		678	1,006
Accounts payable and other accrued liabilities		5	748
Other current assets		936	2,481
Net cash (used) provided by operating activities		25,465	8,680

INVESTING ACTIVITIES
Purchase of property, plant and equipment		—	(27)
Net cash provided (used) by investing activities		—	(27)

FINANCING ACTIVITIES
Repayment of credit facility		(9,000)	—
Net cash used by financing activities	11	(9,000)	—
Net increase in cash and cash equivalents		16,465	8,653
Cash and cash equivalents, beginning of period		17,004	6,616
Cash and cash equivalents, end of period		$33,469	$15,269

Interest paid		$417	$385
Interest earned		$690	$49

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

3.     Restatement of Previously Issued Financial Statements

In accordance with ASC 250, Accounting Changes and Error Corrections (“ASC 250”), the following item is treated as an error to the interim condensed consolidated financial statements for the three and nine months ended September 30, 2023, and, therefore, requires that the condensed consolidated financial statements be restated.

Statement of Cash flows

During the preparation of the financial statements for the three months ended March 31, 2024, the Company identified that the capital distribution received from its investment in affiliates classified as cash provided by investing activities on the Condensed Consolidated Statements of Cash Flows should have been classified as cash provided by operating activities. Based on management's judgement, the Company considered the declaration of the capital distribution (in its legal form) to be the nature of the activity that generated the cash flow and, therefore, classified the capital distribution as cash provided by investing activities on the Condensed Consolidated Statements of Cash Flows. On further analysis, it was determined that management should have considered the underlying source of the cash flow at the LGJV that generated the funds for the capital distribution when determining its classification on the Company's Condensed Consolidated Statements of Cash Flows. The capital distribution received previously classified as cash flow provided by investing activities should have been classified as cash flows provided by operating activities

The impact of the restatement on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023, is presented below. The Condensed Consolidated Balance Sheet and balance of cash and cash equivalents as of September 30,

2023, and the Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Stakeholders’ Equity for the three and nine months ended September 30, 2023, are not impacted by this error.

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	As previously reported	Adjustment	As restated

Consolidated Statement of Cash Flows
Distribution and dividends from affiliate	$—	$35,000	$35,000
Net cash (used) provided by operating activities	$(9,535)	$35,000	$25,465
Capital distribution received from affiliate	$35,000	$(35,000)	$—
Net cash provided by investing activities	$35,000	$(35,000)	$—

4.    Other Current Assets

	September 30, 2023	December 31, 2022
Value added tax receivable	$826	$730
Prepaid expenses	816	2,890
Insurance proceeds receivable	14,200	13,100
Other assets	93	151
Total other current assets	$15,935	$16,871

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

5.    Accounts Payable and Other Accrued Liabilities

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

6.    Related Party Transactions

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

8.    Net Income per Share

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

Legal

On February 22, 2022, a purported Company stockholder filed a putative class action lawsuit in the United States District Court for the District of Colorado (the "District Court") against the Company, certain of our former officers, and several directors (the "U.S. Class Action"). An amended complaint was filed on August 15, 2022. The amended complaint, allegedly brought on behalf of certain purchasers of the Company’s common stock and certain traders of call and put options on the Company’s common stock from December 9, 2020 through January 25, 2022, seeks, among other things, damages, costs, and expenses, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as well as Sections 11 and 15 of the Securities Act of 1933. The amended complaint alleges that certain individual defendants and the Company, pursuant to the control and authority of the individual defendants, made false and misleading statements and/or omitted certain material information regarding the mineral resources and reserves at the Cerro Los Gatos mine. The Company and all defendants filed a motion to dismiss this action on October 14, 2022. That motion was fully briefed as of December 23, 2022. On April 26, 2023, following a joint motion, the Court postponed its ruling on the defendants’ motion to dismiss until on or after June 16, 2023.

On June 13, 2023, the Company entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties agreed to resolve the U.S. Class Action for an aggregate payment by the Company and its insurers of $21,000 to a settlement fund. On June 16, 2023, the parties filed a joint status report requesting that the Court grant a temporary stay of all proceedings in the case pending submission of proposed settlement documentation on or before July 13, 2023. On July 13, 2023, the plaintiffs filed an unopposed motion for an order preliminarily approving a stipulation of settlement agreed by the parties and providing for class notice which will provide for (i) preliminary approval of the settlement; (ii) approval of the form and manner of giving notice of the settlement to the settlement class; and (iii) a hearing date and time to consider final and approval of the Settlement and related matters “the “Preliminary Order”). On September 12, 2023, the plaintiffs filed an unopposed motion to amend the Preliminary Order to reflect certain changes to the form of release proposed to be executed by the plaintiffs.

The District Court issued its Preliminary Order on February 29, 2024, approving the proposed settlement. Consistent with the stipulation of settlement requiring that a settlement account be funded within 30 days of the Preliminary Order, the Company and its insurers have fully funded that account, with $1,403 funded by the Company and $19,597 funded by the Company’s insurers. The final fairness hearing is scheduled with the District Court for May 29, 2024.

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

On January 26, 2024, counsel for the Company and counsel for the Plaintiff executed a term sheet wherein any claims against us and the named individuals would be settled for a payment by the Company of $3,000. Such counsel subsequently agreed to and executed a definitive settlement agreement. On April 16, 2024, the Ontario Superior Court approved the settlement on a preliminary basis. Consistent with the terms of the settlement requiring that an escrow account be funded within 30 days of preliminary court approval, the Company and its insurers have fully funded an escrow account, with $2,597 funded by the Company and $403 funded by the Company’s insurers. The final fairness hearing is scheduled with the Ontario Superior Court for June 28, 2024.

Since the settlements of the U.S. Class Action and the Canadian Class Action are subject to conditions, including final court approvals, there can be no assurance that either the U.S. Class Action or the Canadian Class Action will be finally resolved pursuant to the agreements that have been reached.

Further, the Company has made disclosures to the U.S. Department of Justice and the SEC regarding its January 25, 2022 press release and issues related to Cerro Los Gatos’ mineral reserves and mineral resources at the time. The Company is cooperating with those agencies’ investigations and cannot reasonably predict any outcome.

There can be no assurance that any of the foregoing matters individually or in aggregate will not result in outcomes that are materially adverse for the Company.

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

13.    Investment in Affiliates

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

14.     Subsequent Events

On October 30, 2023, the LGJV made a $35,000 capital distribution to the LGJV partners, of which the Company’s share was $24,500. On February 15, 2024, the LGJV made a $30,000 capital distribution to the LGJV partners, of which the Company’s share was $21,000. On April 22, 2024, the LGJV made a $25,000 capital distribution to the LGJV partners, of which the Company’s share was $17,500.

On December 13, 2023, the Company entered into a second amended and restated Credit Facility with BMO, extending the maturity date to December 31, 2026, and updating the interest rates, as further described in Note 11 Debt.

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

Restatement of previously issued Consolidated Financial Statements for the correction of the classification of capital distributions received from the LGJV on the Statements of Cash Flows

During the preparation of the financial statements for the three months ended March 31, 2024, the Company identified that the capital distributions received from its investment in affiliates classified as cash provided by investing activities on the Condensed Consolidated Statements of Cash Flows should have been classified as cash provided by operating activities. Based on management's judgement, the Company considered the declaration of the capital distribution (in its legal form) to be the nature of the activity that generated the cash flow and, therefore, classified the capital distribution as cash provided by investing activities on the Condensed Consolidated Statements of Cash Flows. On further analysis, it was determined that management should have considered the underlying source of the cash flow at the LGJV that generated the funds for the capital distribution when determining its classification on the Company's Condensed Consolidated Statements of Cash Flows. The capital distribution received previously classified as cash flow provided by investing activities should have been classified as cash flows provided by operating activities.

The impact of the correction of the misclassification on the financial statements of the Company is an increase in cash provided by operating activities of $35.0 million and a decrease in cash provided by investing activities of $35.0 million. There is no impact on the net increase in cash and cash equivalents or the balance of cash and cash equivalents at September 30, 2023. The Condensed Consolidated Balance Sheets and balance of cash and cash equivalents as of September 30,2023, and the Condensed Consolidated Statements of Income and Comprehensive Income and the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2023, are not affected by this change. The combined balance sheets, combined statements of income and the combined statements of cash flows of the LGJV included in the footnotes to the Company's financial statements are also not impacted by this change.

As discussed in the Explanatory Note to this Form 10-Q/A and in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A, we have restated the previously issued Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023. The following discussion and analysis of our financial condition and results of operations incorporates the restated Condensed Consolidated Statement of Cash Flow amounts.

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
•The cash balance at April 30, 2024, was $85.4 million after receipt of capital distributions from the LGJV.

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

Cash Flows

Gatos Silver

The following table presents summarized information relating to the Company’s cash flows for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided (used) by
Operating activities	$25,465	$8,680
Investing activities	—	(27)
Financing activities	(9,000)	—
Total change in cash	$16,465	$8,653
Cash and cash equivalents, beginning of period	$17,004	$6,616
Cash and cash equivalents, end of period	$33,469	$15,269

The cash balance at September 30, 2023, increased to $33.5 million from $17.0 million at December 31, 2022.

For the nine months ended September 30, 2023, $25.5 million of cash was provided by operating activities, compared to $8.7 million provided by operating activities in the nine months ended September 30, 2022, largely due to a $35.0 million capital distribution received in 2023, compared to a $15.9 million net dividend received from the LGJV in the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, there was no cash flow from investing activities.

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

As at April 30, 2024, our cash and cash equivalents are $85.4 million and we have $50.0 million available to be drawn under the Credit Facility. The LGJV had cash and cash equivalents of $20.0 million as at April 30, 2024. On October 30, 2023, February 15 and April 22, 2024, the LGJV made a $35.0 million, a $30.0 million and a $25.0 million capital distribution to the LGJV partners, respectively, of which the Company’s share was $24.5 million, $21.0 million and $17.5 million, respectively. We believe the Company has sufficient cash and access to borrowings and other resources to carry out its business plans for at least the next 12 months. The Company manages liquidity risk through the Credit Facility and the management of its capital structure.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net cash (used) provided by operating activities	$33,330	$7,992	$25,465	$8,680
Net cash provided (used) by investing activities	—	—	—	(27)
Free cash flow	$33,330	$7,992	$25,465	$8,653

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting described in the 2022 10-K and the material weakness in our internal control over financial reporting described below.

In connection with our review of the internal control structure related to the preparation of the restated financial statements for the nine months ended September 30, 2023, and the year ended December 31, 2023, we have identified a material weakness in our internal controls over financial reporting relating to the failure to design and maintain effective controls to ensure the accurate classification of distributions from our investment in affiliates in the Consolidated Statement of Cash Flows.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, control and procedure enhancements were performed over the preparation and review of the 2023 mineral reserves and mineral resource estimates. Management is evaluating the effectiveness of these controls. We also identified that we failed to design and maintain effective controls to ensure the accurate classification of distributions from our investment in affiliate on the Consolidated Statements of Cash Flows. There have not been any other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of Legal Proceedings see Note 9. Commitments, Contingencies and Guarantees in Item 1. Financial Statements.

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

GATOS SILVER, INC.
(Registrant)

May 6, 2024	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer

May 6, 2024	By:	/s/ André van Niekerk
André van Niekerk
Chief Financial Officer