Form 10-K/A
period 2023-12-31
Gatos Silver, Inc.
filed 2024-05-06
CIK 1517006

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2023, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $178,256,662 based on the closing price of the registrant’s common stock on the New York Stock Exchange.

As of May 6, 2024, the number of shares of Registrant’s common stock outstanding was 69,181,047.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” “Gatos Silver,” “Company” or “our Company” are to Gatos Silver Inc., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Gatos Silver, Inc. for the fiscal year ended December 31, 2023 (“Affected Period”), as filed with the Securities and Exchange Commission (“SEC”) on February 20, 2024 (the “Original Filing”).

This Amendment No. 1 contains the restated financial statements for the Company for the Affected Period to correct the classification of the capital distributions received from the Los Gatos Joint Venture (“LGJV”) on the Statement of Cash Flows for the year ended December 31, 2023. Based on management's judgement the Company considered the declaration of the capital distribution (in its legal form) to be the nature of the activity that generated the cash flow and, therefore, classified capital distributions as cash provided by investing activities on the Consolidated Statements of Cash Flows. On further analysis, it was determined that management should have considered the underlying source of the cash flow at the LGJV that generated the funds for the capital distributions when determining its classification on the Company's Consolidated Statements of Cash Flows. The capital distributions received previously classified as cash flow provided by investing activities should have been classified as cash flows provided by operating activities. The Consolidated Balance Sheets and balance of cash and cash equivalents at December 31, 2023, and the Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2023, are not impacted by this change. The combined financial statements of the LGJV are also not impacted by this misclassification. See Note 3. Restatement of Previously Issued Financial Statements to the consolidated financial statements included herein for additional information.

This Amendment No. 1 contains the following sections:

•Item 1A. Risk Factors - We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these deficiencies (or fail to identify and/or remediate other possible material weaknesses), we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Item 8. Financial Statements and Supplementary Data
•Item 9A. Controls and Procedures; and
•Exhibits 23, 31, 32, 101 and 104 of Item 15. Exhibits and Financial Statement Schedules.

Except as described above and as further described in Note 3 to the consolidated financial statements in this Form 10K/A, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

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

PART I
Item 1A. Risk Factors

This Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. The Original Filing includes the Risk Factors that were not impacted by the change as described in Amendment No. 1. The following risk could materially and adversely affect our business, financial condition, cash flows, and results of operations, and the trading price of our common stock could decline. Refer also to the other information set forth in this Report, including our consolidated financial statements and the related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business and Industry

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

We previously identified material weaknesses in our internal controls over financial reporting. Except as identified below regarding the failure to design and maintain effective controls over accounting for current and deferred taxes and the failure to design and maintain effective controls to ensure the accurate classification of distributions from our investment in affiliates in the Consolidated Statements of Cash Flows, we have remediated these historical material weaknesses.

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

In connection with our review of the internal control structure related to the preparation of the restated financial statements for the fiscal year ended December 31, 2023, we have identified the following material weakness in our internal controls over financial reporting relating to the failure to design and maintain effective controls to ensure the accurate classification of distributions from our investment in affiliates in the Consolidated Statements of Cash Flows. We are engaging external support with extensive U.S. GAAP knowledge to advise on external financial reporting matters, and are strengthening our review procedures over the preparation of the Consolidated Statement of Cash Flows.

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

Restatement of previously issued Consolidated Financial Statements for the correction of the classification of capital distributions received from the LGJV on the Statements of Cash Flows

During the preparation of the financial statements for the three months ended March 31, 2024, the Company identified that the capital distributions received from its investment in affiliates classified as cash provided by investing activities on the Consolidated Statements of Cash Flows should have been classified as cash flow provided by operating activities. Based on management's judgement, the Company considered the declaration of the capital distribution (in its legal form) to be the nature of the activity that generated the cash flow and, therefore, classified capital distributions as cash provided by investing activities on the Consolidated Statements of Cash Flows. On further analysis, it was determined that management should have considered the underlying source of the cash flow at the LGJV that generated the funds for the capital distributions when determining its classification on the Company's Statement of Cash Flows. The capital distributions received previously classified as cash flow provided by investing activities should have been classified as cash flows provided by operating activities.

The impact of the correction of the error on the financial statements of the Company is an increase in cash provided by operating activities of $59.5 million and a decrease in cash provided by investing activities of $59.5 million. There is no impact on the net increase in cash and cash equivalents or the balance of cash and cash equivalents at December 31, 2023. The Consolidated Balance Sheets and balance of cash and cash equivalents as of December 31, 2023, and the Consolidated Statements of Income and Comprehensive Income and the Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2023, are not affected by this change. The Combined Financial Statements of the LGJV are also not impacted by this change.

As discussed in the Explanatory Note to this Form 10-K/A and in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K/A, we have restated the previously issued Consolidated Statement of Cash Flows for the year ended December 31, 2023. The following discussion and analysis of our financial condition and results of operations incorporates the restated Consolidated Statements of Cash Flow amounts.

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
1 See "Non-GAAP Financial Measures" below.

•No debt and $50 million available for withdrawal on the Credit Facility after $9.0 million debt repayment made as of July 21, 2023; and
•Operating cash flow of $47.5 million and free cash flow of $47.5 million.

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

_________________________________
1 See “Non-GAAP Financial Measures” below.

Cash Flows

Gatos Silver

The following table presents summarized information of our cash flows for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided (used) by
Operating activities	$47,480	$14,554
Investing activities	—	(60)
Financing activities	(9,000)	(4,106)
Total change in cash	$38,480	$10,388

Cash flow provided by operating activities was $47.5 million in 2023, compared to cash provided by operating activities of $14.6 million in 2022. The $32.9 million increase in operating cash flow was primarily due to $59.5 million of capital distributions from the LGJV, compared to $30.8 million in dividends received from the LGJV in 2022.

There was no cash flow from investing activities in 2023, compared to $0.1 million in 2022.

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

Sources and Uses of Capital Resources

As at April 30, 2024, our cash and cash equivalents are $85.4 million and we have $50.0 million available to be drawn under the Credit Facility. The LGJV had cash and cash equivalents of $20.0 million as at April 30, 2024. On February 15 and April 22, 2024, the LGJV made a $30.0 million and a $25.0 million capital distribution to the LGJV partners, respectively, of which the Company’s share was $21.0 million and $17.5 million, respectively. We believe we have sufficient cash and access to borrowings and other resources to carry out our business plans for at least the next 12 months. We may decide to increase our current financial resources with external financings if our long-term business needs require us to do so however there can be no assurance that financing will be available to us on acceptable terms, or at all. We manage liquidity risk through our cash balances, credit facility, and the management of our capital structure.

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

	Twelve Months Ended December 31,
(in thousands)	2023	2022
Net cash (used) provided by operating activities	47,480	$14,554
Net cash provided (used) by investing activities	—	(60)
Free cash flow	$47,480	$14,494

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

Restatement of 2023 Financial Statements

As discussed in Note 3 to the consolidated financial statements, the 2023 consolidated financial statements have been restated to correct a misstatement.

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

Toronto, Canada

February 20, 2024 except for the effects of the restatement disclosed in Note 3, and Notes 11 and 16 of the consolidated financial statements, as to which the date is May 6, 2024.

GATOS SILVER, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

(In thousands of United States dollars, except share amounts)

	Notes	2023	2022
ASSETS
Current Assets
Cash and cash equivalents		$55,484	$17,004
Related party receivables	7	560	1,773
Other current assets	4	22,642	16,871
Total current assets		78,686	35,648
Non-Current Assets
Investment in affiliates	15	321,914	347,793
Deferred tax assets	13	266	—
Other non-current assets		38	60
Total Assets		$400,904	$383,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, accrued and other liabilities	6	$33,357	$26,358
Non-Current Liabilities
Credit Facility, net of debt issuance costs	12	—	8,661
Stockholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,181,047 and 69,162,223 shares outstanding as of December 31, 2023 and December 31, 2022, respectively		117	117
Paid-in capital		553,319	547,114
Accumulated deficit		(185,889)	(198,749)
Total stockholders’ equity		367,547	348,482
Total Liabilities and Stockholders’ Equity		$400,904	$383,501

See accompanying notes to the consolidated financial statements.

GATOS SILVER, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31,

(In thousands of United States dollars, except share amounts)

	Notes	2023	2022
Expenses
Exploration		$26	$110
General and administrative		25,688	25,468
Amortization		79	180
Total expenses		25,793	25,758
Other income (expense)
Equity income in affiliates	15	33,622	45,230
Legal settlement loss	11	(1,500)	(7,900)
Interest expense		(679)	(433)
Interest income		1,332	154
Other income	7	5,992	4,801
Total net other income		38,767	41,852
Income before taxes		12,974	16,094
Income tax expense	13	114	1,565
Net income and comprehensive income		$12,860	$14,529
Net income per share:
Basic	8	$0.19	$0.21
Diluted	8	$0.18	$0.21
Weighted average shares outstanding:
Basic		69,163,564	69,162,223
Diluted		69,536,298	69,309,019

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

GATOS SILVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,

(In thousands of United States dollars, except share amounts)

	Notes	2023	2022
		(restated)

OPERATING ACTIVITIES
Net income		$12,860	$14,529

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization		79	180
Stock-based compensation expense	8	5,336	2,840
Equity income in affiliates	15	(33,622)	(45,230)
Other		1,159	199
Deferred tax recovery	13	(266)	—
Distributions and dividends from affiliate	15	59,500	30,775

Changes in operating assets and liabilities:
Receivables from related‑parties		1,213	(180)
Accounts payable and other accrued liabilities		6,992	24,632
Other current assets		(5,771)	(13,191)
Net cash (used) provided by operating activities		47,480	14,554

INVESTING ACTIVITIES
Purchase of property, plant and equipment		—	(60)
Net cash provided (used) by investing activities		—	(60)

FINANCING ACTIVITIES
Credit Facility repayment	12	(9,000)	(4,000)
Financing costs		—	(106)
Net cash used by financing activities		(9,000)	(4,106)
Net increase in cash and cash equivalents		38,480	10,388
Cash and cash equivalents, beginning of period		17,004	6,616
Cash and cash equivalents, end of period		$55,484	$17,004

Interest paid		$417	$645
Supplemental disclosure of noncash transactions:
Recognition of Right of Use Asset and Lease Liability		$—	$128

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

Distributions from Investment in Affiliate

Distributions received are classified on the basis of the nature of the activity or activities of the LGJV that generated the distribution. Returns on capital are recorded as an operating cash flow whereas returns of capital distributions are recorded as an investing cash flow.

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

3.    Restatement of Previously Issued Financial Statements

In accordance with ASC 250, Accounting Changes and Error Corrections (“ASC 250”), the following item is treated as an error to the annual consolidated financial statements for the year ended December 31, 2023, and, therefore, requires that the consolidated financial statements be restated.

Statement of Cash flows

During the preparation of the financial statements for the three months ended March 31, 2024, the Company identified that the capital distributions received from its investment in affiliate classified as cash provided by investing activities on the Consolidated Statements of Cash Flows should have been classified as cash provided by operating activities. Based on management's judgement, the Company considered the declaration of the capital distribution (in its legal form) to be the nature of the activity that generated the cash flow and, therefore, classified capital distributions as cash provided by investing activities on the Consolidated Statements of Cash Flows. On further analysis it was determined that management should have considered the underlying source of the cash flow at the LGJV that generated the funds for the capital distributions when determining its classification on the Company's Consolidated Statements of Cash Flows. The capital distributions received previously classified as cash flow provided by investing activities should have been classified as cash flows provided by operating activities.

The impact of the restatement on the Consolidated Statements of Cash Flows for the year ended December 31, 2023, is presented below. The Consolidated Balance Sheets and balance of cash and cash equivalents as of December 31, 2023, and the Consolidated Statements of Income and Comprehensive Income, Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2023, are not impacted by this error.

	Year Ended December 31, 2023		Year Ended December 31, 2023
	As previously reported	Adjustment	As restated

Consolidated Statement of Cash Flows
Distributions and dividends from affiliate	—	59,500	59,500
Net cash (used) provided by operating activities	(12,020)	59,500	47,480
Capital distribution received from affiliate	59,500	(59,500)	—
Net cash provided by investing activities	59,500	(59,500)	—

4.    Other Current Assets

	December 31, 2023	December 31, 2022
Value added tax receivable	$691	$730
Prepaid expenses	1,914	2,890
Insurance proceeds receivable	20,000	13,100
Other assets	37	151
Total other current assets	$22,642	$16,871

The insurance proceeds receivable represents the insurance payable by the Company’s insurers to claimants on behalf of the Company related to the settlement of the Canadian and U.S. class action lawsuits. See Note 11 Commitments, Contingencies and Guarantees, for further discussion.

5.    Property, Plant and Equipment, net

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

6.    Accounts Payable, Accrued and Other Liabilities

	December 31, 2023	December 31, 2022
Accounts payable	$2,713	$586
Accrued expenses	3,031	2,761
Accrued compensation	3,215	1,889
Legal settlement payable	24,000	21,000
Current tax payable	387	—
Other liabilities	11	122
Total accounts payable, accrued and other liabilities	$33,357	$26,358

The legal settlement payable is the liability recorded for the settlements of the class action lawsuit. See Note 11 Commitments, Contingencies and Guarantees, for further discussion on the U.S. and Canadian class action lawsuits and related settlement discussion.

7.    Related-Party Transactions

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

9.    Net Income per Share

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

On June 13, 2023, the Company entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties agreed to resolve the U.S. Class Action for an aggregate payment by the Company and its insurers of $21,000 to a settlement fund. On June 16, 2023, the parties filed a joint status report requesting that the Court grant a temporary stay of all proceedings in the case pending submission of proposed settlement documentation on or before July 13, 2023. On July 13, 2023, the plaintiffs filed an unopposed motion for an order preliminarily approving a stipulation of settlement agreed by the parties and providing for class notice which will provide for (i) preliminary approval of the settlement; (ii) approval of the form and manner of giving notice of the settlement to the settlement class; and (iii) a hearing date and time to consider final and approval of the Settlement and related matters (the “Preliminary Order”). On September 12, 2023, the plaintiffs filed an unopposed motion to amend the Preliminary Order to reflect certain changes to the form of release proposed to be executed by the plaintiffs.

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

Since the settlements of the U.S. Class Action and the Canadian Class Action are subject to conditions, including final court approval, there can be no assurance that either the U.S. Class Action or the Canadian Class Action will be finally resolved pursuant to the agreements that have been reached.

Further, the Company has made a disclosure to the U.S. Department of Justice and the SEC regarding its January 25, 2022 press release and issues related to Cerro Los Gatos’ mineral reserves and mineral resources at the time. The Company is cooperating with those agencies’ investigations and cannot reasonably predict any outcome.

There can be no assurance that any of the foregoing matters individually or in aggregate will not result in outcomes that are materially adverse for the Company.

12.    Debt

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

13.    Income Taxes

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

14.    Segment Information

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

15.    Investment in Affiliates

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

16.     Subsequent Events

On February 15, 2024, the LGJV made a $30,000 capital distribution to the LGJV partners, of which the Company’s share was $21,000. On April 22, 2024, the LGJV made a $25,000 capital distribution to the LGJV partners, of which the Company’s share was $17,500.

Except as disclosed above and in 11. Commitments, Contingencies and Guarantees, there are no events or transactions requiring recognition in these consolidated financial statements through May 6, 2024.

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

There are no other events or transactions requiring recognition or disclosure in these combined financial statements through May 6, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in our internal control over financial reporting described below.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023 due to the material weaknesses discussed below.

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

In connection with our review of the internal control structure related to the preparation of the restated financial statements for the fiscal year ended December 31, 2023, we have identified an additional material weakness in our internal controls over financial reporting relating to the failure to design and maintain effective controls to ensure the accurate classification of distributions from our investment in affiliates in the Consolidated Statement of Cash Flows. Based on management's judgement the Company considered the declaration of the capital distribution (in its legal form) to be the nature of the activity that generated the cash flow and, therefore, classified capital distributions as cash provided by investing activities on the Consolidated Statements of Cash Flows. On further analysis, it was determined that management should have considered the underlying source of the cash flow at the LGJV that generated the funds for the capital distributions when determining its classification on the Company's Consolidated Statements of Cash Flows. The capital distributions received previously classified as cash flow provided by investing activities should have been classified as cash flows provided by operating activities.

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

During 2024 we intend to further enhance our processes and controls implemented during 2023, which includes improving our review procedures, to ensure our procedures are designed to accurately account for and disclose current and deferred tax. We are engaging external support with extensive US GAAP knowledge to advise on external financial reporting matters, and are strengthening our review procedures over the preparation of the Statement of Cash Flows.

After giving full consideration to the material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K/A were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

Management of the Company and the Board of Directors take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described above are essential to maintaining a strong internal controls environment. This is reflected through the efforts undertaken during 2023 to design and implement the required internal controls framework and relevant controls that resulted in the remediation of three of the four material weaknesses that existed at December 31, 2022. We have identified and implemented, and continue to identify and implement, actions to improve the effectiveness of our internal control over financial reporting and to review such actions and progress with the Audit Committee. In addition, we have taken, and continue to take, the actions described above to remediate the current material weaknesses.

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

GATOS SILVER, INC.
May 6, 2024	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Andres	Chief Executive Officer and Director (principal executive officer)	May 6, 2024
Dale Andres

/s/ André van Niekerk	Chief Financial Officer (principal financial officer and principal accounting officer)	May 6, 2024
André van Niekerk

*	Chair of the Board of Directors	May 6, 2024
Janice Stairs

*	Director	May 6, 2024
Ali Erfan

*	Director	May 6, 2024
Igor Gonzales

*	Director	May 6, 2024
Karl Hanneman

*	Director	May 6, 2024
Charles Hansard

*	Director	May 6, 2024
David Peat

*	Director	May 6, 2024
Daniel Muñiz Quintanilla

*/s/ André van Niekerk, as attorney-in-fact