Form 10-Q
period 2024-03-31
Gatos Silver, Inc.
filed 2024-05-06
CIK 1517006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GATOS SILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of United States dollars, except share amounts)

	Notes	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents		$70,586	$55,484
Related party receivables	5	464	560
Other current assets	3	2,486	22,642
Total current assets		73,536	78,686
Non-Current Assets
Investment in affiliates	11	308,202	321,914
Deferred tax assets		246	266
Other non-current assets	3	415	38
Total Assets		$382,399	$400,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	4	$10,376	$33,357
Non-Current Liabilities
Lease liability		255	—
Stockholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,181,047 and 69,181,047 shares outstanding as of March 31, 2024 and December 31, 2023, respectively		117	117
Paid-in capital		555,008	553,319
Accumulated deficit		(183,357)	(185,889)
Total stockholders’ equity		371,768	367,547
Total Liabilities and Stockholders' Equity		$382,399	$400,904

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands of United States dollars, except share amounts)

		Three Months Ended March 31,
	Notes	2024	2023
Expenses
Exploration		$31	$26
General and administrative		6,963	5,536
Amortization		4	37
Total expenses		6,998	5,599
Other income (expense)
Equity income in affiliates	11	7,288	5,011
Interest expense		—	(164)
Interest income		767	161
Other income	5	1,518	1,426
Other income		9,573	6,434
Income before taxes		2,575	835
Income tax expense		43	—
Net income and comprehensive income		$2,532	$835
Net income per share:	7
Basic and Diluted		$0.04	$0.01
Weighted average shares outstanding:
Basic		69,181,047	69,162,223
Diluted		70,419,665	69,309,019

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands of United States dollars, except share amounts)

	Number	Amount
	Common Stock	Common Stock	Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2023	69,181,047	117	553,319	(185,889)	367,547
Stock-based compensation	—	—	1,681	—	1,681
DSU compensation	—	—	8	—	8
Net income	—	—	—	2,532	2,532
Balance at March 31, 2024	69,181,047	117	555,008	(183,357)	371,768

	Number	Amount
	Common Stock	Common Stock	Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2022	69,162,223	117	547,114	(198,749)	348,482
Stock-based compensation	—	—	783	—	783
Net income	—	—	—	835	835
Balance at March 31, 2023	69,162,223	117	547,897	(197,914)	350,100

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars, except share amounts)

		Three Months Ended March 31,
	Notes	2024	2023
OPERATING ACTIVITIES
Net income		$2,532	$835

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization		4	37
Stock-based compensation expense	6	1,681	743
Equity income in affiliates	11	(7,288)	(5,011)
Deferred tax recovery		14	—
Other		(37)	—
Distribution received from affiliate	11	21,000	—

Changes in operating assets and liabilities:
Receivables from related‑parties		96	1,104
Accounts payable and other accrued liabilities		(23,053)	(2,289)
Other current assets		20,187	478
Net cash provided (used) by operating activities		15,136	(4,103)

INVESTING ACTIVITIES
Net cash used by investing activities		—	—

FINANCING ACTIVITIES
Lease payments		(34)	—
Net cash used by financing activities		(34)	—
Net increase (decrease) in cash and cash equivalents		15,102	(4,103)
Cash and cash equivalents, beginning of period		55,484	17,004
Cash and cash equivalents, end of period		$70,586	$12,901

Interest paid		$4	$173
Interest earned		$767	$161

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of United States dollars, except share amounts)

1.    Basis of Presentation

Basis of Consolidation and Presentation

The financial statements represent the condensed consolidated financial position and results of operations of Gatos Silver, Inc. and its subsidiaries, Gatos Silver Canada Corporation and Minera Luz del Sol S. de R.L. de C.V. Unless the context otherwise requires, references to "Gatos Silver" or the "Company" mean Gatos Silver, Inc. and its consolidated subsidiaries.

The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which are necessary for a fair presentation for the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2024, and the amended Annual Report on Form 10-K/A filed with the SEC on May 6, 2024 (collectively the “2023 10-K”).

2.    Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The consolidated financial statements for the year ended December 31, 2023, disclose those accounting policies considered significant in determining results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the 2023 10-K.

Recent Accounting Pronouncements

In March 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-02, Codification Improvements: Amendments to Remove References to the Concepts Statements. This ASU contains amendments to the Accounting Standards Codification (the "ASC") that remove references to various FASB Concepts Statements. The FASB has a standing project on its agenda to address suggestions received from stakeholders on the ASC and other incremental improvements to GAAP. This effort facilitates ASC updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The resulting amendments are referred to as ASC improvements. The amendments of this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is still assessing the impact of this ASU, but does not expect it to have a material impact on the financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The amendments in this ASU modify the disclosure or presentation requirements of a variety of Topics in the ASC. Certain amendments represent clarifications to or technical corrections of the current requirements. Each amendment in this ASU will only become effective if the Securities and Exchange Commission removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The Company is still assessing the impact of the standard.

There have been no other accounting pronouncements issued or adopted during the three months ended March 31, 2024, which are expected to have a material impact on the financial statements.

3.    Other Current Assets

	March 31, 2024	December 31, 2023
Value added tax receivable	$696	$691
Prepaid expenses	1,379	1,914
Insurance proceeds receivable	403	20,000
Other assets	8	37
Total other current assets	$2,486	$22,642

The insurance proceeds receivable represents estimated insurance payable by the Company’s insurers to claimants on behalf of the Company related to the settlement of the U.S. Class Action and Canadian Class Action (each, as defined in Note 9) lawsuits. On March 22, 2024, the Company and its insurers made a payment in escrow of $1,403 and $19,597, respectively. See Note 9 Commitments, Contingencies and Guarantees, for further discussion on the U.S. Class Action and Canadian Class Action lawsuits and related settlement.

As at March 31, 2024, other non-current assets include the right of use asset of $380 for the office lease with the term until January 30, 2027. The corresponding current lease liability of $125 as at March 31, 2024, and $11 as at December 31, 2023, is included in accounts payable, accrued and other liabilities, and a long term lease liability of $255 at March 31, 2024, and nil at December 31, 2023, is included in non-current liabilities.

4.    Accounts Payable and Other Accrued Liabilities

	March 31, 2024	December 31, 2023
Accounts payable	$375	$2,713
Accrued expenses	4,700	3,031
Accrued compensation	1,762	3,215
Legal settlement payable	3,000	24,000
Current tax payable	414	387
Other liabilities	125	11
Total accounts payable and other current liabilities	$10,376	$33,357

The legal settlement payable represents the estimated settlement amount payable to claimants included in the U.S. Class Action and Canadian Class Action lawsuits. On March 22, 2024, the Company made a payment in escrow of $1,403 to fund the U.S. Class Action settlement. See Note 9 Commitments, Contingencies and Guarantees, for further discussion on the U.S. Class Action and Canadian Class Action lawsuits and related settlement.

5.    Related Party Transactions

Los Gatos Joint Venture ("LGJV")

Under the Unanimous Omnibus Partner Agreement, the Company provides certain management and administrative services to the LGJV. The Company earned $1,500 and $1,250 under this agreement for the three months ended March 31, 2024 and 2023, respectively, which has been recorded on the statement of income and comprehensive income under other income. The Company received $1,500 and $1,250 in cash from the LGJV under this agreement for the three months ended March 31, 2024 and 2023, respectively. The Company had receivables under this agreement of nil and nil as of March 31, 2024, and December 31, 2023, respectively. The Company also incurs certain LGJV related costs that are subsequently reimbursed by the LGJV.

The Company seconds certain employees to the LGJV and charged $580 and $562 related to this arrangement in the three months ended March 31, 2024 and 2023, respectively. The Company received $659 and $1,464 in cash in the three months ended March 31, 2024 and 2023, respectively, and had $171 and $250 of receivables at March 31, 2024, and December 31, 2023, respectively, related to this arrangement.

6.    Stockholders’ Equity

The Company is authorized to issue 700,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

Stock-Based Compensation

The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
Stock Options	$690	$693
Performance share units	51	50
Restricted share units	940	—
Total stock-based compensation	$1,681	$743

Stock Option Transactions

The Company granted 592,753 stock options during the three months ended March 31, 2024, with a weighted-average grant date fair value per share of $3.70 and granted nil stock options for three months ended March 31, 2023. No stock options were exercised during the three months ended March 31, 2024 and 2023.

Total unrecognized stock-based compensation expense as of March 31, 2024, was $3,520, which is expected to be recognized over a weighted average period of 2.1 years.

Stock option activity for the three months ended March 31, 2024, is summarized in the following tables:

Employee & Director Options	Number of options	Weighted‑ Average Exercise Price
Outstanding at December 31, 2023	2,616,515	$8.83
Granted	592,753	$6.41
Forfeited	(17,818)	$6.82
Expired	(9,946)	$11.62
Outstanding at March 31, 2024	3,181,504	$8.38
Vested at March 31, 2024	1,928,955	$9.55

The following assumptions were used to compute the fair value of the options granted using the Black-Scholes option valuation model:

January 2024
Risk-free interest rate	3.86%
Dividend yield	—
Estimated volatility	58.00%
Expected option life	6 years

At March 31, 2024, the Company had 32,393 stock options previously granted to LGJV-personnel outstanding with a weighted-average exercise price of $7.31 and a weighted-average remaining life of 1.8 years. There were no grants or exercises during the three months ended March 31, 2024 and March 31, 2023.

Performance Share Unit ("PSU") Transactions

On December 17, 2021, 119,790 PSUs were granted to the Company’s employees with a weighted-average grant date fair value per share of $14.22. At March 31, 2024, there were 40,802 PSUs outstanding. On March 31, 2024, unrecognized compensation expense related to the PSUs was $115, which is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock Unit ("RSU") Transactions

RSUs granted are reported as equity awards with a fair value of each RSU equal to the fair value of the Company's common stock on the grant date. Each earned RSU represents the right to receive one share of the Company's common stock, subject to the terms of the grant agreement, and generally vest on or before the third year-end of the grant date.

During the three months ended March 31, 2024, the Company granted 296,375 RSUs with grant date fair value of $6.41. During the period, 11,948 RSUs were forfeited. No RSUs were granted during the three months ended March 31, 2023.

The following table summarizes the RSU activity for the three months ended March 31, 2024:

Employee RSUs	Number of RSUs	Weighted‑ Average Price Per Share
Outstanding at December 31, 2023	925,172	$5.04
Granted	296,375	$6.41
Forfeited	(11,948)	$5.50
Expired	—	$—
Outstanding at March 31, 2024	1,209,599	$8.38

Compensation expense is recognized ratably from the grant date over the requisite vesting period. On March 31, 2024, unrecognized compensation expense related to the RSUs was $4,511, which is expected to be recognized over a weighted-average period of 1.76 years.

Deferred Stock Unit ("DSU") Transactions

DSUs are awarded to directors at the discretion of the Company's Board of Directors. The DSUs are fully vested on the grant date and each DSU entitles the holder to receive one share of the Company’s common stock upon the director’s cessation of continuous service. Non-employee directors are eligible to elect to defer receipt of any portion of annual retainers or meeting fees and take payment in the form of DSUs. The fair value of the DSUs is equal to the fair value of the Company’s common stock on the grant date.

During the three months ended March 31, 2024, the Company granted 909 DSUs. No DSUs were granted during the three months ended March 31, 2023.

The following table summarizes the DSU activity for the three months ended March 31, 2024:

Employee and Director DSUs	Number of DSUs	Weighted‑ Average Grant Price
Outstanding at December 31, 2023	302,920	$7.76
Granted	909	$8.39
Outstanding at March 31, 2024	303,829	$7.76

7.    Net Income per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly, except that weighted-average common shares are increased to reflect the potential dilution that would occur if in-the-money stock options were exercised or PSUs, DSUs or RSUs were converted into common stock. The dilutive effects are calculated using the treasury stock method.

For the three months ended March 31, 2024, and March 31, 2023, weighted average outstanding in-the-money stock options, PSUs, RSUs and DSUs are included in dilutive earnings per common share calculation.

A reconciliation of basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023, is as follows:

	Three Months Ended March 31,
	2024	2023
Net income and comprehensive income	$2,532	$835

Weighted average shares:
Basic	69,181,047	69,162,223
Effect of dilutive stock options	312,878	—
Effect of dilutive PSUs	38,966	—
Effect of dilutive RSUs	583,844	—
Effect of dilutive DSUs	302,930	146,796
Diluted	70,419,665	69,309,019

Net income per share:
Basic and Diluted	$0.04	$0.01

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

9.    Commitments, Contingencies and Guarantees

In determining its accruals and disclosures with respect to loss contingencies, the Company will charge to income an estimated loss if information available prior to the issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the commitments and contingencies are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the condensed consolidated financial statements when it is at least reasonably possible that a material loss could be incurred.

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

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration expense	$31	$—	$31	$26	$—	$26
General and administrative expense	174	6,789	6,963	224	5,312	5,536
Amortization expense	4	—	4	—	37	37
Equity income in affiliates	(7,288)	—	(7,288)	(5,011)	—	(5,011)
Interest expense	—	—	—	—	164	164
Interest income	—	(767)	(767)	—	(161)	(161)
Other income	8	(1,526)	(1,518)	(14)	(1,412)	(1,426)
Income tax expense	—	43	43	—	—	—
Total assets	61,016	321,383	382,399	121,623	261,207	382,830

11.    Investment in Affiliates

During the three months ended March 31, 2024 and 2023, the Company recognized $7,288 and $5,011 of income, respectively, on its investment in the LGJV Entities, representing its ownership share of the LGJV Entities’ results, including the effect of the priority distribution payment. The equity income or loss in affiliates includes amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference is being amortized as the LGJV Entities’ proven and probable reserves are processed.

On February 15, 2024, the LGJV made a $30,000 capital distribution to the LGJV partners, of which the Company’s share was $21,000.

Subsequently, on April 22, 2024, the LGJV made a $25,000 capital distribution to the LGJV partners, of which the Company’s share was $17,500.

The LGJV Entities’ combined balance sheets as of March 31, 2024, and December 31, 2023, the combined statements of income for the three months ended March 31, 2024 and 2023, and the statement of cash flows for the three months ended March 31, 2024 and 2023 are as follows:

LOS GATOS JOINT VENTURE
COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$29,784	$34,303
Receivables	12,221	12,634
Inventories	14,598	16,397
VAT receivable	10,117	12,610
Income tax receivable	18,828	20,185
Other current assets	2,770	1,253
Total current assets	88,318	97,382
Non-Current Assets
Mine development, net	234,083	234,980
Property, plant and equipment, net	165,411	171,965
Deferred tax assets	7,389	9,568
Total non-current assets	406,883	416,513
Total Assets	$495,201	$513,895
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$39,649	$38,704
Related party payable	485	560
Total current liabilities	40,134	39,264
Non-Current Liabilities
Lease liability	188	208
Asset retirement obligation	11,810	11,593
Deferred tax liabilities	3,952	3,885
Total non-current liabilities	15,950	15,686
Owners’ Capital
Capital contributions	425,638	455,638
Paid-in capital	18,186	18,186
Accumulated deficit	(4,707)	(14,879)
Total owners’ capital	439,117	458,945
Total Liabilities and Owners’ Capital	$495,201	$513,895

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended, March 31,
(in thousands)	2024	2023
Revenue	$72,218	$69,865
Expenses
Cost of sales	30,771	25,988
Royalties	330	418
Exploration	1,371	463
General and administrative	4,285	3,936
Depreciation, depletion and amortization	20,256	20,819
Total expenses	57,013	51,624
Other expense (income)
Accretion expense	217	296
Interest expense	195	126
Interest income	(273)	—
Other income	(5)	(12)
Foreign exchange loss (gain)	124	(827)
	258	(417)

Income before taxes	14,947	18,658
Income tax expense	4,775	5,957
Net income and comprehensive income	$10,172	$12,701

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$10,172	$12,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	20,256	20,819
Accretion	217	296
Deferred taxes	2,341	907
Unrealized loss (gain) on foreign currency rate change	346	(414)

Changes in operating assets and liabilities:
VAT receivable	2,517	2,521
Receivables	413	13,277
Inventories	1,232	(1,075)
Other current assets	(1,517)	(2,610)
Income tax receivable	1,037	4,187
Accounts payable and other accrued liabilities	386	(9,459)
Payables to related parties	(75)	(1,106)
Net cash provided by operating activities	37,325	40,044

Cash flows from investing activities:
Mine development	(9,993)	(8,312)
Purchase of property, plant and equipment	(1,835)	(2,542)
Materials and supplies inventory	—	(512)
Net cash used by investing activities	(11,828)	(11,366)

Cash flows from financing activities:
Equipment loan and lease payments	(16)	(290)
Capital distribution	(30,000)	—
Net cash used by financing activities	(30,016)	(290)

Net increase (decrease) in cash and cash equivalents	(4,519)	28,388
Cash and cash equivalents, beginning of period	34,303	34,936
Cash and cash equivalents, end of period	$29,784	$63,324
Interest paid	$195	$126
Interest earned	$273	$—

12.     Subsequent Events

On April 26, 2024, the Company made a payment in escrow of $2,597 to fund the Canadian Class Action settlement. See Note 9 Commitments, Contingencies and Guarantees, for further discussion on the U.S. Class Action and Canadian Class Action lawsuits and related settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company’s condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Report”) and the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2024, and the amended Annual Report on Form 10-K/A filed with the SEC on May 6, 2024 (collectively the “2023 10-K”). References to the “Company," “Gatos Silver,” “we,” “us,” “our” and other similar words refer to Gatos Silver, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

Forward-Looking Statements

This Report contains statements that constitute “forward looking information” and “forward-looking statements” within the meaning of U.S. and Canadian securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “may,” “might,” “could,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” "intends," "projects," “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include, but are not limited to, the following:

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

All forward-looking statements speak only as of the date on which they are made. These statements are not a guarantee of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. Important factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the risks set forth under “Risk Factors Summary,” and under “Item 1A. Risk Factors.” in the 2023 10-K. Such factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Report and those described from time to time in our filings with the SEC, including, but not limited to, the 2023 10-K. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. Undue reliance should not be placed on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, except as required by law. Certain forward-looking statements are based on assumptions, qualifications and procedures which are set out only in the Los Gatos Technical Reports. For a complete description of assumptions, qualifications and procedures associated with such information, reference should be made to the full text of the Los Gatos Technical Reports.

First Quarter 2024 Highlights

Gatos Silver

•Net cash flow provided by operating activities and free cash flow totaled $15.1 million for the three months ended March 31, 2024 compared to net cash flow used by operating activities and free cash flow of $4.1 million in the same period in 2023.
•The cash and cash equivalents at March 31, 2024, was $70.6 million, compared to $55.5 million at December 31, 2023, and the Company had $50.0 million available for withdrawal from its revolving credit facility (the "Credit Facility");
•The cash and cash equivalents at April 30, 2024, was $85.4 million after receipt of a capital distribution of $17.5 million from the LGJV on April 22, 2024.
•Net income of $2.5 million for the three months ended March 31, 2024, compared to $0.8 million for the three months ended March 31, 2023;
•EBITDA1 for the three months ended March 31, 2024, was $1.8 million, compared to $0.9 million in the same period in 2023;

1 See “Non-GAAP Financial Measures” below.

LGJV (100% basis)

Operational highlights

•CLG produced 2.37 million ounces of silver, 10.1 million pounds of lead and 15.8 million pounds of zinc for the three months ended March 31, 2024, compared to 2.43 million ounces of silver, 9.5 million pounds of lead and 14 million pounds of zinc for the three months ended March 31, 2023.
•The processing plant processed 292,114 tonnes, an increase of 12% compared to 260,428 for the three months ended March 31, 2023. CLG had record process plant throughput rates, averaging of 3,210 tonnes per day ("tpd"), an 11% increase from 2,894 tpd in three months ended March 31, 2023.

Financial highlights

•Revenue of $72.2 million increased by 3% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023;
•Cost of sales of $30.8 million increased by 18% for the three months ended March 31, 2024, compared to the same period in 2023;
•For the three months ended March 31, 2024, co-product all-in sustaining cost1 per ounce of payable silver equivalent and by-product all-in sustaining cost1 per ounce of payable silver increased to $14.36 and $10.08, respectively, compared to $12.79 and $6.11 for the three months ended March 31, 2023;
•LGJV net income of $10.2 million in the three months ended March 31, 2024, decreased from net income of $12.7 million in the same period in 2023;
•EBITDA1 for the three months ended March 31, 2024, was $35.1 million, compared to $39.6 million in the same period 2023;
•Cash provided by operating activities was $37.3 million and $40.0 million for the three months ended March 31, 2024 and 2023, respectively;
•The LGJV’s free cash flow1 for the three months ended March 31, 2024, was $25.5 million, compared to $28.7 million in the comparable period of 2023.

1 See “Non-GAAP Financial Measures” below.

Results of Operations

Results of operations Gatos Silver

The following table presents certain select financial information of Gatos Silver for the three months ended March 31, 2024 and 2023. In accordance with generally accepted accounting principles in the United States (‘‘U.S. GAAP’’), these financial results represent the consolidated results of operations of our Company and its subsidiaries.

	Three Months Ended March 31,
(in thousands expect per share data)	2024	2023
Expenses
Exploration	$31	$26
General and administrative	6,963	5,536
Amortization	4	37
Total expenses	6,998	5,599
Other income
Equity income in affiliates	7,288	5,011
Interest expense	—	(164)
Interest income	767	161
Other income	1,518	1,426
Net other income	9,573	6,434
Income before taxes	2,575	835
Income tax expense	43	—
Net income and comprehensive income	$2,532	$835
Net income and comprehensive income per share (basic and diluted)	$0.04	$0.01
EBITDA[1]	$1,812	$875
Net cash provided (used) by operating activities	$15,136	$(4,103)
Free cash flow[1]	$15,136	$(4,103)
__________________________
1 See “Non-GAAP Financial Measures” below.

Gatos Silver

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

General and administrative expenses

The $1.4 million increase in general and administrative expenses resulted primarily from a $0.9 million increase in non-cash stock-based compensation expense as a result of a January 2024 equity grant, and a $0.6 million increase in non-recurring legal defense fees.

Equity income in affiliates

The $2.3 million increase in equity income in affiliates resulted primarily from a $0.2 million reduction in the obligation under the priority distribution agreement in 2024 compared to the recognition of an obligation of $3.9 million under the priority distribution agreement in 2023, partly offset by a decrease in equity income from the LGJV of $1.8 million. The LGJV recorded net income of $10.2 million for the three months ended March 31, 2024, compared to $12.7 million for the three months ended March 31, 2023. See “Results of operations LGJV” below.

Interest income

The $0.6 million increase in interest income was due to an increase in cash balances during the period and an increase in the interest rate earned on cash deposits.

Other income

For the three months ended March 31, 2024 and 2023, other income consists primarily of $1.5 million and $1.3 million in management fees the Company received from the LGJV, respectively.

Net income and comprehensive income

For the three months ended March 31, 2024, the Company recorded net income of $2.5 million, or $0.04 per share, compared to net income of $0.8 million, or $0.01 per share, for the three months ended March 31, 2023, mainly due to the increase in equity income in affiliates.

Results of operations LGJV

The following table presents operational information and select financial information of the LGJV for the three months ended March 31, 2024 and 2023. The financial and operational information of the LGJV and CLG is shown on a 100% basis.

Financial Results

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$72,218	$69,865
Cost of sales	30,771	25,988
Royalties	330	418
Exploration	1,371	463
General and administrative	4,285	3,936
Depreciation, depletion and amortization	20,256	20,819
Other expense (income)	258	(417)
Income tax expense	4,775	5,957
Net income and comprehensive income	$10,172	$12,701
EBITDA[1]	$35,125	$39,603
Net cash provided by operating activities	$37,325	$40,044
Free cash flow[1]	$25,497	$28,678
Sustaining capital[1]	$8,944	$7,642
Resource development drilling expenditures[1]	$3,222	$3,006
_________________________________
1 See “Non-GAAP Financial Measures” below.

Operating Results

	Three Months Ended March 31,
(in thousands, except where otherwise stated)	2024	2023
Tonnes milled (dmt)	292,114	260,428
Tonnes milled per day (dmt)	3,210	2,894
Average Grades
Silver grade (g/t)	284	329
Zinc grade (%)	3.99	3.93
Lead grade (%)	1.77	1.86
Gold grade (g/t)	0.28	0.30
Contained Metal
Silver ounces (millions)	2.37	2.43
Zinc pounds - in zinc conc. (millions)	15.8	14.0
Lead pounds - in lead conc. (millions)	10.1	9.5
Gold ounces - in lead conc. (thousands)	1.39	1.38
Recoveries[1]
Silver - in both lead and zinc concentrates	88.8%	88.3%
Zinc - in zinc concentrate	61.4%	62.2%
Lead - in lead concentrate	89.2%	88.6%
Gold - in gold concentrate	52.0%	55.3%
Average realized price per silver ounce[2]	$22.91	$26.61
Average realized price per zinc pound[2]	$1.07	$1.43
Average realized price per lead pound[2]	$0.85	$1.05
Average realized price per gold ounce[2]	$1,939	$1,787
Co-product cash cost per ounce of payable silver equivalent[3]	$11.70	$10.47
By-product cash cost per ounce of payable silver[3]	$6.09	$2.66
Co-product AISC per ounce of payable silver equivalent[3]	$14.36	$12.79
By-product AISC per ounce of payable silver[3]	$10.08	$6.11
_________________________________
1 Recoveries are reported for payable metals in the identified concentrate.
2 Realized prices include the impact of final settlement adjustments from sales.
3 See “Non-GAAP Financial Measures” below.

LGJV

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

Revenue

The LGJV’s concentrate sales for the three months ended March 31, 2024 and 2023, are summarized below, in thousands:

	Three Months Ended March 31,
(in thousands)	2024	2023
Lead concentrate revenue	$57,594	$64,978
Zinc concentrate revenue	19,460	22,652
Treatment and refining charges	(3,957)	(4,155)
Subtotal	73,097	83,475
Provisional revenue adjustments	(879)	(13,610)
Total Revenue	$72,218	$69,865

Total revenue increased by 3% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily as a result of a 94% increase in a provisional revenue adjustment to $0.9 million loss in the period ended March 31, 2024, from a $13.6 million loss in the same period of 2023. Provisional revenue adjustments account for commodity price fluctuations in concentrate sales still subject to final settlement. Sales volumes of payable silver, zinc, lead and gold increased 1%, 14%, 12% and 5%, respectively. The average realized prices of silver, zinc and lead decreased 14%, 25% and 19%, respectively, and the average realized gold price increased by 9%. Treatment and refining charges decreased by 5%.

The table below provides a breakdown of the LGJV’s concentrate sales including volumes of payable metal and realized sales prices for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Sales volumes by payable metal
Silver ounces (millions)	2.24	2.22
Zinc pounds - in zinc conc. (millions)	13.7	12.0
Lead pounds - in lead conc. (millions)	10.0	8.9
Gold ounces - in lead conc. (thousands)	1.18	1.12
Copper pounds - in lead conc. (millions)	0.07	—
Average realized price by payable metal
Average realized price per silver ounce	$22.91	$26.61
Average realized price per zinc pound	$1.07	$1.43
Average realized price per lead pound	$0.85	$1.05
Average realized price per gold ounce	$1,939	$1,787
Average realized price per copper pound	$3.87	$—
Revenue by payable metal (In thousands)
Silver	$51,379	$59,043
Zinc	$14,567	$17,184
Lead	$8,542	$9,394
Gold	$2,294	$2,009
Copper	$272	$—
Subtotal	$77,054	$87,630
Treatment and refining charges	(3,957)	(4,155)
Subtotal	$73,097	$83,475
Provisional revenue adjustment	(879)	(13,610)
Total revenue	$72,218	$69,865

Cost of sales

Cost of sales increased by 18% primarily due to increasing processing costs as a result of a 12% increase in mill throughput and a 17% increase in the tonnage of the concentrate sold. Cost of sales were further impacted by the operating costs of the fluorine leaching plant commissioned in July 2023, and the strengthening of the Mexican peso against the U.S. dollar. Co-product cash cost1 per ounce of payable silver equivalent and by-product cash cost per ounce of payable silver increased to $11.70 and $6.09, respectively, primarily due to a lower contribution from by-products due to substantially lower realized zinc and lead prices.

Royalties expense

Royalty expense decreased by $0.1 million for the three months ended March 31, 2024, due to lower revenue before provisional price adjustments.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2024, were $0.3 million higher compared to the three months ended March 31, 2023. The increase was primarily due to the increase in the management fee payable to the Company agreed to in October 2023, with an effective date of January 1, 2023.

Depreciation, depletion and amortization expense

Depreciation, depletion, and amortization expense decreased by 3% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to the increase in mineral reserves and the extension of the life of the mine in July 2023, partly offset by the additional depreciation charges relating to the fluorine leaching plant, which was commissioned in July 2023.

Exploration expense

Exploration expense for the three months ended March 31, 2024, was $0.9 million higher as compared to the three months ended March 31, 2023, primarily due to increased green-fields exploration. During the quarter two drill holes were completed at Portigueño and the LGJV also progressed with the mapping of five prospective areas: San Luis, Lince, La Paula, San Agustin and Portigueño.

Other loss (income)

Other expense was $0.3 million for the three months ended March 31, 2024, compared to other income of $0.4 million for the three months ended March 31, 2023. The increase in other expense is primarily due to a $0.1 million loss on foreign exchange incurred for the three months ended March 31, 2024, due to the strengthening of the Mexican peso, compared to a gain of $0.8 million in the same period in 2023. The loss on foreign exchange was partly offset by interest income of $0.3 million and a decrease in accretion expense of $0.1 million.

Income tax expense

Income tax expense of $4.8 million was recorded for the three months ended March 31, 2024, compared to income tax expense of $6.0 million for the three months ended March 31, 2023. The 20% decrease in income tax expense was primarily due to lower taxable income for the three months ended March 31, 2024.

Net income and comprehensive income

For the three months ended March 31, 2024, the LGJV had net income and comprehensive income of $10.2 million compared to $12.7 million for the three months ended March 31, 2023. The decrease in net income was primarily due to increases in cost of sales, exploration, general and administrative and other expenses in 2024, compared to 2023, partly offset by higher revenues and a decrease in royalties and depreciation, depletion and amortization expenses

1 See "Non-GAAP Financial Measures" below

Sustaining capital

For the three months ended March 31, 2024, sustaining capital expenditures primarily consisted of $5.8 million for mine development and $2.5 million for infrastructure and equipment including $1.7 million for the overhaul of mining equipment. During the three months ended March 31, 2023, sustaining capital expenditures primarily consisted of $5.3 million for mine development, $2.4 million for infrastructure and equipment including construction of the fluorine leach plant.

Resource development drilling expenditures

For the three months ended March 31, 2024 and March 31, 2023, resource development drilling expenditures primarily related to resource expansion drilling of the South-East Deeps zone at CLG.

Cash Flows

Gatos Silver

The following table presents summarized information relating to the Company’s cash flows for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided (used) by
Operating activities	$15,136	$(4,103)
Investing activities	—	—
Financing activities	(34)	—
Total change in cash	$15,102	$(4,103)
Cash and cash equivalents, beginning of period	$55,484	$17,004
Cash and cash equivalents, end of period	$70,586	$12,901

The cash and cash equivalents at March 31, 2024, increased to $70.6 million from $55.5 million at December 31, 2023.

For the three months ended March 31, 2024, cash provided by operating activities was $15.1 million operating activities, compared to $4.1 million used by operating activities in the three months ended March 31, 2023, due to the $21.0 million distribution received from the LGJV partially offset by higher general and administrative expenses.

Free cash flow1 for three months ended March 31, 2024 increased to $15.1 million from $(4.1) million for three months ended March 31, 2023, primarily due to the receipt of a capital distribution from LGJV on February 15, 2024.

1 See "Non-GAAP Financial Measures" below

LGJV

The following table presents summarized information relating to the LGJV’s cash flows for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided (used) by
Operating activities	$37,325	$40,044
Investing activities	(11,828)	(11,366)
Financing activities	(30,016)	(290)
Total change in cash	$(4,519)	$28,388
Cash and cash equivalents, beginning of period	$34,303	$34,936
Cash and cash equivalents, end of period	$29,784	$63,324

The LGJV cash and cash equivalents at March 31, 2024 decreased to $29.8 million, from $34.3 million at December 31, 2023.

Cash provided by operating activities was $37.3 million and $40.0 million for the three months ended March 31, 2024 and 2023, respectively. The $2.7 million decrease in cash provided by operating activities was primarily due to the increase in cost of sales, and exploration and general and administrative expenses for the three months ended March 31, 2024, compared to the prior year period.

Cash used by investing activities was $11.8 million and $11.4 million for the three months ended March 31, 2024 and 2023, respectively. In the three months ended March 31, 2024, $1.8 million was incurred on property, plant and equipment expenditures and $10 million on mine development expenditures, of which $3.2 million was associated with capitalized development drilling.

The free cash flow1 for the three months ended March 31, 2024, was $25.5 million, compared to $28.7 million in the same period in 2023 primarily due to lower cash flow provided by operating activities and a slight increase in capital expenditures for the three months ended March 31, 2024.

Cash used by financing activities was $30.0 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. The LGJV made a $30.0 million capital distribution to the LGJV partners in February 2024.

Liquidity and Capital Resources

As of March 31, 2024, and December 31, 2023, the Company had cash and cash equivalents of $70.6 million and $55.5 million, respectively. The increase in cash and cash equivalents of $15.1 million was primarily to a $21.0 million capital distribution received from the LGJV on February 15, 2024. At March 31, 2024, the Company's borrowing capacity on the Credit Facility is $50.0 million with an accordion feature providing up to an additional $50.0 million, subject to certain conditions. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on the Credit Facility.
On April 30, 2024, the Company’s cash and cash equivalents were $85.4 million after receipt of a capital distribution of $17.5 million from the LGJV on April 22, 2024. The LGJV had cash and cash equivalents of $20.0 million million on April 30, 2024, after the capital distribution of $25.0 million to its partners on April 22, 2024. We believe the Company has sufficient cash and access to borrowings and other resources to carry out its business plans for the next 12 months and beyond. The Company manages liquidity risk through its capital structure and the Credit Facility.

_________________________________
1.See "Non-GAAP Financial Measures" below

Contractual Obligations

There have been no material changes from the contractual obligations described in the 2023 10-K.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates described in the 2023 10-K.

Please refer to Note 2 Summary of Significant Accounting Policies in our condensed consolidated financial statements included in this Report and the 2023 10-K for discussion of our critical accounting policies and estimates.

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

	Three Months Ended March 31,
(in thousands, except where otherwise stated)	2024	2023
Cost of sales	$30,771	$25,988
Royalties	330	418
Exploration	1,371	463
General and administrative	4,285	3,936
Depreciation, depletion and amortization	20,256	20,819
Total expenses	$57,013	$51,624
Depreciation, depletion and amortization	(20,256)	(20,819)
Exploration[1]	(1,371)	(463)
Treatment and refining costs[2]	3,957	4,155
Cash costs (A)	$39,343	$34,497
Sustaining capital[5]	8,944	7,642
Co-product AISC (B)	$48,287	$42,139
By-product credits[3]	(25,674)	(28,587)
AISC, net of by-product credits (C)	$22,613	$13,552
Cash costs, net of by-product credits (D)	$13,669	$5,910

Payable ounces of silver equivalent[4] (E)	3,363	3,294
Co-product cash cost per ounce of payable silver equivalent (A/E)	$11.70	$10.47
Co-product AISC per ounce of payable silver equivalent (B/E)	$14.36	$12.79

Payable ounces of silver (F)	2,243	2,219
By-product cash cost per ounce of payable silver (D/F)	$6.09	$2.66
By-product AISC per ounce of payable silver (C/F)	$10.08	$6.11
_________________________________
1.Exploration costs are not related to current mining operations.
2.Represent reductions on customer invoices and included in revenue of the LGJV combined statement of operations.
3.By-product credits reflect realized metal prices of zinc, lead, gold and copper for the applicable period, which includes any final settlement adjustments from prior periods.
4.Silver equivalents utilize the average realized prices during the three months ended March 31, 2024, of $22.91/oz silver, $1.07 /lb zinc, $0.85/lb lead, $1,939/oz gold and $3.87/lb copper and the average realized prices during the three months March 31, 2023, of $26.61/oz silver, $1.43/lb zinc, $1.05/lb lead and $1,787/oz gold. The average realized prices are determined based on revenue inclusive of final settlements.
5.Sustaining capital excludes resource development drilling costs related to resource development drilling of the South- East Deeps zone.

Sustaining capital and Resource development drilling

The following table provides a breakdown of cash flows used by investing activities of the LGJV:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flow used by investing activities	$11,828	$11,366

Sustaining capital	8,944	7,642
Resource development drilling	3,222	3,006
Materials & supplies	—	512
Change in capital-related accounts payable	(338)	206
Total	$11,828	$11,366

EBITDA

Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. EBITDA is defined as net income adjusted for interest expense, interest income, income tax expense and depreciation, depletion and amortization expense. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. EBITDA does not represent, and should not be considered an alternative to, net income or cash flow from operations as determined under GAAP. The table below reconciles the Company's EBITDA, a non-GAAP measure to Net Income:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income and comprehensive income	$2,532	$835
Interest expense	—	164
Interest income	(767)	(161)
Income tax expense	43	—
Depreciation, depletion and amortization expense	4	37
EBITDA	$1,812	$875

The table below reconciles of EBITDA, a non-GAAP measure, to the LGJV’s Net Income:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income and comprehensive income	$10,172	$12,701
Interest expense	195	126
Interest income	(273)	—
Income tax expense	4,775	5,957
Depreciation, depletion and amortization expense	20,256	20,819
EBITDA	$35,125	$39,603

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

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided (used) by operating activities	$15,136	$(4,103)
Net cash used by investing activities	—	—
Free cash flow	$15,136	$(4,103)

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities for the LGJV.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$37,325	$40,044
Net cash used by investing activities	(11,828)	(11,366)
Free cash flow	$25,497	$28,678

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a "smaller reporting company" as defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide disclosure pursuant to this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses in our internal control over financial reporting described in the 2023 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of Legal Proceedings see Note 9. Commitments, Contingencies and Guarantees in Item 1. Financial Statements.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report include, but are not limited to, any of the risks described in the 2023 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also adversely affect us. As of the date of this Report, there have been no material changes to the risk factors disclosed in the 2023 10-K.

Items 5.Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1
Cerro Los Gatos Lead Concentrate Sales Agreement dated January 11, 2024 between Operaciones San Jose de Plata, S. de R.L. de C.V. and Metagri S.A. de C.V. (incorporated by reference to Exhibit 10.5.1 of the Company’s Annual Report on Form 10-K filed February 21, 2024)

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