Form 10-Q
period 2024-06-30
Gatos Silver, Inc.
filed 2024-08-06
CIK 1517006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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

The Company has 700,000,000 shares of common stock, par value $0.001, authorized of which 69,341,227 were issued and outstanding as of August 6, 2024.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GATOS SILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of United States dollars, except share amounts)

	Notes	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents		$82,476	$55,484
Related party receivables	5	155	560
Other current assets	3	1,593	22,642
Total current assets		84,224	78,686
Non-Current Assets
Investment in affiliates	11	305,228	321,914
Deferred tax assets		200	266
Other non-current assets	3	382	38
Total Assets		$390,034	$400,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	4	$8,938	$33,357
Non-Current Liabilities
Lease liability		218	—
Stockholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,341,227 and 69,181,047 shares outstanding as of June 30, 2024 and December 31, 2023, respectively		117	117
Paid-in capital		554,962	553,319
Accumulated deficit		(174,201)	(185,889)
Total stockholders’ equity		380,878	367,547
Total Liabilities and Stockholders' Equity		$390,034	$400,904

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands of United States dollars, except share amounts)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2024	2023	2024	2023
Expenses
Exploration		$44	$—	$75	$26
General and administrative		7,872	6,127	14,835	11,663
Amortization		3	34	7	71
Total expenses		7,919	6,161	14,917	11,760
Other income (expense)
Equity income in affiliates	11	14,526	1,474	21,814	6,485
Interest expense		—	(183)	—	(347)
Interest income		1,117	126	1,884	287
Other income	5	1,561	1,151	3,079	2,577
Other income		17,204	2,568	26,777	9,002
Income (loss) before taxes		9,285	(3,593)	11,860	(2,758)
Income tax expense		129	—	172	—
Net income (loss) and comprehensive income (loss)		$9,156	$(3,593)	$11,688	$(2,758)
Net income (loss) per share:	7
Basic and Diluted		$0.13	$(0.05)	$0.17	$(0.04)
Weighted average shares outstanding:
Basic		69,217,512	69,162,223	69,199,280	69,162,223
Diluted		71,096,361	69,162,223	70,793,043	69,162,223

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands of United States dollars, except share amounts)

	Number	Amount
	Common Stock	Common Stock	Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2023	69,181,047	117	553,319	(185,889)	367,547
Stock-based compensation	—	—	1,681	—	1,681
DSU compensation	—	—	8	—	8
Net income and comprehensive income	—	—	—	2,532	2,532
Balance at March 31, 2024	69,181,047	117	555,008	(183,357)	371,768
Stock-based compensation	—	—	1,615	—	1,615
RSU settlement	139,839	—	(1,778)	—	(1,778)
Stock options exercises	20,341	—	110	—	110
DSU compensation	—	—	7	—	7
Net income and comprehensive income	—	—	—	9,156	9,156
Balance at June 30, 2024	69,341,227	117	554,962	(174,201)	380,878

	Number	Amount
	Common Stock	Common Stock	Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2022	69,162,223	117	547,114	(198,749)	348,482
Stock-based compensation	—	—	783	—	783
Net income and comprehensive income	—	—	—	835	835
Balance at March 31, 2023	69,162,223	117	547,897	(197,914)	350,100
Stock-based compensation	—	—	416	—	416
Net loss and comprehensive loss	—	—	—	(3,593)	(3,593)
Balance at June 30, 2023	69,162,223	117	548,313	(201,507)	346,923

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars, except share amounts)

		Six Months Ended June 30,
	Notes	2024	2023
OPERATING ACTIVITIES
Net income (loss) and comprehensive income (loss)		$11,688	$(2,758)

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization		7	71
Stock-based compensation expense	6	3,295	1,205
Equity income in affiliates	11	(21,814)	(6,485)
Deferred tax recovery		57	—
Other		60	—
Distributions received from affiliate	11	38,500	—

Changes in operating assets and liabilities:
Receivables from related‑parties		405	(389)
Accounts payable and other accrued liabilities		(26,338)	(648)
Other current assets		21,075	1,139
Net cash provided (used) by operating activities		26,935	(7,865)

INVESTING ACTIVITIES
Net cash used by investing activities		—	—

FINANCING ACTIVITIES
Proceeds from exercise of stock options		111	—
Lease payments		(54)	—
Net cash provided by financing activities		57	—
Net increase (decrease) in cash and cash equivalents		26,992	(7,865)
Cash and cash equivalents, beginning of period		55,484	17,004
Cash and cash equivalents, end of period		$82,476	$9,139

Interest paid		$11	$364
Interest earned		$1,884	$287

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of United States dollars, except share amounts)

1.    Basis of Presentation

Basis of Consolidation and Presentation

The financial statements represent the condensed consolidated financial position and results of operations of Gatos Silver, Inc. and its subsidiaries, Gatos Silver Canada Corporation and Minera Luz del Sol S. de R.L. de C.V. Unless the context otherwise requires, references to “Gatos Silver” or the “Company” mean Gatos Silver, Inc. and its consolidated subsidiaries.

The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring entries, which are necessary for a fair presentation for the dates and periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all financial information and disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“the SEC”) on February 20, 2024, as amended by Amendment No 1. on Form 10-K/A filed with the SEC on May 6, 2024 (as amended, the “2023 10-K”).

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The amendments in this ASU modify the disclosure or presentation requirements of a variety of Topics in the ASC. Certain amendments represent clarifications to or technical corrections of the current requirements. Each amendment in this ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The Company is still assessing the impact of the standard.

There have been no other accounting pronouncements issued or adopted during the six months ended June 30, 2024, which are expected to have a material impact on the financial statements.

3.    Other Current Assets

	June 30, 2024	December 31, 2023
Value added tax receivable	$659	$691
Prepaid expenses	924	1,914
Insurance proceeds receivable	—	20,000
Other assets	10	37
Total other current assets	$1,593	$22,642

The insurance proceeds receivable represents estimated insurance payable by the Company’s insurers to claimants on behalf of the Company related to the settlement of the U.S. Class Action and Canadian Class Action (each, as defined in Note 9) lawsuits. On March 22, 2024, the Company and its insurers made payments in escrow of $1,403 and $19,597, respectively, to fund the U.S. Class Action settlement. On April 26, 2024, the Company and its insurers made a payment in escrow of $2,597 and $403, respectively, to fund the Canadian Class Action settlement. See Note 9 Commitments, Contingencies and Guarantees, for further discussion on the U.S. Class Action and Canadian Class Action lawsuits and related settlements.

As at June 30, 2024, other non-current assets include the right of use asset of $380 for the office lease with the term until January 30, 2027. The corresponding current lease liability of $131 as at June 30, 2024, and $11 as at December 31, 2023, is included in accounts payable, accrued and other liabilities, and a long term lease liability of $218 at June 30, 2024, and nil at December 31, 2023, is included in non-current liabilities.

4.    Accounts Payable and Other Accrued Liabilities

	June 30, 2024	December 31, 2023
Accounts payable	$233	$2,713
Accrued expenses	6,187	3,031
Accrued compensation	1,892	3,215
Legal settlement payable	—	24,000
Current tax payable	495	387
Other liabilities	131	11
Total accounts payable and other current liabilities	$8,938	$33,357

The legal settlement payable represents the estimated settlement amount payable to claimants included in the U.S. Class Action and Canadian Class Action lawsuits. On March 22, 2024, the Company and its insurers made payments in escrow of $1,403 and $19,597, respectively, to fund the U.S. Class Action settlement. On April 26, 2024, the Company and its insurers made a payment in escrow of $2,597 and $403, respectively, to fund the Canadian Class Action settlement. See Note 9 Commitments, Contingencies and Guarantees, for further discussion on the U.S. Class Action and Canadian Class Action lawsuits and related settlements.

5.    Related Party Transactions

Los Gatos Joint Venture (LGJV)

Under the Unanimous Omnibus Partner Agreement, which governs the respective rights of the Company and Dowa Metals and Mining Co., Ltd., regarding the LGJV, the Company provides certain management and administrative services to the LGJV. The Company earned $1,500 and $1,250 under this agreement for the three months ended June 30, 2024 and 2023, respectively, and for the six months ended June 30, 2024 and 2023, the Company earned $3,000 and $2,500, respectively. The income from these services has been recorded on the consolidated statements of income and comprehensive income under other income. The Company received $1,500 and $417 in cash from the LGJV under this agreement for the three months ended June 30, 2024 and 2023, respectively, and for the six months ended June 30, 2024 and 2023, the Company received $3,000 and $1,667, respectively. The Company had no receivables outstanding under this agreement as of June 30, 2024, and December 31, 2023. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV, of which $155 was outstanding at June 30, 2024, and nil as of December 31, 2023.

6.    Stockholders’ Equity

The Company is authorized to issue 700,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

Stock-Based Compensation

The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock Options	$639	$414	$1,329	$1,107
Performance share units	40	48	91	98
Restricted share units	935	—	1,875	—
Total stock-based compensation	$1,614	$462	$3,295	$1,205

Stock Option Transactions

The Company granted 55,000 and 647,753 stock options during the three and six months ended June 30, 2024, with weighted-average grant-date Black-Scholes fair values per share of $5.78 and $3.83, respectively. No stock options were granted during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2024, 46,285 stock options were exercised. There were no stock option exercises during the three and six months ended June 30, 2023.

Total unrecognized stock-based compensation expense as of June 30, 2024, was $3,196, which is expected to be recognized over a weighted average period of 2.1 years.

Stock option activity for the six months ended June 30, 2024, is summarized in the following tables:

Employee & Director Options	Number of options	Weighted‑ Average Exercise Price
Outstanding at December 31, 2023	2,616,515	$8.83
Granted	647,753	$6.70
Exercised	(46,285)	$8.32
Forfeited	(17,818)	$6.82
Expired	(9,946)	$11.62
Outstanding at June 30, 2024	3,190,219	$8.24
Vested at June 30, 2024	2,071,738	$9.48

The following assumptions were used to compute the fair value of the options granted using the Black-Scholes option valuation model:

	April 2024	January 2024
Risk-free interest rate	4.56%	3.86%
Dividend yield	—	—
Estimated volatility	58.42%	58.00%
Expected option life	6 years	6 years

At June 30, 2024, the Company had 32,393 stock options previously granted to LGJV-personnel outstanding with a weighted-average exercise price of $7.31 and a weighted-average remaining life of 1.8 years. There were no grants or exercises related to LGJV-personnel during the three and six months ended June 30, 2024 and 2023.

Performance Share Unit ("PSU") Transactions

On December 17, 2021, 119,790 PSUs were granted to the Company’s employees with a weighted-average grant date fair value per share of $14.22. At June 30, 2024, there were 40,802 PSUs outstanding. On June 30, 2024, unrecognized compensation expense related to the PSUs was $75, which is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock Unit ("RSU") Transactions

RSUs granted are reported as equity awards with a fair value of each RSU equal to the fair value of the Company's common stock on the grant date. Each earned RSU represents the right to receive one share of the Company's common stock, subject to the terms of the grant agreement, and generally vest on or before the third year-end following the grant date.

The following table summarizes the RSU activity for the six months ended June 30, 2024:

Employee RSUs	Number of RSUs	Weighted‑ Average Price Per Share
Outstanding at December 31, 2023	925,172	$5.04
Granted	323,875	$6.70
Settled	(300,729)	$5.04
Forfeited	(11,948)	$5.50
Outstanding at June 30, 2024	936,370	$5.61

The Company granted 27,500 and 323,875 RSUs during the three and six months ended June 30, 2024, with weighted-average grant-date fair values per share of $9.80 and $6.70, respectively. There were no RSUs granted during the three and six months ended June 30, 2023. Compensation expense is recognized ratably from the grant date over the requisite vesting period. On June 30, 2024, unrecognized compensation expense related to the RSUs was $3,845, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table summarizes the DSU activity for the six months ended June 30, 2024:

Employee and Director DSUs	Number of DSUs	Weighted‑ Average Price per Share
Outstanding at December 31, 2023	302,920	$7.76
Granted	1,639	$9.30
Outstanding at June 30, 2024	304,559	$7.77

7.    Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed similarly, except that weighted-average common shares are increased to reflect the potential dilution that would occur if in-the-money stock options were exercised or common shares were issued upon settlement of PSUs, DSUs or RSUs. The dilutive effects are calculated using the treasury stock method.

For the three and six months ended June 30, 2024, weighted average outstanding in-the-money stock options, PSUs, RSUs and DSUs are included in dilutive earnings per common share calculation. For the three and six months ended June 30, 2023, the Company experienced a net loss; therefore, all stock awards have been excluded from the diluted earnings per share calculation as they were anti-dilutive.

A reconciliation of basic and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) and comprehensive income (loss)	$9,156	$(3,593)	$11,688	$(2,758)

Weighted average shares:
Basic	69,217,512	69,162,223	69,199,280	69,162,223
Effect of dilutive stock options	975,510	—	723,431	—
Effect of dilutive PSUs	42,169	—	42,169	—
Effect of dilutive RSUs	557,333	—	524,785	—
Effect of dilutive DSUs	303,837	—	303,378	—
Diluted	71,096,361	69,162,223	70,793,043	69,162,223

Net income (loss) per share:
Basic and Diluted	$0.13	$(0.05)	$0.17	$(0.04)

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

Legal

On February 22, 2022, a purported Company stockholder filed a putative class action lawsuit in the United States District Court for the District of Colorado (the "District Court") against the Company, certain of our former officers, and several directors (the "U.S. Class Action"). An amended complaint was filed on August 15, 2022. The amended complaint, allegedly brought on behalf of certain purchasers of the Company’s common stock and certain traders of call and put options on the Company’s common stock from December 9, 2020 through January 25, 2022, seeks, among other things, damages, costs, and expenses, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as well as Sections 11 and 15 of the Securities Act of 1933. The amended complaint alleges that certain individual defendants and the Company, pursuant to the control and authority of the individual defendants, made false and misleading statements and/or omitted certain material information regarding the mineral resources and reserves at the Cerro Los Gatos mine. The Company and all defendants filed a motion to dismiss this action on October 14, 2022. That motion was fully briefed as of December 23, 2022. On April 26, 2023, following a joint motion, the District Court postponed its ruling on the defendants’ motion to dismiss until on or after June 16, 2023.

On June 13, 2023, the Company entered into an agreement in principle to settle the U.S. Class Action. Subject to certain conditions, including class certification by the District Court, the execution of a definitive stipulation of settlement and approval of the settlement by the District Court, the settling parties agreed to resolve the U.S. Class Action for an aggregate payment by the Company and its insurers of $21,000 to a settlement fund. On June 16, 2023, the parties filed a joint status report requesting that the District Court grant a temporary stay of all proceedings in the case pending submission of proposed settlement documentation on or before July 13, 2023. On July 13, 2023, the plaintiffs filed an unopposed motion for an order preliminarily approving a stipulation of settlement agreed by the parties and providing for class notice which will provide for (i) preliminary approval of the settlement; (ii) approval of the form and manner of giving notice of the settlement to the settlement class; and (iii) a hearing date and time to consider final and approval of the settlement and related matters (the “Preliminary Order”). On September 12, 2023, the plaintiffs filed an unopposed motion to amend the Preliminary Order to reflect certain changes to the form of release proposed to be executed by the plaintiffs.

The District Court issued its Preliminary Order on February 29, 2024, approving the proposed settlement. Consistent with the stipulation of settlement requiring that a settlement account be funded within 30 days of the Preliminary Order, the Company and its insurers have fully funded that account, with $1,403 funded by the Company and $19,597 funded by the Company’s insurers. The final fairness hearing with the District Court was held on May 29, 2024. The final settlement remains subject to final court approval, and as a result, there can be no assurance that the U.S. Class Action will be resolved pursuant to the terms of the settlement agreement.

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

On January 26, 2024, counsel for the Company and counsel for the Plaintiff executed a term sheet wherein any claims against the Company and the named individuals would be settled for a payment by the Company of $3,000. Such counsel subsequently agreed to and executed a definitive settlement agreement. On April 16, 2024, the Ontario Superior Court approved the settlement on a preliminary basis. Consistent with the terms of the settlement requiring that an escrow account be funded within 30 days of preliminary court approval, the Company and its insurers have fully funded an escrow account, with $2,597 funded by the Company and $403 funded by the Company’s insurers. The final fairness hearing with the Ontario Superior Court was held on June 28, 2024, and the Ontario Superior Court issued orders approving the settlement.

The Company has made disclosures to the U.S. Department of Justice (the "DOJ") and the SEC regarding its January 25, 2022 press release and issues related to CLG’s mineral reserves and mineral resources at the time. The Company has been cooperating with those agencies’ investigations. The Company was advised on July 15, 2024, that the DOJ has closed its investigation in relation to the Company. The Company understands that the SEC's investigation has not been completed and cannot reasonably predict any outcome.

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

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration expense	$44	$—	$44	$—	$—	$—
General and administrative expense	273	7,599	7,872	14	6,113	6,127
Amortization expense	3	—	3	7	27	34
Equity income in affiliates	(14,526)	—	(14,526)	(1,474)	—	(1,474)
Interest expense	—	—	—	—	183	183
Interest income	—	(1,117)	(1,117)	—	(126)	(126)
Other income	(69)	(1,492)	(1,561)	(62)	(1,089)	(1,151)
Income tax expense	—	129	129	—	—	—
Total assets	75,432	314,602	390,034	143,012	238,284	381,296

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration expense	$75	$—	$75	$26		$26
General and administrative expense	447	14,388	14,835	238	11,425	11,663
Amortization expense	7	—	7	7	64	71
Equity income in affiliates	(21,814)	—	(21,814)	(6,485)	—	(6,485)
Interest expense	—	—	—	—	347	347
Interest income	—	(1,884)	(1,884)	—	(287)	(287)
Other income	(61)	(3,018)	(3,079)	(76)	(2,501)	(2,577)
Income tax expense	—	172	172	—	—	—
Total assets	75,432	314,602	390,034	$143,012	$238,284	381,296

11.    Investment in Affiliates

Equity income in affiliates represents the Company's ownership share of the LGJV Entities' results, including the effect of the priority distribution payment and amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference of $1,090 at June 30, 2024 ($699 at December 31, 2023) is being amortized as the LGJV Entities' proven and probable reserves are processed.

The table below presents a reconciliation of the Investment in Affiliates at June 30, 2024:

Balance at December 31, 2023		$321,914
LGJV net income and comprehensive income (70%)	21,461
Basis amortization	(85)
Impact of the priority distribution payment	438
Equity income in affiliates		21,814
Distributions from the LGJV		(38,500)
Balance at June 30, 2024		$305,228

The table below presents equity income in affiliates recognized in the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity income in affiliates	$14,526	$1,474	$21,814	$6,485

The table below shows the distributions made to the partners by the LGJV and the Company's share of the distributions made during 2024:

	LGJV	Company's Share
February 15, 2024	$30,000	$21,000
April 22, 2024	25,000	17,500
Total	$55,000	$38,500

Subsequently, on July 29, 2024, the LGJV made a $40,000 capital distribution to the LGJV partners, of which the Company’s share was $28,000.

The LGJV combined balance sheets as of June 30, 2024, and December 31, 2023, the combined statements of income for the three and six months ended June 30, 2024 and 2023, and the statement of cash flows for the six months ended June 30, 2024 and 2023, are as follows:

LOS GATOS JOINT VENTURE
COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$45,523	$34,303
Receivables	12,559	12,634
Inventories	15,782	16,397
VAT receivable	12,781	12,610
Income tax receivable	13,580	20,185
Other current assets	2,652	1,253
Total current assets	102,877	97,382
Non-Current Assets
Mine development, net	231,138	234,980
Property, plant and equipment, net	161,171	171,965
Deferred tax assets	2,783	9,568
Total non-current assets	395,092	416,513
Total Assets	$497,969	$513,895
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$47,293	$38,704
Related party payable	192	560
Total current liabilities	47,485	39,264
Non-Current Liabilities
Lease liability	172	208
Asset retirement obligation	12,027	11,593
Deferred tax liabilities	3,681	3,885
Total non-current liabilities	15,880	15,686
Owners’ Capital
Capital contributions	400,638	455,638
Paid-in capital	18,186	18,186
Retained earnings (accumulated deficit)	15,780	(14,879)
Total owners’ capital	434,604	458,945
Total Liabilities and Owners’ Capital	$497,969	$513,895

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended, June 30,		Six Months Ended, June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$94,198	$58,259	$166,416	$128,124
Expenses
Cost of sales	31,956	25,821	62,727	51,809
Royalties and duties	713	308	1,043	726
Exploration	1,601	657	2,972	1,120
General and administrative	4,089	4,402	8,374	8,338
Depreciation, depletion and amortization	20,821	22,027	41,077	42,846
Total expenses	59,180	53,215	116,193	104,839
Other expense (income)
Accretion expense	218	296	435	593
Interest expense	554	15	749	141
Interest income	(270)	(555)	(543)	(555)
Other expense	653	43	648	31
Foreign exchange loss (gain)	832	(242)	956	(1,070)
	1,987	(443)	2,245	(860)

Income before taxes	33,031	5,487	47,978	24,145
Income tax expense	12,544	4,741	17,319	10,698
Net income and comprehensive income	$20,487	$746	$30,659	$13,447

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income and comprehensive income	$30,659	$13,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	41,077	42,846
Accretion	435	593
Deferred taxes	6,691	5,453
Unrealized loss (gain) on foreign currency rate change	1,016	(55)
Other	—	(7)

Changes in operating assets and liabilities:
VAT receivable	(442)	5,828
Receivables	75	20,910
Inventories	178	(400)
Other current assets	(1,404)	(1,281)
Income tax receivable	4,912	(2,459)
Accounts payable and other accrued liabilities	8,978	(10,884)
Payables to related parties	(367)	374
Net cash provided by operating activities	91,808	74,365

Cash flows from investing activities:
Mine development	(21,071)	(18,597)
Purchase of property, plant and equipment	(4,486)	(8,718)
Materials and supplies inventory	—	1,323
Net cash used by investing activities	(25,557)	(25,992)

Cash flows from financing activities:
Equipment loan and lease payments	(31)	(503)
Capital distributions	(55,000)	—
Net cash used by financing activities	(55,031)	(503)

Net Increase in cash and cash equivalents	11,220	47,870
Cash and cash equivalents, beginning of period	34,303	34,936
Cash and cash equivalents, end of period	$45,523	$82,806
Interest paid	$419	$132
Interest earned	$543	$555

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company’s condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“the SEC”) on February 20, 2024, and the amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 6, 2024 (as amended, the “2023 10-K”). References to the “Company," “Gatos Silver,” “we,” “us,” “our” and other similar words refer to Gatos Silver, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

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

Second Quarter and First Half 2024 Highlights

Gatos Silver

Second Quarter 2024

•Cash flow provided by operating activities and free cash flow1 totaled $11.8 million for the three months ended June 30, 2024, compared to net cash flow used by operating activities and free cash outflow1 of $3.8 million in the same period in 2023.
•Net income and comprehensive income of $9.2 million for the three months ended June 30, 2024, compared to a $3.6 million net loss in the same period of the prior year due to significantly higher equity income in affiliates and interest income in the current period.
•Earnings before interest, tax, depreciation and amortization (“EBITDA”)1 were $8.2 million in the three months ended June 30, 2024, compared to a $3.5 million loss in the same period in 2023.
First Half 2024

•Cash flow provided by operating activities and free cash flow1 totaled $26.9 million for the six months ended June 30, 2024 compared to net cash flow used by operating activities and free cash flow1 of $7.9 million in the same period in 2023.
•Net income and comprehensive income of $11.7 million for the six months ended June 30, 2024, compared to a net loss of $2.8 million in the same period in 2023.
•EBITDA1 for the six months ended June 30, 2024, was $10.0 million, compared to a $2.6 million loss in the same period in 2023.
•Cash and cash equivalents at June 30, 2024, were $82.5 million, compared to $55.5 million at December 31, 2023, and the Company had $50.0 million available for withdrawal from its revolving credit facility (the "Credit Facility").
•Cash and cash equivalents at July 31, 2024, were $108.9 million after receipt of a capital distribution of $28.0 million from the Los Gatos Joint Venture ("LGJV") on July 29, 2024.

1 "See Non-GAAP Financial Measures" below

LGJV (100% basis)

Operational highlights

Second Quarter 2024

•CLG produced 2.30 million ounces of silver, 12.0 million pounds of lead and 19.1 million pounds of zinc for the three months ended June 30, 2024, compared to 2.0 million ounces of silver, 9.7 million pounds of lead and 14.8 million pounds of zinc for the three months ended June 30, 2023.
•The processing plant processed 294,869 tonnes, compared to 265,342 tonnes in the second quarter of 2023. CLG had record process plant throughput rates, averaging 3,240 tonnes per day ("tpd"), an 11% increase from 2,916 tpd for the three months ended June 30, 2023.
•Exploration and definition drilling in the South-East deeps zone of CLG continued in the second quarter of 2024, with the focus on mine life extension. Drilling results during the quarter continued to successfully demonstrate the extension of mineralization beyond what will form the base of the 2024 mineral reserve and resource update, continuing to highlight the additional potential of the system.
•Exploration work in the LGD ramped up during the quarter, with drilling continuing at the Portigueño target, drilling initiated at both the San Luis and the CLG Central Deeps targets, and field mapping and rock geochemistry sampling continuing in the Lince, San Agustin, and La Paula districts. Initial drilling results from the San Luis target, in particular, showed promising mineralized intersections.

First Half 2024

•CLG produced 4.67 million ounces of silver, 22.2 million pounds of lead and 34.9 million pounds of zinc for the six months ended June 30, 2024, compared to 4.43 million ounces of silver, 19.1 million pounds of lead and 28.9 million pounds of zinc for the six months ended June 30, 2023.
•The processing plant processed 586,983 tonnes, compared to 525,770 tonnes for the six months ended June 30, 2023. CLG had record process plant throughput rates, averaging 3,225 tpd, an 11% increase from 2,905 tpd for the six months ended June 30, 2023.

Financial highlights

Second Quarter 2024

•Revenue of $94.2 million for the three months ended June 30, 2024, increased by 62% compared to the three months ended June 30, 2023.
•Cost of sales totaled $32.0 million for the three months ended June 30, 2024, an increase of 24% compared to the same period in 2023.
•For the three months ended June 30, 2024, co-product all-in-sustaining1 cost per ounce of payable silver equivalent and by-product all-in-sustaining cost1 per ounce of payable silver decreased to $15.26 and $6.57, respectively, compared to $17.55 and $14.32 for the three months ended June 30, 2023, respectively.
•Net income and comprehensive income totaled $20.5 million for the three months ended June 30, 2024, compared to $0.7 million in the same period in 2023.
•EBITDA1 for the three months ended June 30, 2024, was $54.1 million, compared to $27.0 million in the same period in 2023.
•Cash flow provided by operating activities was $54.5 million and $34.3 million for the three months ended June 30, 2024 and 2023, respectively.
◦The LGJV’s free cash flow1 for the three months ended June 30, 2024, was $40.8 million, compared to $19.7 million in the comparable period in 2023.
◦Cash and cash equivalents at June 30, 2024, were $45.5 million, compared to $34.3 million at December 31, 2023.
◦Cash and cash equivalents at July 31, 2024, were $24.4 million after making a capital distribution of $40.0 million to the LGJV on July 29, 2024.

First Half 2024

•Revenue of $166.4 million increased by 30% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
•Cost of sales of $62.7 million increased by 21% for the six months ended June 30, 2024, compared to the same period in 2023.

•For the six months ended June 30, 2024, co-product all-in sustaining cost1 per ounce of payable silver equivalent and by-product all-in sustaining cost1 per ounce of payable silver increased to $14.73 and $8.42, respectively, compared to $14.94 and $9.80 for the six months ended June 30, 2023, respectively.
•Net income and comprehensive income of $30.7 million in the six months ended June 30, 2024, increased from $13.4 million in the same period in 2023.
•EBITDA1 for the six months ended June 30, 2024, was $89.3 million, compared to $66.6 million in the same period 2023.
•Cash flow provided by operating activities was $91.8 million and $74.4 million for the six months ended June 30, 2024 and 2023, respectively.
•Free cash flow1 for the six months ended June 30, 2024, was $66.3 million, compared to $48.4 million in the comparable period in 2023.

1 See “Non-GAAP Financial Measures” below.

Results of Operations

Results of operations - Gatos Silver

The following table presents certain select financial information of Gatos Silver for the three and six months ended June 30, 2024 and 2023. In accordance with generally accepted accounting principles in the United States (‘‘U.S. GAAP’’), these financial results represent the consolidated results of operations of our Company and its subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands expect per share data)	2024	2023	2024	2023
Expenses
Exploration	$44	$—	$75	$26
General and administrative	7,872	6,127	14,835	11,663
Amortization	3	34	7	71
Total expenses	7,919	6,161	14,917	11,760
Other income
Equity income in affiliates	14,526	1,474	21,814	6,485
Interest expense	—	(183)	—	(347)
Interest income	1,117	126	1,884	287
Other income	1,561	1,151	3,079	2,577
Net other income	17,204	2,568	26,777	9,002
Income (loss) before taxes	9,285	(3,593)	11,860	(2,758)
Income tax expense	129	—	172	—
Net income (loss) and comprehensive income (loss)	$9,156	$(3,593)	$11,688	$(2,758)
Net income (loss) and comprehensive income (loss) per share (basic and diluted)	$0.13	$(0.05)	$0.17	$(0.04)
EBITDA[1]	$8,171	$(3,502)	9,983	(2,627)
Net cash provided (used) by operating activities	$11,799	$(3,762)	26,935	(7,865)
Free cash flow[1]	$11,799	$(3,762)	$26,935	$(7,865)

__________________________
1 See “Non-GAAP Financial Measures” below.

Gatos Silver

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

General and administrative expenses

The $1.7 million increase in general and administration expenses is primarily due to a $1.2 million increase in non-cash stock-based compensation expense, as a result of equity grants since September 2023, after an extended blackout period, and a $0.6 million increase in legal and consulting fees, which are not expected to be recurring beyond 2024. General and administrative expenses, net of non-cash stock-based compensation expense of $1.6 million for the three months ended June 30, 2024, was $6.3 million, compared to $5.7 million, net of $0.5 million of non-cash stock-based compensation expense in the prior period.

Equity income in affiliates

The increase in equity income resulted primarily from the LGJV reporting net income of $20.5 million for the three months ended June 30, 2024, compared to $0.7 million for the three months ended June 30, 2023. See “Results of operations LGJV” below.

Interest income

The $1.0 million increase in interest income is attributed to higher cash balances during the period and higher interest rates on cash deposits.

Other income

Other income increased $0.4 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, of which $0.3 million was due to increased LGJV management fees effective October 2023, and $0.1 million due to foreign exchange gains.

Net income (loss) and comprehensive income (loss)

For the three months ended June 30, 2024, the Company recorded net income and comprehensive income of $9.2 million, or $0.13 per share, compared to net loss and comprehensive loss of $3.6 million, or $0.05 loss per share, for the three months ended June 30, 2023. The increase is mainly due to the increase in equity income in affiliates and interest income, partly offset by an increase in general and administrative expenses.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

General and administrative expenses

The $3.2 million increase in general and administrative expenses is primarily due to $2.3 million of non-cash stock-based compensation expense as a result of equity grants issued since September 2023, after an extended blackout period, and a $0.9 million increase in consulting and legal fees, which are not expected to be recurring beyond 2024. General and administrative expenses, net of non-cash stock-based compensation expense of $3.3 million for the six months ended June 30, 2024, was $11.5 million, compared to $10.5 million, net of $1.2 million of non-cash stock-based compensation expense in the prior period.

Equity income in affiliates

The $15.3 million increase in equity income is due to the increase in LGJV net income. The LGJV reported net income of $30.7 million for the six months ended June 30, 2024, compared to $13.4 million for the six months ended June 30, 2023. See “Results of operations LGJV” below.

Interest income

The $1.6 million increase in interest income is attributed to higher cash balances during the period and higher interest rates on cash deposits.

Other income

For the six months ended June 30, 2024 and 2023, other income consists primarily of $3.0 million and $2.5 million, respectively, in management fees the Company received from the LGJV, which increased by $1.0 million annually effective October 2023.

Net income (loss) and comprehensive income (loss)

For the six months ended June 30, 2024, the Company recorded net income and comprehensive income of $11.7 million, or $0.17 per share, compared to a net loss and comprehensive loss of $2.8 million, or $0.04 loss per share, for the six months ended June 30, 2023, mainly due to the increase in equity income in affiliates, partly offset by an increase in general and administrative expenses.

Results of operations - LGJV

The following table presents operational information and select financial information of the LGJV for the three and six months ended June 30, 2024 and 2023. The financial and operational information of the LGJV and CLG is shown on a 100% basis. As of June 30, 2024 and 2023, our ownership of the LGJV was 70%.

Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$94,198	$58,259	$166,416	$128,124
Cost of sales	31,956	25,821	62,727	51,809
Royalties and duties	713	308	1,043	726
Exploration	1,601	657	2,972	1,120
General and administrative	4,089	4,402	8,374	8,338
Depreciation, depletion and amortization	20,821	22,027	41,077	42,846
Other expense (income)	1,987	(443)	2,245	(860)
Income tax expense	12,544	4,741	17,319	10,698
Net income and comprehensive income	$20,487	$746	$30,659	$13,447
EBITDA[1]	$54,136	$26,974	89,261	66,577
Net cash provided by operating activities	$54,483	$34,321	91,808	74,365
Free cash flow[1]	$40,754	$19,695	66,251	48,373
Sustaining capital[1]	$11,357	$13,100	20,301	20,742
Resource development drilling expenditures[1]	$1,885	$4,041	$5,107	$7,047
_________________________________
1 See “Non-GAAP Financial Measures” below.

Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except where otherwise stated)	2024	2023	2024	2023
Tonnes milled (dry metric tonnes, "dmt")	294,869	265,342	586,983	525,770
Tonnes milled per day (dmt)	3,240	2,916	3,225	2,905
Average Grades
Silver grade (g/t)	273	265	279	296
Zinc grade (%)	4.55	4.00	4.27	3.96
Lead grade (%)	2.06	1.85	1.92	1.86
Gold grade (g/t)	0.29	0.26	0.29	0.28
Contained Metal
Silver ounces (millions)	2.30	2.00	4.67	4.43
Zinc pounds - in zinc conc. (millions)	19.1	14.8	34.9	28.9
Lead pounds - in lead conc. (millions)	12.0	9.7	22.2	19.1
Gold ounces - in lead conc. (thousands)	1.36	1.20	2.75	2.58
Recoveries[1]
Silver - in both lead and zinc concentrates	88.9%	88.6%	88.9%	88.4%
Zinc - in zinc concentrate	64.6%	63.5%	63.1%	62.8%
Lead - in lead concentrate	89.5%	89.1%	89.4%	88.9%
Gold - in gold concentrate	48.8%	53.9%	50.4%	54.7%
Average realized price per silver ounce[2]	$29.00	$24.11	$25.80	$25.48
Average realized price per zinc pound[2]	$1.53	$0.99	$1.32	$1.21
Average realized price per lead pound[2]	$0.96	$0.92	$0.91	$0.99
Average realized price per gold ounce[2]	$2,200	$1,817	$2,057	$1,801
Co-product cash cost per ounce of payable silver equivalent[3]	$11.83	$12.72	$11.70	$11.49
By-product cash cost per ounce of payable silver[3]	$0.96	$7.10	$3.66	$4.66
Co-product AISC per ounce of payable silver equivalent[3]	$15.26	$17.55	$14.73	$14.94
By-product AISC per ounce of payable silver[3]	$6.57	$14.32	$8.42	$9.80
_________________________________
1 Recoveries are reported for payable metals in the identified concentrate.
2 Realized prices include the impact of final settlement adjustments from sales.
3 See “Non-GAAP Financial Measures” below.

The table below provides a breakdown of the LGJV’s concentrate sales including volumes of payable metal and realized sales prices for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales volumes by payable metal
Silver ounces (millions)	2.03	1.81	4.27	4.03
Zinc pounds - in zinc conc. (millions)	15.9	11.7	29.6	23.7
Lead pounds - in lead conc. (millions)	11.0	9.0	21.0	17.9
Gold ounces - in lead conc. (thousands)	0.97	0.93	2.15	2.06
Copper pounds - in lead conc. (millions)	0.03	—	0.10	—
Average realized price by payable metal
Average realized price per silver ounce[1]	$29.00	$24.11	$25.80	$25.48
Average realized price per zinc pound[1]	$1.53	$0.99	$1.32	$1.21
Average realized price per lead pound[1]	$0.96	$0.92	$0.91	$0.99
Average realized price per gold ounce[1]	$2,200	$1,817	$2,057	$1,801
Average realized price per copper pound[1]	$3.74	$—	$3.83	$—
Revenue by payable metal (In thousands)
Silver	$58,726	$43,737	$110,105	$102,780
Zinc	$24,357	$11,642	$38,923	$28,826
Lead	$10,542	$8,239	$19,085	$17,633
Gold	$2,123	$1,693	$4,417	$3,702
Copper	$121	$—	$393	$—
Subtotal	$95,869	$65,311	$172,923	$152,941
Treatment and refining charges	$(2,339)	$(3,917)	$(6,296)	$(8,072)
Subtotal	$93,530	$61,394	$166,627	$144,869
Provisional revenue adjustment	$668	$(3,135)	$(211)	$(16,745)
Total revenue	$94,198	$58,259	$166,416	$128,124
______________________________
1 Realized prices include the impact of final settlement adjustments from sales

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

Revenue

The LGJV’s concentrate sales for the three months ended June 30, 2024 and 2023, are summarized below:

	Three Months Ended June 30,
(in thousands)	2024	2023
Lead concentrate revenue	$64,808	$49,966
Zinc concentrate revenue	31,061	15,345
Treatment and refining charges	(2,339)	(3,917)
Subtotal	93,530	61,394
Provisional revenue adjustments	668	(3,135)
Total Revenue	$94,198	$58,259

Revenue increased by 62% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in revenue is primarily due to increases in sales volumes of silver, zinc, lead and gold of 12%, 35%, 23% and 4%, respectively, and increases in the average realized prices of silver, zinc, lead and gold of 20%, 55%, 4% and 21%, respectively. Treatment and refining charges decreased by 40.3% due to lower treatment and refining rates. Provisional revenue adjustments account for commodity price fluctuations in concentrate sales that are still subject to final settlement.

Cost of sales

Cost of sales increased by 24% primarily due to a 29% increase in the tonnage of concentrates sold and associated higher mining and processing costs as a result of 11% higher mill throughput. Cost of sales was further impacted by the operating costs of the fluorine leaching plant commissioned in July 2023, and the strengthening of the Mexican peso against the U.S. dollar. Co-product cash cost1 per ounce of payable silver equivalent decreased to $11.83 due to higher payable silver, zinc and lead volumes, partly offset by higher cash costs. By-product cash cost1 per ounce of payable silver decreased to $0.96 due to higher payable silver volumes and significantly higher contribution from by-product that almost fully offset the higher cash costs.

Royalties and duties expense

Royalties and duties expense increased by $0.4 million for the three months ended June 30, 2024, compared to the same period in 2023 due to increased concentrate sales and mining duties during the current year period.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2024, were $0.3 million lower as compared to the three months ended June 30, 2023, primarily due to $0.6 million reduction in audit and consulting fees, offset by $0.3 million increase in management fees in the current period.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense decreased by approximately 5% primarily due to the increase in mineral reserves and the extension of life of mine in July 2023. The reduced depreciation was partly offset by depreciation on the fluorine leaching plant commissioned in July 2023.

Exploration

Exploration expense for the three months ended June 30, 2024, was $0.9 million higher as compared to the three months ended June 30, 2023, primarily due to increased greenfields exploration. The second quarter also highlighted the shift in prioritization to explore the broader LGD, as drilling continued in Portigueño and commenced on both the Central Deeps and San Luis targets, coupled with detailed mapping and rock geochemistry sampling work in other areas.
________________________________
1 See “Non-GAAP Financial Measures” below.

Other expense (income)

Other expense was $2.0 million for the three months ended June 30, 2024, compared to other income of $0.4 million for the three months ended June 30, 2023. The total change of $2.4 million is due to a $0.8 million loss on foreign exchange incurred for the three months ended June 30, 2024, compared to a foreign exchange gain of $0.2 million in the same period in 2023, a $1.0 million positive adjustment on VAT receivable balances, and a $0.3 million decrease in interest income in the second quarter 2024, compared to the same period of 2023.

Income tax expense

Income tax expense of $12.5 million was recorded for the three months ended June 30, 2024, compared to income tax expense of $4.7 million for the three months ended June 30, 2023. The 165% increase in income tax expense was primarily due to higher taxable income for the three months ended June 30, 2024.

Net income and comprehensive income

For the three months ended June 30, 2024, the LGJV had net income and comprehensive income of $20.5 million compared to $0.7 million for the three months ended June 30, 2023. The increase in net income and comprehensive income was primarily due to an increase in revenue and, to a lesser extent, the decrease in depreciation, depletion and amortization expense, partly offset by higher cost of sales, royalties and duties, exploration expense, income tax expense and other expenses for the three months ended June 30, 2024, compared to the same period of 2023.

Sustaining capital

For the three months ended June 30, 2024, sustaining capital expenditures primarily consisted of $6.3 million of mine development and $5.1 million of infrastructure and equipment, including $1.7 million for the overhaul of mining equipment. During the three months ended June 30, 2023, sustaining capital expenditures primarily consisted of $5.9 million of mine development and $7.2 million of infrastructure and equipment including construction of the fluorine leach plant.

Resource development drilling expenditures

For the three months ended June 30, 2024 and June 30, 2023 resource development drilling expenditures primarily related to resource expansion drilling of the South-East Deeps zone at CLG. The decrease in resource development drilling expenditures in the three months ended June 30, 2024, is primarily due to less infill drilling, compared to the same period in 2023.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

Revenue

The LGJV’s concentrate sales for the six months ended June 30, 2024 and 2023, are summarized below, in thousands:

	Six Months Ended June 30,
(in thousands)	2024	2023
Lead concentrate revenue	$122,402	$114,944
Zinc concentrate revenue	50,521	37,997
Treatment and refining charges	(6,296)	(8,072)
Subtotal	166,627	144,869
Provisional revenue adjustments	(211)	(16,745)
Total Revenue	$166,416	$128,124

Total revenue increased by 30% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily as a result of increases in metal prices and an increase in payable metals sold. Sales volumes of payable silver, zinc, lead and gold increased by 6%, 25%, 17% and 4%, respectively. The average realized prices of silver, zinc and gold increased by 1%, 9% and 14%, respectively, and the average realized lead price decreased by 8%. Treatment and refining charges decreased by 22% due to lower treatment and refining rates and provision revenue adjustment decreased by 99% due to an increase in future metal prices. Provisional revenue adjustments account for commodity price fluctuations in concentrate sales that are still subject to final settlement.

Cost of sales

Cost of sales increased by 21% primarily due to a 23% increase in the tonnage of the concentrate sold and the associated higher mining and processing costs as a result of an 11% increase in mill throughput. Cost of sales was further impacted by the operating costs of the fluorine leaching plant commissioned in July 2023, and the strengthening of the Mexican peso against the U.S. dollar. Co-product cash cost1 per ounce of payable silver equivalent increased slightly to $11.70 due to higher cash costs that were partially offset by higher payable silver, zinc and lead volumes. By-product cash cost1 per ounce of payable silver decreased to $3.66 as higher cash costs were more than offset by a higher contribution from by-products and higher payable silver volumes.

Royalties and duties expense

Royalties and duties expense increased by $0.3 million for the six months ended June 30, 2024, due to increased concentrate sales and mining duties in 2024.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2024 are consistent with the same period in 2023.

Depreciation, depletion and amortization expense

Depreciation, depletion, and amortization expense decreased by 4% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to the increase in mineral reserves and the extension of the life of the mine in July 2023, partly offset by the additional depreciation charges relating to the fluorine leaching plant, which was commissioned in July 2023.

Exploration expense

Exploration expense for the six months ended June 30, 2024, was $1.9 million higher as compared to the six months ended June 30, 2023, primarily due to increased greenfields exploration.

Other expense (income)

Other expense was $2.2 million for the six months ended June 30, 2024, compared to other income of $0.9 million for the six months ended June 30, 2023. The change is primarily due to a $1.0 million loss on foreign exchange incurred for the six months ended June 30, 2024, due to the strengthening of the Mexican peso, compared to a foreign exchange gain of $1.1 million in the same period in 2023, as well as a $1.0 million positive adjustment on VAT receivable balances during the six months ended June 30, 2024.

Income tax expense

Income tax expense of $17.3 million was recorded for the six months ended June 30, 2024, compared to income tax expense of $10.7 million for the six months ended June 30, 2023. The 62% increase in income tax expense was primarily due to higher taxable income for the six months ended June 30, 2024.

Net income and comprehensive income

For the six months ended June 30, 2024, the LGJV had net income and comprehensive income of $30.7 million compared to $13.4 million for the six months ended June 30, 2023. The increase in net income and comprehensive income was primarily due to an increase in revenue and a decrease in depreciation, depletion and amortization expense, partly offset by higher cost of sales, royalties and duties, exploration, income tax expense and other expense for the six months ended June 30, 2024, compared to other income in the same period of 2023.

Sustaining capital

For the six months ended June 30, 2024, sustaining capital expenditures primarily consisted of $12.7 million of mine development and $7.6 million of infrastructure and equipment including $3.3 million for the overhaul of mining equipment. During the six months ended June 30, 2023, sustaining capital expenditures primarily consisted of $11.2 million of mine development, and $9.5 million of infrastructure and equipment including construction of the fluorine leach plant.

Resource development drilling expenditures

For the six months ended June 30, 2024 and 2023, resource development drilling expenditures primarily related to resource expansion drilling of the South-East Deeps zone at CLG. The decrease of $1.9 million is primarily due to the shift from resource development drilling to greenfields exploration.

Cash Flows

Gatos Silver

The following table presents summarized information relating to the Company’s cash flows for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided (used) by
Operating activities	$26,935	$(7,865)
Investing activities	—	—
Financing activities	57	—
Total change in cash	$26,992	$(7,865)
Cash and cash equivalents, beginning of period	$55,484	$17,004
Cash and cash equivalents, end of period	$82,476	$9,139

Cash and cash equivalents at June 30, 2024, increased to $82.5 million from $55.5 million at December 31, 2023.

For the six months ended June 30, 2024, cash provided by operating activities was $26.9 million, compared to $7.9 million used by operating activities for the six months ended June 30, 2023, primarily due to the $38.5 million of capital distributions received from the LGJV, partly offset by higher general and administrative expenses.

Free cash flow1 for the six months ended June 30, 2024 increased to $26.9 million from an outflow of $7.9 million for the six months ended June 30, 2023, primarily due to the receipt of capital distributions from LGJV, partly offset by higher general and administrative expenses.

LGJV

The following table presents summarized information relating to the LGJV’s cash flows for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided (used) by
Operating activities	$91,808	$74,365
Investing activities	(25,557)	(25,992)
Financing activities	(55,031)	(503)
Total change in cash	$11,220	$47,870
Cash and cash equivalents, beginning of period	$34,303	$34,936
Cash and cash equivalents, end of period	$45,523	$82,806

The LGJV cash and cash equivalents at June 30, 2024, increased to $45.5 million, from $34.3 million at December 31, 2023.

Cash provided by operating activities was $91.8 million and $74.4 million for the six months ended June 30, 2024 and 2023, respectively. The $17.4 million increase in cash provided by operating activities was primarily due to the increase in revenues, partly
1 See "Non-GAAP Financial Measures" below

offset by increases in cost of sales, royalties and duties and exploration for the six months ended June 30, 2024, compared to the prior year period.

Cash used by investing activities was $25.6 million and $26.0 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, $4.5 million was incurred on property, plant and equipment expenditures and $21.1 million on mine development expenditures, of which $5.1 million was associated with capitalized development drilling. During the six months ended June 30 2023, $8.7 million was incurred on property, plant and equipment expenditures, $18.6 million on mine development expenditures, of which $7.0 million was associated with capitalized development drilling, offset by $1.3 million of a cash inflow from materials and supplies inventory.

Free cash flow1 for the six months ended June 30, 2024, was $66.3 million, compared to $48.4 million in the same period in 2023 primarily due to higher cash flow provided by operating activities and a slight decrease in capital expenditures for the six months ended June 30, 2024.

Cash used by financing activities was $55.0 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. The increase in cash used by financing activities was due to $55.0 million of capital distribution made to the LGJV partners during the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2024, and December 31, 2023, the Company had cash and cash equivalents of $82.5 million and $55.5 million, respectively. The increase in cash and cash equivalents of $27.0 million was primarily due to capital distributions of $38.5 million received from the LGJV, partly offset by general and administrative expenses.

The Company manages liquidity risk through its capital structure and the Credit Facility. At June 30, 2024, the Company's borrowing capacity on the Credit Facility is $50.0 million with an accordion feature providing up to an additional $50.0 million, subject to certain conditions. We continue to remain compliant with covenants and do not currently anticipate any events or circumstances that would impact our ability to access funds available on the Credit Facility.

On July 31, 2024, the Company’s cash and cash equivalents were $108.9 million after receipt of a capital distribution of $28.0 million from the LGJV on July 29, 2024. The LGJV had cash and cash equivalents of $24.4 million on July 31, 2024, after the capital distribution of $40.0 million to its partners on July 29, 2024. Neither the Company nor the LGJV had any debt as of June 30, 2024. We believe the Company has sufficient cash and access to borrowings and other resources to carry out its business plans for the next 12 months and beyond.

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

Cash Costs and All-In Sustaining Costs

Cash costs and all-in sustaining costs (“AISC”) are non-GAAP measures. AISC was calculated based on guidance provided by the World Gold Council (“the WGC”). The WGC is not a regulatory industry organization and does not have the authority to develop accounting standards for disclosure requirements. Other mining companies may calculate AISC differently as a result of differences in underlying accounting principles and policies applied, as well as definitional differences of sustaining versus expansionary (i.e., non-sustaining) capital expenditures based upon each company’s internal policies. Current GAAP measures used in the mining industry, such as cost of sales, do not capture all of the expenditures incurred to discover, develop and sustain production. Therefore, we believe that cash costs and AISC are non-GAAP measures that provide additional information to management, investors and analysts that aid in the understanding of the economics of the Company’s operations and performance compared to other producers and provides investors visibility by better defining the total costs associated with production.

Cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, treatment and refining costs, general and administrative costs, royalties and duties and mining production taxes. AISC includes total production cash costs incurred at the LGJV’s mining operations plus sustaining capital expenditures. The Company believes this measure represents the total sustainable costs of producing silver from current operations and provides additional information of the LGJV’s operational performance and ability to generate cash flows. As the measure seeks to reflect the full cost of silver production from current operations, new project and expansionary capital at current operations are not included. Certain cash expenditures such as new project spending, tax payments, dividends, and financing costs are not included.

Reconciliation of expenses (GAAP) to non-GAAP measures (Cash Costs and All-In Sustaining Costs)

The table below presents a reconciliation between the most comparable GAAP measure of the LGJV’s expenses to the non-GAAP measures of (i) cash costs, (ii) cash costs, net of by-product credits, (iii) co-product AISC and (iv) by-product AISC for our operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except where otherwise stated)	2024	2023	2024	2023
Cost of sales	$31,956	$25,821	$62,727	$51,809
Royalties and duties	713	308	1,043	726
Exploration	1,601	657	2,972	1,120
General and administrative	4,089	4,402	8,374	8,338
Depreciation, depletion and amortization	20,821	22,027	41,077	42,846
Total expenses	$59,180	$53,215	$116,193	$104,839
Depreciation, depletion and amortization	(20,821)	(22,027)	(41,077)	(42,846)
Exploration[1]	(1,601)	(657)	(2,972)	(1,120)
Treatment and refining costs[2]	2,339	3,917	6,296	8,072
Cash costs (A)	$39,097	$34,448	$78,440	$68,945
Sustaining capital[5]	11,357	13,100	20,301	20,742
Co-product AISC (B)	$50,454	$47,548	$98,741	$89,687
By-product credits[3]	(37,144)	(21,574)	(62,818)	(50,161)
AISC, net of by-product credits (C)	$13,310	$25,974	$35,923	$39,526
Cash costs, net of by-product credits (D)	$1,953	$12,874	$15,622	$18,784

Payable ounces of silver equivalent[4] (E)	3,306	2,709	6,703	6,002
Co-product cash cost per ounce of payable silver equivalent (A/E)	$11.83	$12.72	$11.70	$11.49
Co-product AISC per ounce of payable silver equivalent (B/E)	$15.26	$17.55	$14.73	$14.94

Payable ounces of silver (F)	2,025	1,814	$4,268	$4,033
By-product cash cost per ounce of payable silver (D/F)	$0.96	$7.10	$3.66	$4.66
By-product AISC per ounce of payable silver (C/F)	$6.57	$14.32	$8.42	$9.80
_________________________________
1.Exploration costs are not related to current mining operations.
2.Represent reductions on customer invoices and are included in revenue of the LGJV combined statement of operations and comprehensive income.
3.By-product credits reflect realized metal prices of zinc, lead, gold and copper for the applicable period, which includes any final settlement adjustments from prior periods.
4.Silver equivalents utilize the average realized prices during the six months ended June 30, 2024, of $25.80/oz silver, $1.32/lb zinc, $0.91/lb lead, $2,057/oz gold and $3.83/lb copper and the average realized prices during the three months ended June 30, 2024, of $29.00/oz silver, $1.53/lb zinc, $0.96/lb lead and $2,200/oz gold and $3.74/lb copper. Silver equivalents utilize the average realized prices during the six months ended June 30, 2023, of $25.48/oz silver, $1.21/lb zinc, $0.99/lb lead and $1,801/oz gold and the average realized prices during the three months ended June 30, 2023, of $24.11/oz silver, $0.99/lb zinc, $0.92/lb lead and $1,817/oz gold. The average realized prices are determined based on revenue inclusive of final settlements.
5.Sustaining capital excludes resource development drilling costs related to resource development drilling of the South- East Deeps zone.

Sustaining capital and Resource development drilling

The following table provides a breakdown of cash flows used by investing activities of the LGJV:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cash flow used by investing activities	$13,729	$14,626	$25,557	$25,992

Sustaining capital	11,357	13,100	20,301	20,742
Resource development drilling	1,885	4,041	5,107	7,047
Materials & supplies	—	914	—	1,426
Change in capital-related accounts payable	487	(3,429)	149	(3,223)
Total	$13,729	$14,626	$25,557	$25,992

EBITDA

Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. EBITDA is defined as net income adjusted for interest expense, interest income, income tax expense and depreciation, depletion and amortization expense. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. EBITDA does not represent, and should not be considered an alternative to, net income (loss) or cash flow from operations as determined under GAAP. The table below reconciles the Company's EBITDA, a non-GAAP measure to the Company's net income (loss) and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss) and comprehensive income (loss)	$9,156	$(3,593)	$11,688	$(2,758)
Interest expense	—	183	—	347
Interest income	(1,117)	(126)	(1,884)	(287)
Income tax expense	129	—	172	—
Depreciation, depletion and amortization expense	3	34	7	71
EBITDA	$8,171	$(3,502)	$9,983	$(2,627)

EBITDA for the three and six months ended June 30, 2023, as previously reported, was not adjusted for interest income of $0.1 million and $0.3 million, respectively, as these amounts were not material for the purposes of calculating EBITDA.

The table below reconciles LGJV's EBITDA, a non-GAAP measure, to the its net income and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income and comprehensive income	$20,487	$746	$30,659	$13,447
Interest expense	554	15	749	141
Interest income	(270)	(555)	(543)	(555)
Income tax expense	12,544	4,741	17,319	10,698
Depreciation, depletion and amortization expense	20,821	22,027	41,077	42,846
EBITDA	$54,136	$26,974	$89,261	$66,577

EBITDA for the three and six month periods ended June 30, 2023, as previously reported, was not adjusted for interest income of $0.6 million and $0.6 million, respectively, as these amounts were not material for the purposes of calculating EBITDA.

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

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided (used) by operating activities, which the Company believes to be the GAAP financial measure most directly comparable to free cash flow.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net cash provided (used) by operating activities	$11,799	$(3,762)	$26,935	$(7,865)
Net cash used by investing activities	—	—	—	—
Free cash flow	$11,799	$(3,762)	$26,935	$(7,865)

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities for the LGJV.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$54,483	$34,321	$91,808	$74,365
Net cash used by investing activities	(13,729)	(14,626)	(25,557)	(25,992)
Free cash flow	$40,754	$19,695	$66,251	$48,373

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the material weaknesses in our internal control over financial reporting described in the 2023 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of Legal Proceedings see Note 9. Commitments, Contingencies and Guarantees in Part I, Item 1. of this Report, which is incorporated by reference herein.

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

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

GATOS SILVER, INC.
(Registrant)

August 6, 2024	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer

August 6, 2024	By:	/s/ André van Niekerk
André van Niekerk
Chief Financial Officer