Form 10-Q
period 2024-09-30
Gatos Silver, Inc.
filed 2024-11-12
CIK 1517006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

The Company has 700,000,000 shares of common stock, par value $0.001, authorized of which 69,376,647 were issued and outstanding as of November 12, 2024.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GATOS SILVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands of United States dollars, except share amounts)

	Notes	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents		$116,732	$55,484
Related party receivables	5	292	560
Other current assets	3	1,215	22,642
Total current assets		118,239	78,686
Non-Current Assets
Investment in affiliates	11	285,454	321,914
Deferred tax assets		222	266
Other non-current assets	3	348	38
Total Assets		$404,263	$400,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	4	$12,226	$33,357
Non-Current Liabilities
Lease liability		187	—
Stockholders’ Equity
Common Stock, $0.001 par value; 700,000,000 shares authorized; 69,352,645 and 69,181,047 shares outstanding as of September 30, 2024 and December 31, 2023, respectively		117	117
Paid-in capital		556,050	553,319
Accumulated deficit		(164,317)	(185,889)
Total stockholders’ equity		391,850	367,547
Total Liabilities and Stockholders' Equity		$404,263	$400,904

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

(In thousands of United States dollars, except share amounts)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2024	2023	2024	2023
Expenses
Exploration		$144	$—	$219	$26
General and administrative		10,435	7,494	25,270	19,157
Amortization		4	3	11	74
Total expenses		10,583	7,497	25,500	19,257
Other income (expense)
Equity income in affiliates	11	18,171	9,437	39,985	15,922
Interest expense		—	(332)	—	(679)
Interest income		1,322	389	3,206	676
Other income	5	1,503	1,291	4,582	3,868
Other income		20,996	10,785	47,773	19,787
Income before taxes		10,413	3,288	22,273	530
Income tax expense		529	—	701	—
Net income and comprehensive income		$9,884	$3,288	$21,572	$530
Net income per share:	7
Basic		$0.14	$0.05	$0.31	$0.01
Diluted		$0.14	$0.05	$0.30	$0.01
Weighted average shares outstanding:
Basic		69,343,979	69,162,223	69,247,280	69,162,223
Diluted		71,613,178	69,524,838	71,110,386	69,381,222

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands of United States dollars, except share amounts)

	Number	Amount
	Common Stock	Common Stock	Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2023	69,181,047	117	553,319	(185,889)	367,547
Stock-based compensation	—	—	1,681	—	1,681
DSU compensation	—	—	8	—	8
Net income	—	—	—	2,532	2,532
Balance at March 31, 2024	69,181,047	117	555,008	(183,357)	371,768
Stock-based compensation	—	—	1,615	—	1,615
RSU settlement	139,839	—	(1,778)	—	(1,778)
Stock option exercises	20,341	—	110	—	110
DSU compensation	—	—	7	—	7
Net income	—	—	—	9,156	9,156
Balance at June 30, 2024	69,341,227	117	554,962	(174,201)	380,878
Stock-based compensation	—	—	1,024	—	1,024
Stock option exercises	11,418	—	56	—	56
DSU compensation			8	—	8
Net income	—	—	—	9,884	9,884
Balance at September 30, 2024	69,352,645	117	556,050	(164,317)	391,850

	Number	Amount
	Common Stock	Common Stock	Paid-in Capital	Accumulated deficit	Total
Balance at December 31, 2022	69,162,223	117	547,114	(198,749)	348,482
Stock-based compensation	—	—	783	—	783
Net income	—	—	—	835	835
Balance at March 31, 2023	69,162,223	117	547,897	(197,914)	350,100
Stock-based compensation	—	—	416	—	416
Net loss	—	—	—	(3,593)	(3,593)
Balance at June 30, 2023	69,162,223	117	548,313	(201,507)	346,923
Stock-based compensation	—	—	2,122	—	2,122
DSU compensation	—	—	554	—	554
Net income	—	—	—	3,288	3,288
Balance at September 30, 2023	69,162,223	117	550,989	(198,219)	352,887

See accompanying notes to the condensed consolidated financial statements.

GATOS SILVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of United States dollars, except share amounts)

		Nine Months Ended September 30,
	Notes	2024	2023
OPERATING ACTIVITIES
Net income		$21,572	$530

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization		11	74
Stock-based compensation expense	6	4,319	3,327
Equity income in affiliates	11	(39,985)	(15,922)
Other		94	837
Distributions and dividends received from affiliate	11	76,445	35,000

Changes in operating assets and liabilities:
Receivables from related‑parties		268	678
Accounts payable and other accrued liabilities		(23,007)	5
Other current assets		21,454	936
Net cash provided by operating activities		61,171	25,465

INVESTING ACTIVITIES
Net cash used by investing activities		—	—

FINANCING ACTIVITIES
Proceeds from exercise of stock options		166	—
Lease payments		(89)	—
Repayment of Credit facility		—	(9,000)
Net cash provided (used) by financing activities		77	(9,000)
Net increase in cash and cash equivalents		61,248	16,465
Cash and cash equivalents, beginning of period		55,484	17,004
Cash and cash equivalents, end of period		$116,732	$33,469

Interest paid		$16	$417
Interest earned		$3,206	$690

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

Merger Agreement with First Majestic

On September 5, 2024, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with First Majestic Silver Corp. ("First Majestic") and Ocelot Transaction Corporation, a wholly-owned subsidiary of First Majestic (“Merger Sub”) that provides for the acquisition of Gatos Silver by First Majestic. On the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a direct, wholly-owned subsidiary of First Majestic (the "Merger"). Under the terms of the Merger Agreement, if the Merger is completed, the Company's stockholders will have the right to receive 2.55 First Majestic common shares in exchange for each share of Gatos Silver common stock owned immediately prior to the effective time of the Merger, with any fractional shares to be paid in cash, without interest. The Merger will result in our stockholders owning approximately 38% of the outstanding First Majestic common shares immediately following the effective time of the Merger (based on current outstanding shares). The closing of the Merger is expected to occur in early 2025, subject to the satisfaction or waiver of the conditions precedent to such closing, but in any event, not earlier than January 15, 2025.

2.    Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The consolidated financial statements for the year ended December 31, 2023, disclose those accounting policies considered significant in determining the Company's results of operations and financial position. There have been no material changes to, or in the application of, the accounting policies previously identified and described in the 2023 10-K.

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

There have been no other accounting pronouncements issued or adopted during the nine months ended September 30, 2024, which are expected to have a material impact on the financial statements.

3.    Other Current Assets

	September 30, 2024	December 31, 2023
Value added tax receivable	$647	$691
Prepaid expenses	558	1,914
Insurance proceeds receivable	—	20,000
Other assets	10	37
Total other current assets	$1,215	$22,642

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

As at September 30, 2024, other non-current assets include the right of use asset of $319 for the office lease with the term until January 30, 2027. The corresponding current lease liability of $132 as at September 30, 2024, and $11 as at December 31, 2023, is included in accounts payable, accrued and other liabilities, and a long-term lease liability of $187 at September 30, 2024, and nil at December 31, 2023, are included in non-current liabilities.

4.    Accounts Payable and Other Accrued Liabilities

	September 30, 2024	December 31, 2023
Accounts payable	$2,686	$2,713
Accrued expenses	6,379	3,031
Accrued compensation	2,481	3,215
Legal settlement payable	—	24,000
Current tax payable	548	387
Other liabilities	132	11
Total accounts payable and other current liabilities	$12,226	$33,357

The legal settlement payable represents the estimated settlement amount payable to claimants included in the U.S. Class Action and Canadian Class Action lawsuits. On March 22, 2024, the Company and its insurers made payments in escrow of $1,403 and $19,597, respectively, to fund the U.S. Class Action settlement. On April 26, 2024, the Company and its insurers made payments in escrow of $2,597 and $403, respectively, to fund the Canadian Class Action settlement. See Note 9 Commitments, Contingencies and Guarantees, for further discussion on the U.S. Class Action and Canadian Class Action lawsuits and related settlements.

5.    Related Party Transactions

Los Gatos Joint Venture (the "LGJV")

Under the Unanimous Omnibus Partner Agreement, which governs the respective LGJV rights of the Company and Dowa Metals and Mining Co., Ltd., the Company provides certain management and administrative services to the LGJV. The Company earned $1,500 and $1,250 under this agreement for the three months ended September 30, 2024 and 2023, respectively, and for the nine months ended September 30, 2024 and 2023, the Company earned $4,500 and $3,750, respectively. The income from these services has been recorded on the consolidated statements of income and comprehensive income under other income. The Company received $1,500 and $1,666 from the LGJV under this agreement for the three months ended September 30, 2024 and 2023, respectively, and for the nine months ended September 30, 2024 and 2023, the Company received $4,500 and $3,333, respectively. The Company had no receivables outstanding under this agreement as of September 30, 2024, and December 31, 2023. The Company also incurs certain LGJV costs that are subsequently reimbursed by the LGJV, of which $292 was outstanding at September 30, 2024, and nil as of December 31, 2023.

6.    Stockholders’ Equity

The Company is authorized to issue 700,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

Stock-Based Compensation

The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock Options	$479	$1,873	$1,808	$2,980
Performance share units	41	62	132	160
Restricted share units	504	187	2,379	187
Total stock-based compensation	$1,024	$2,122	$4,319	$3,327

Stock Option Transactions

No stock options were granted during the three months ended September 30, 2024, and 647,753 stock options were granted during nine months ended September 30, 2024, with a weighted-average grant-date Black-Scholes fair value per share of $3.88. The Company granted 1,132,520 stock options during the three and nine months ended September 30, 2023, with a weighted-average grant-date fair value per share of $2.93. During three and nine months ended September 30, 2024, 52,475 and 98,760 stock options were exercised, respectively. There were no stock options exercised during the three and nine months ended September 30, 2023.

Total unrecognized stock-based compensation expense as of September 30, 2024, was $2,716, which is expected to be recognized over a weighted average period of 1.9 years.

Stock option activity for the nine months ended September 30, 2024, is summarized in the following tables:

Employee & Director Stock Options	Number of options	Weighted‑ Average Exercise Price
Outstanding at December 31, 2023	2,616,515	$8.83
Granted	647,753	$6.70
Exercised	(98,760)	$9.87
Forfeited	(17,818)	$6.82
Expired	(9,946)	$11.62
Outstanding at September 30, 2024	3,137,744	$8.36
Vested at September 30, 2024	2,108,816	$9.26

The following assumptions were used to compute the fair value of the options granted using the Black-Scholes option valuation model:

	April 2024	January 2024
Risk-free interest rate	4.56%	3.86%
Dividend yield	—	—
Estimated volatility	58.42%	58.00%
Expected option life	6 years	6 years

At September 30, 2024, the Company had 24,501 stock options previously granted to LGJV personnel outstanding with a weighted-average exercise price of $7.41 and a weighted-average remaining life of 1.3 years. There were no stock option grants to LGJV-

personnel during the three and nine months ended September 30, 2024 and 2023. During three and nine months ended September 30, 2024, 7,892 stock options granted to LGJV personnel were exercised. There were no stock option exercises during the three and nine months ended September 30, 2023.

Performance Share Unit ("PSU") Transactions

On December 17, 2021, 119,790 PSUs were granted to the Company’s employees with a weighted-average grant date fair value per share of $14.22. At September 30, 2024, there were 40,802 PSUs outstanding. On September 30, 2024, unrecognized compensation expense related to the PSUs was $34, which is expected to be recognized over a weighted-average period of 0.2 years.

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

The following table summarizes the RSU activity for the nine months ended September 30, 2024:

Employee RSUs	Number of RSUs	Weighted‑ Average Price Per Share
Outstanding at December 31, 2023	925,172	$5.04
Granted	323,875	$6.70
Settled	(300,729)	$5.04
Forfeited	(11,948)	$5.50
Outstanding at September 30, 2024	936,370	$5.61

No RSUs were granted during the three months ended September 30, 2024 and 323,875 RSUs were granted during nine months ended September 30, 2024, with a weighted-average grant-date fair value per share of $6.70. During the three and nine months ended September 30, 2023, the Company granted 925,172 RSUs with a grant-date fair value per share of $5.04. Compensation expense is recognized ratably from the grant date over the requisite vesting period. On September 30, 2024, unrecognized compensation expense related to the RSUs was $3,341, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The following table summarizes the DSU activity for the nine months ended September 30, 2024:

Director DSUs	Number of DSUs	Weighted‑ Average Price per Share
Outstanding at December 31, 2023	302,920	$7.76
Granted	2,194	$10.76
Outstanding at September 30, 2024	305,114	$7.78

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

For the three and nine months ended September 30, 2024 and 2023, weighted average outstanding in-the-money stock options, and dilutive PSUs, RSUs and DSUs, are included in dilutive net income per common share calculation.

A reconciliation of basic and diluted net income per common share for the three and nine months ended September 30, 2024 and 2023, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$9,884	$3,288	$21,572	$530

Weighted average shares:
Basic	69,343,979	69,162,223	69,247,280	69,162,223
Effect of dilutive stock options	1,247,400	—	885,438	—
Effect of dilutive PSUs	61,203	—	61,203	—
Effect of dilutive RSUs	656,031	193,168	612,685	64,626
Effect of dilutive DSUs	304,565	169,447	303,780	154,373
Diluted	71,613,178	69,524,838	71,110,386	69,381,222

Net income:
Basic	$0.14	$0.05	$0.31	$0.01
Diluted	$0.14	$0.05	$0.30	$0.01

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

Merger Fee Payable

In connection with the Merger, a fee is payable to the Company's financial advisors based on the aggregate value of the consideration received by the Company's shareholders. The payment of the fee is conditional upon the closing of the Merger.

Legal

On February 22, 2022, a purported Company stockholder filed a putative class action lawsuit in the United States District Court for the District of Colorado (the "District Court") against the Company, certain of our former officers, and several directors (the "U.S. Class Action"). An amended complaint was filed on August 15, 2022. The amended complaint, allegedly brought on behalf of certain purchasers of the Company’s common stock and certain traders of call and put options on the Company’s common stock from December 9, 2020 through January 25, 2022, seeks, among other things, damages, costs, and expenses, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as well as Sections 11 and 15 of the Securities Act of 1933. The amended complaint alleges that certain individual defendants and the Company, pursuant to the control and authority of the individual defendants, made false and misleading statements and/or omitted certain material information regarding the mineral resources and reserves at the Cerro Los Gatos ("CLG") mine. The Company and all defendants filed a motion to dismiss this action on October 14, 2022. That motion was fully briefed as of December 23, 2022. On April 26, 2023, following a joint motion, the District Court postponed its ruling on the defendants’ motion to dismiss until on or after June 16, 2023.

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

The District Court issued its Preliminary Order on February 29, 2024, approving the proposed settlement. Consistent with the stipulation of settlement requiring that a settlement account be funded within 30 days of the Preliminary Order, the Company and its insurers have fully funded that account, with $1,403 funded by the Company and $19,597 funded by the Company’s insurers. The final fairness hearing with the District Court was held on May 29, 2024. On October 15, 2024, the District Court issued (i) an Order which included the grant of the plaintiff’s motion for final approval of the settlement and approved the plan of allocation and (ii) its Final Judgment which dismissed the action with prejudice.

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

On January 26, 2024, counsel for the Company and counsel for the Plaintiff executed a term sheet wherein any claims against the Company and the named individuals would be settled for a payment by the Company of $3,000. Such counsel subsequently agreed to and executed a definitive settlement agreement. On April 16, 2024, the Ontario Superior Court approved the settlement on a preliminary basis. Consistent with the terms of the settlement requiring that an escrow account be funded within 30 days of preliminary court approval, the Company and its insurers have fully funded an escrow account, with $2,597 funded by the Company and $403 funded by the Company’s insurers. The final fairness hearing with the Ontario Superior Court was held on June 28, 2024, and the Ontario Superior Court issued orders on that day approving the settlement.

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

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration expense	$36	$108	$144	$—	$—	$—
General and administrative expense	257	10,178	10,435	187	7,307	7,494
Amortization expense	4	—	4	3	—	3
Equity income in affiliates	(18,171)	—	(18,171)	(9,437)	—	(9,437)
Interest expense	—	—	—	—	332	332
Interest income	—	(1,322)	(1,322)	—	(389)	(389)
Other income	(44)	(1,459)	(1,503)	(12)	(1,279)	(1,291)
Income tax expense	—	529	529	—	—	—
Total assets	92,872	311,391	404,263	36,872	342,378	379,250

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Mexico	Corporate	Total	Mexico	Corporate	Total
Exploration expense	$111	$108	$219	$26	$—	$26
General and administrative expense	704	24,566	25,270	425	18,732	19,157
Amortization expense	11	—	11	10	64	74
Equity income in affiliates	(39,985)	—	(39,985)	(15,922)	—	(15,922)
Interest expense	—	—	—	—	679	679
Interest income	—	(3,206)	(3,206)	—	(676)	(676)
Other income	(105)	(4,477)	(4,582)	(88)	(3,780)	(3,868)
Income tax expense	—	701	701	—	—	—
Total assets	92,872	311,391	404,263	36,872	342,378	379,250

11.    Investment in Affiliates

Equity income in affiliates represents the Company's ownership share of the LGJV Entities' results, including the effect of the priority distribution payment and amortization of the carrying value of the investment in excess of the underlying net assets of the LGJV Entities. This basis difference of $1,207 at September 30, 2024 ($699 at December 31, 2023) is being amortized as the LGJV Entities' proven and probable reserves are processed.

The table below presents a reconciliation of the investment in affiliates at September 30, 2024:

Balance at December 31, 2023		$321,914
LGJV net income and comprehensive income (70%)	39,465
Basis amortization	(120)
Impact of the priority distribution payment	640
Equity income in affiliates		39,985
Distributions received from the LGJV		(66,500)
Dividend received from the LGJV		(9,945)
Balance at September 30, 2024		$285,454

The table below presents equity income in affiliates recognized in the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity income in affiliates	$18,171	$9,437	$39,985	$15,922

The table below shows the capital distributions and dividends made to the LGJV partners by the LGJV and the Company's respective share during 2024:

	LGJV	Company's Share
Capital distribution on February 15, 2024	$30,000	$21,000
Capital distribution on April 22, 2024	25,000	17,500
Capital distribution on July 29, 2024	40,000	28,000
Dividend on September 26, 2024	14,207	9,945
Total	$109,207	$76,445

On November 7, 2024, the LGJV made a $40,000 capital distribution to the LGJV partners, of which the Company’s share was $28,000.

On September 26, 2024, the LGJV paid dividends of $14,207 to its partners, of which the Company's share was $9,945 before withholding taxes of $497.

On September 25, 2024, the Company reported an updated mineral reserve and mineral resource estimate and life of mine plan for the CLG mine with an effective date of July 1, 2024. The mine life was extended to October 2032 from the previously estimated mine life and the mineral reserve estimate was increased. This change in mineral reserve estimate was applied effective July 1, 2024, and resulted in a reduction of depletion, depreciation and amortization expense of $3,700 in the three and nine months ended September 30, 2024. On October 22, 2024, the Company published an updated Technical Report Summary, dated October 22, 2024, concerning the Los Gatos Joint Venture (the "Technical Report Summary"), with an effective date of July 1, 2024.

The LGJV combined balance sheets as of September 30, 2024, and December 31, 2023, the combined statements of operations and comprehensive income for the three and nine months ended September 30, 2024 and 2023, and the statement of cash flows for the nine months ended September 30, 2024 and 2023, are as follows:

LOS GATOS JOINT VENTURE
COMBINED BALANCE SHEETS (UNAUDITED)

(in thousands)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$33,884	$34,303
Receivables	13,646	12,634
Inventories	16,180	16,397
VAT receivable	13,417	12,610
Income tax receivable	9,296	20,185
Other current assets	3,435	1,253
Total current assets	89,858	97,382
Non-Current Assets
Mine development, net	231,060	234,980
Property, plant and equipment, net	159,220	171,965
Deferred tax assets	699	9,568
Total non-current assets	390,979	416,513
Total Assets	$480,837	$513,895
LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued liabilities	$33,999	$29,100
VAT payable	11,873	8,684
Income taxes payable	11,204	920
Related party payable	270	560
Total current liabilities	57,346	39,264
Non-Current Liabilities
Lease liability	155	208
Asset retirement obligation	12,245	11,593
Deferred tax liabilities	4,974	3,885
Total non-current liabilities	17,374	15,686
Owners’ Capital
Capital contributions	360,638	455,638
Paid-in capital	18,186	18,186
Retained earnings (accumulated deficit)	27,293	(14,879)
Total owners’ capital	406,117	458,945
Total Liabilities and Owners’ Capital	$480,837	$513,895

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$93,839	$67,038	$260,255	$195,162
Expenses
Cost of sales	31,204	31,446	93,931	83,255
Royalties and duties	639	298	1,682	1,024
Exploration	1,605	998	4,577	2,118
General and administrative	3,943	4,355	12,317	12,693
Depreciation, depletion and amortization	17,824	16,712	58,901	59,558
Total expenses	55,215	53,809	171,408	158,648
Other (income) expense
Accretion expense	217	273	652	866
Interest expense	102	343	851	484
Interest income	(349)	(592)	(892)	(1,147)
Other (income) expense	(13)	(18)	635	13
Foreign exchange (gain) loss	(920)	(946)	36	(2,016)
	(963)	(940)	1,282	(1,800)

Income before taxes	39,587	14,169	87,565	38,314
Income tax expense (recovery)	13,867	(884)	31,186	9,814
Net income and comprehensive income	$25,720	$15,053	$56,379	$28,500

LOS GATOS JOINT VENTURE
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$56,379	$28,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	58,901	59,558
Accretion	652	866
Deferred taxes	10,210	4,743
Unrealized loss (gain) on foreign currency rate change	105	(5,007)
Other	—	(6)

Changes in operating assets and liabilities:
VAT receivable	(1,326)	11,215
Receivables	(1,012)	16,725
Inventories	(1,379)	(1,429)
Other current assets	(2,190)	403
Income tax receivable	8,495	(633)
Accounts payable and other accrued liabilities	21,438	(8,596)
Payables to related parties	(290)	(730)
Asset Retirement Obligation	—	(1,820)
Net cash provided by operating activities	149,983	103,789

Cash flows from investing activities:
Mine development	(32,263)	(27,151)
Purchase of property, plant and equipment	(8,885)	(13,506)
Materials and supplies inventory	—	(503)
Net cash used by investing activities	(41,148)	(41,160)

Cash flows from financing activities:
Equipment loan and lease payments	(47)	(532)
Capital distributions	(95,000)	(50,000)
Dividends paid to partners	(14,207)	—
Net cash used by financing activities	(109,254)	(50,532)

Net (decrease) increase in cash and cash equivalents	(419)	12,097
Cash and cash equivalents, beginning of period	34,303	34,936
Cash and cash equivalents, end of period	$33,884	$47,033
Interest paid	$851	$484
Interest earned	$892	$1,147

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the Company’s condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the "SEC”) on February 20, 2024, as amended by Amendment No 1. on Form 10-K/A filed with the SEC on May 6, 2024 (as amended, the “2023 10-K”). References to the “Company," “Gatos Silver,” “we,” “us,” “our” and other similar words refer to Gatos Silver, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

Forward-Looking Statements

This Report contains statements that constitute “forward looking information” and “forward-looking statements” within the meaning of U.S. and Canadian securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “may,” “might,” “could,” “would,” “achieve,” “budget,” “scheduled,” “forecasts,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” "intends," "projects," “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements may include, but are not limited to, the following:

•statements regarding expected benefits, impacts, timing and completion of the proposed Merger with First Majestic;
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

All forward-looking statements speak only as of the date on which they are made. These statements are not a guarantee of future performance and involve certain risks, uncertainties and assumptions concerning future events that are difficult to predict. Therefore, actual future events or results may differ materially from these statements. Important factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the risks set forth under Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q and under “Risk Factors Summary,” and under “Item 1A. Risk Factors.” in the 2023 10-K. Such factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this Report and those described from time to time in our filings with the SEC, including, but not limited to, the 2023 10-K and the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2024. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. Undue reliance should not be placed on these forward-looking statements. We do not undertake any obligation to make any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events, except as required by law. Certain forward-looking statements are based on assumptions, qualifications and procedures which are set out only in the Technical Report Summary. For a complete description of assumptions, qualifications and procedures associated with such information, reference should be made to the full text of the Technical Report Summary.

Third Quarter and Year to Date 2024 Highlights

Gatos Silver

Third Quarter 2024

•Net cash provided by operating activities and free cash flow1 totaled $34.2 million for the three months ended September 30, 2024, compared to net cash provided by operating activities and free cash flow1 of $33.3 million for the same period in 2023.
•Net income of $9.9 million for the three months ended September 30, 2024, compared to $3.3 million for the same period in 2023.
•Adjusted net income1 was $15.2 million for the three months ended September 30, 2024, compared $3.3 million for the same period in 2023.
•Earnings before interest, tax, depreciation and amortization (“EBITDA”)1 were $9.1 million for the three months ended September 30, 2024, compared to $3.2 million for the same period in 2023.
•Adjusted EBITDA1 was $14.4 million for the three months ended September 30, 2024, compared to $3.2 million for the same period in 2023.

Year to Date 2024

•Net cash provided by operating activities and free cash flow1 totaled $61.2 million for the nine months ended September 30, 2024, compared to net cash provided by operating activities and free cash flow1 of $25.5 million for the same period in 2023.
•Net income of $21.6 million for the nine months ended September 30, 2024, compared to $0.5 million for the same period in 2023.
•Adjusted net income1 of $28.3 million for the nine months ended September 30, 2024, compared to $0.5 million for the same period in 2023.
•EBITDA1 was $19.1 million for the nine months ended September 30, 2024, compared to $0.6 million for the same period in 2023.
•Adjusted EBITDA1 was $25.8 million for the nine months ended September 30, 2024, compared to $0.6 million for the same period in 2023.
1 "See Non-GAAP Financial Measures" below

•Cash and cash equivalents at September 30, 2024, were $116.7 million, compared to $55.5 million at December 31, 2023, and the Company had $50.0 million available for withdrawal from its revolving credit facility (the "Credit Facility").
•Cash and cash equivalents at October 31, 2024, were $114.8 million before receipt by the Company of a capital distribution of $28.0 million from the Los Gatos Joint Venture ("LGJV") on November 7, 2024.

Merger Agreement with First Majestic

On September 5, 2024, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with First Majestic Silver Corp. ("First Majestic") and Ocelot Transaction Corporation, a wholly-owned subsidiary of First Majestic (“Merger Sub”) that provides for the acquisition of Gatos Silver by First Majestic. On the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a direct, wholly-owned subsidiary of First Majestic (the "Merger"). Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will have the right to receive 2.55 First Majestic common shares in exchange for each share of our common stock owned immediately prior to the effective time of the Merger, with any fractional shares to be paid in cash, without interest. The Merger will result in our stockholders owning approximately 38% of the outstanding First Majestic common shares immediately following the effective time of the Merger (based on current outstanding shares). The closing of the Merger is expected to occur in early 2025, subject to the satisfaction or waiver of the conditions precedent to such closing, but in any event, not earlier than January 15, 2025.

Mineral Reserve and Resource Update

On September 25, 2024, the Company reported an updated mineral reserve and mineral resource estimate and life of mine plan for the Cerro Los Gatos mine with an effective date of July 1, 2024. The CLG mine life was extended to October 2032, with a 36% increase in silver equivalent production compared with the prior life of mine plan. On October 22, 2024, the Company published an updated Technical Report Summary, dated October 22, 2024, concerning the Los Gatos Joint Venture (the "Technical Report Summary"), with an effective date of July 1, 2024.

LGJV (100% basis)

Operational highlights

Third Quarter 2024

•CLG produced 2.42 million ounces of silver, 11.4 million pounds of lead and 16.5 million pounds of zinc for the three months ended September 30, 2024, compared to 2.22 million ounces of silver, 9.5 million pounds of lead and 13.8 million pounds of zinc for the three months ended September 30, 2023.
•The processing plant processed 298,586 tonnes, compared to 268,312 tonnes in the third quarter of 2023. CLG had process plant throughput rates averaging 3,246 tonnes per day ("tpd"), an 11% increase from 2,916 tpd for the three months ended September 30, 2023.
•On September 25, 2024, the Company reported an updated mineral reserve and mineral resource estimate and life of mine plan for the CLG mine with an effective date of July 1, 2024. The mine life was extended to October 2032 compared to the previous life of mine plan and the mineral reserve estimate (the "2024 Mineral Reserve") was increased.
•Step-out exploration drilling in a previously untested area beneath the main Central zone (“Central Deeps”) resulted in the discovery of a new zone of mineralization located below the 2024 Mineral Reserve, indicating vertical mineralization extensions up to 175 meters.
•Resource extension drilling in the South-East Deeps (“SE Deeps”) zone continued to intercept additional mineralization along strike and down-plunge, continuing to extend the known mineralized zone.
•Exploration in the third quarter of 2024 included the broader district's Portigueño and San Luis zones, as well as early-stage generative work at Lince and Los Veranos in the district.

Year to Date 2024

•CLG produced 7.10 million ounces of silver, 33.5 million pounds of lead and 51.5 million pounds of zinc for the nine months ended September 30, 2024, compared to 6.65 million ounces of silver, 28.7 million pounds of lead and 42.7 million pounds of zinc for the nine months ended September 30, 2023.
•The processing plant processed 885,570 tonnes, compared to 794,082 tonnes for the nine months ended September 30, 2023. Process plant throughput rates averaged 3,232 tpd, an 11% increase from 2,909 tpd for the nine months ended September 30, 2023.

Financial highlights

Third Quarter 2024

•Revenue of $93.8 million for the three months ended September 30, 2024, increased by 40% compared to the three months ended September 30, 2023.
•Cost of sales totaled $31.2 million for the three months ended September 30, 2024, a decrease of 1% compared to the same period in 2023.
•For the three months ended September 30, 2024, co-product all-in-sustaining1 ("AISC") cost per ounce of payable silver equivalent and by-product AISC1 per ounce of payable silver decreased to $16.13 and $9.61, respectively, compared to $17.64 and $14.71 for the three months ended September 30, 2023, respectively.
•Net income totaled $25.7 million for the three months ended September 30, 2024, compared to $15.1 million for the same period in 2023.
•EBITDA1 for the three months ended September 30, 2024, was $57.2 million, compared to $30.6 million for the same period in 2023.
•Net cash provided by operating activities was $58.2 million and $29.4 million for the three months ended September 30, 2024 and 2023, respectively.
◦Free cash flow1 for the three months ended September 30, 2024, was $42.6 million, compared to $14.3 million for the same period in 2023.

Year to Date 2024

•Revenue of $260.3 million increased by 33% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
•Cost of sales of $93.9 million increased by 13% for the nine months ended September 30, 2024, compared to the same period in 2023.
•Co-product AISC1 per ounce of payable silver equivalent and by-product AISC1 per ounce of payable silver decreased to $15.21 and $8.82, respectively, compared to $15.81 and $11.40 for the nine months ended September 30, 2023, respectively.
•Net income of $56.4 million for the nine months ended September 30, 2024, increased from $28.5 million for the same period in 2023.
•EBITDA1 for the nine months ended September 30, 2024, was $146.4 million, compared to $97.2 million for the same period 2023.
•Net cash provided by operating activities was $150.0 million and $103.8 million for the nine months ended September 30, 2024 and 2023, respectively.
•Free cash flow1 for the nine months ended September 30, 2024, was $108.8 million, compared to $62.6 million for the comparable period in 2023.
•Cash and cash equivalents at September 30, 2024, were $33.9 million, compared to $34.3 million at December 31, 2023.
•Cash and cash equivalents at October 31, 2024, were $47.3 million before making a capital distribution of $40.0 million to the LGJV partners on November 7, 2024.
_________________________________________
1 See “Non-GAAP Financial Measures” below.

2024 Guidance Update

On October 9, 2024, Gatos Silver announced improved annual production and cost guidance for 2024 as described below.

As a result of continued strong production performance, Gatos Silver increased its full year 2024 guidance for silver production and silver equivalent production. Silver production is now expected to be between 9.2 million and 9.7 million ounces compared with original guidance of 8.4 million to 9.2 million ounces. This represents an increase of 10% at the low end of the range and 5% at the high end. Silver equivalent production is now expected to be between 14.7 million and 15.5 million ounces, compared with original guidance of 13.5 million to 15.0 million silver equivalent ounces. This represents an increase of 9% at the low end of the range and 3% at the high end.

Based on current mine plan sequencing at CLG, the Company expects full year zinc, lead and gold production to be near the high end of the original guidance range of 61 million to 69 million pounds, 40 million to 46 million pounds and 4.5 thousand to 5.5 thousand ounces, respectively.

The Company now expects full year by-product AISC1 to be between $8.50 and $10.00 per ounce of payable silver compared to the original guidance range of $9.50 to $11.50 per ounce of payable silver. This represents a decrease of 11% at the low end of the range and 13% at the high end. Full year co-product AISC1 is expected to remain within our original guidance ranges of $14.00 to $16.00 per ounce of payable silver equivalent.

The Company remains on track to meet sustaining capital expenditure guidance at CLG of $45 million and total exploration and resource development drilling expenditures of $18 million in 2024.

Results of Operations

Results of Operations - Gatos Silver

The following table presents certain select financial information of Gatos Silver for the three and nine months ended September 30, 2024 and 2023. In accordance with generally accepted accounting principles in the United States (‘‘U.S. GAAP’’), these financial results represent the consolidated results of operations of our Company and its subsidiaries.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands expect per share data)	2024	2023	2024	2023
Expenses
Exploration	$144	$—	$219	$26
General and administrative	10,435	7,494	25,270	19,157
Amortization	4	3	11	74
Total expenses	10,583	7,497	25,500	19,257
Other income
Equity income in affiliates	18,171	9,437	39,985	15,922
Interest expense	—	(332)	—	(679)
Interest income	1,322	389	3,206	676
Other income	1,503	1,291	4,582	3,868
Net other income	20,996	10,785	47,773	19,787
Income before taxes	10,413	3,288	22,273	530
Income tax expense	529	—	701	—
Net income and comprehensive income	$9,884	$3,288	$21,572	$530
Net income per share (basic)	$0.14	$0.05	$0.31	$0.01
Net income per share (diluted)	$0.14	$0.05	$0.30	$0.01

Adjusted net income[1]	$15,198	$3,288	$28,319	$530
Adjusted net income per share (basic)[1]	$0.22	$0.05	$0.41	$0.01
Adjusted net income per share (diluted)[1]	$0.21	$0.05	$0.40	$0.01

EBITDA[1]	$9,095	$3,234	$19,078	$607
Adjusted EBITDA[1]	$14,409	$3,234	$25,825	$607

Net cash provided by operating activities	$34,236	$33,330	$61,171	$25,465
Free cash flow[1]	$34,236	$33,330	$61,171	$25,465

__________________________
1 See “Non-GAAP Financial Measures” below.

Gatos Silver

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

General and administrative expenses

The $2.9 million increase in general and administration expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, is primarily due to $5.3 million of costs related to a strategic review resulting in the proposed Merger with First Majestic (as described above), partly offset by a decrease of $1.1 million in non-cash stock-based compensation expense primarily due to no stock-based compensation grants during the third quarter of 2024 compared to stock-based compensation grants in the third quarter of 2023 after a prolonged blackout period, a decrease of $0.9 million in legal and consulting fees (not associated with the proposed Merger), and a decrease of $0.4 million in insurance expense .

Equity income in affiliates

The increase in equity income resulted primarily from the LGJV reporting net income of $25.7 million for the three months ended September 30, 2024, compared to $15.1 million for the three months ended September 30, 2023. See “Results of Operations LGJV” below.

Interest income

The $0.9 million increase in interest income is attributed to higher cash balances during the period and higher interest rates on cash deposits.

Other income

Other income increased by $0.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to an increase in the LGJV management fees effective October 2023.

Income tax expense

Income tax expense of $0.5 million for the three months ended September 30, 2024, is related to $0.5 million of withholding taxes on the dividend received from the LGJV in September 2024. No dividends were paid by the LGJV during the three months ended September 30, 2023.

Net income

For the three months ended September 30, 2024, the Company recorded net income of $9.9 million, or $0.14 per share, compared to net income of $3.3 million, or $0.05 per share, for the three months ended September 30, 2023. The increase is mainly due to the increase in equity income in affiliates, interest income and other income, partly offset by an increase in general and administrative expenses.

Adjusted net income

For the three months ended September 30, 2024, the Company had adjusted net income of $15.2 million, or $0.22 per basic share, compared to adjusted net income of $3.3 million, or $0.05 per share, for the three months ended September 30, 2023. Adjusted net income excludes expenses related to strategic review resulting in the proposed Merger with First Majestic. The increase is mainly due to the increase in equity income in affiliates, interest income and other income, partly offset by an increase in general and administrative expenses.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

General and administrative expenses

The $6.1 million increase in general and administrative expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, is primarily due to $6.7 million of costs related to a strategic review resulting in the proposed Merger with First Majestic (as described above), and an increase of $1.1 million in non-cash stock-based compensation expense due to additional stock-based compensation grants since September 2023, partly offset by a decrease of $1.1 million in directors and officers insurance expense, and a decrease of $0.6 million in legal and consulting fees (not associated with the proposed Merger).

Equity income in affiliates

The $24.1 million increase in equity income is due to the increase in LGJV net income. The LGJV reported net income of $56.4 million for the nine months ended September 30, 2024, compared to $28.5 million for the nine months ended September 30, 2023. See “Results of Operations LGJV” below.

Interest income

The $2.5 million increase in interest income is attributed to higher cash balances during the period and higher interest rates on cash deposits.

Other income

For the nine months ended September 30, 2024 and 2023, other income consists of $4.5 million and $3.8 million, respectively, in management fees the Company received from the LGJV, which increased by $1.0 million annually, effective October 2023.

Income tax expense

Income tax expense of $0.7 million for the nine months ended September 30, 2024, is primarily related to $0.5 million of withholding taxes on the dividend received from the LGJV in September 2024. No dividends were paid by the LGJV during the nine months ended September 30, 2023.

Net income

For the nine months ended September 30, 2024, the Company recorded net income of $21.6 million, or $0.31 per basic share, compared to a net income of $0.5 million, or $0.01 per share, for the nine months ended September 30, 2023, mainly due to the increase in equity income in affiliates and interest income, partly offset by an increase in general and administrative expenses.

Adjusted net income

For the nine months ended September 30, 2024, the Company had adjusted net income of $28.3 million, or $0.41 per share, compared to adjusted net income of $0.5 million, or $0.01 per share, for the nine months ended September 30, 2023. Adjusted net income excludes expenses related to the strategic review resulting in the proposed Merger with First Majestic. The increase is mainly due to the increase in equity income in affiliates, interest income and other income, partly offset by an increase in general and administrative expenses.

Results of Operations - LGJV

The following table presents operational information and select financial information of the LGJV for the three and nine months ended September 30, 2024 and 2023. The financial and operational information of the LGJV and CLG is shown on a 100% basis. As of September 30, 2024 and 2023, our ownership of the LGJV was 70%.

Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$93,839	$67,038	$260,255	$195,162
Cost of sales	31,204	31,446	93,931	83,255
Royalties and duties	639	298	1,682	1,024
Exploration	1,605	998	4,577	2,118
General and administrative	3,943	4,355	12,317	12,693
Depreciation, depletion and amortization	17,824	16,712	58,901	59,558
Other (income) expense	(963)	(940)	1,282	(1,800)
Income tax expense (recovery)	13,867	(884)	31,186	9,814
Net income and comprehensive income	$25,720	$15,053	$56,379	$28,500
EBITDA[1]	$57,164	$30,632	146,425	97,209
Net cash provided by operating activities	$58,175	$29,424	149,983	103,789
Free cash flow[1]	$42,584	$14,256	108,835	62,629
Sustaining capital[1]	$12,919	$9,128	$33,220	29,870
Resource development drilling expenditures[1]	$2,092	$3,452	$7,199	$10,499
_________________________________
1 See “Non-GAAP Financial Measures” below.

Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except where otherwise stated)	2024	2023	2024	2023
Tonnes milled (dry metric tonnes, "dmt")	298,586	268,312	885,570	794,082
Tonnes milled per day (dmt)	3,246	2,916	3,232	2,909
Average Grades
Silver grade (g/t)	285	285	281	293
Zinc grade (%)	4.04	3.82	4.19	3.92
Lead grade (%)	1.97	1.84	1.93	1.85
Gold grade (g/t)	0.30	0.30	0.29	0.29
Contained Metal
Silver ounces (millions)	2.42	2.22	7.10	6.65
Zinc pounds - in zinc conc. (millions)	16.5	13.8	51.5	42.7
Lead pounds - in lead conc. (millions)	11.4	9.5	33.5	28.7
Gold ounces - in lead conc. (thousands)	1.45	1.28	4.20	3.86
Recoveries[1]
Silver - in both lead and zinc concentrates	88.4%	90.3%	88.7%	89.1%
Zinc - in zinc concentrate	62.2%	61.1%	62.7%	62.3%
Lead - in lead concentrate	87.8%	87.4%	88.8%	88.4%
Gold - in gold concentrate	49.9%	49.2%	50.2%	52.7%
Average realized price per silver ounce[2]	$29.62	$24.24	$27.09	$25.08
Average realized price per zinc pound[2]	$1.26	$0.89	$1.30	$1.10
Average realized price per lead pound[2]	$0.93	$0.97	$0.92	$0.98
Average realized price per gold ounce[2]	$2,362	$1,885	$2,162	$1,828
Co-product cash cost per ounce of payable silver equivalent[3]	$12.13	$14.42	$11.86	$12.43
By-product cash cost per ounce of payable silver[3]	$3.69	$10.04	$3.67	$6.42
Co-product AISC per ounce of payable silver equivalent[3]	$16.13	$17.64	$15.21	$15.81
By-product AISC per ounce of payable silver[3]	$9.61	$14.71	$8.82	$11.40
_________________________________
1 Recoveries are reported for payable metals in the identified concentrate.
2 Realized prices include the impact of final settlement adjustments from sales.
3 See “Non-GAAP Financial Measures” below.

The table below provides a breakdown of the LGJV’s concentrate sales including volumes of payable metal and realized sales prices for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales volumes by payable metal
Silver ounces (millions)	2.18	1.96	6.45	5.99
Zinc pounds - in zinc conc. (millions)	14.7	12.4	44.3	36.2
Lead pounds - in lead conc. (millions)	10.6	8.7	31.6	26.6
Gold ounces - in lead conc. (thousands)	1.13	0.96	3.28	3.02
Copper pounds - in lead conc. (millions)	0.03	—	0.13	—
Average realized price by payable metal
Average realized price per silver ounce[1]	$29.62	$24.24	$27.09	$25.08
Average realized price per zinc pound[1]	$1.26	$0.89	$1.30	$1.10
Average realized price per lead pound[1]	$0.93	$0.97	$0.92	$0.98
Average realized price per gold ounce[1]	$2,362	$1,885	$2,162	$1,828
Average realized price per copper pound[1]	$3.28	$—	$3.72	$—
Revenue by payable metal (In thousands)
Silver	$64,574	$47,416	$174,679	$150,196
Zinc	$18,578	$11,024	$57,501	$39,850
Lead	$9,838	$8,411	$28,923	$26,044
Gold	$2,664	$1,812	$7,081	$5,514
Copper	$87	$—	$480	$—
Subtotal	$95,741	$68,663	$268,664	$221,604
Treatment and refining charges	$(3,420)	$(4,793)	$(9,716)	$(12,865)
Subtotal	$92,321	$63,870	$258,948	$208,739
Provisional revenue adjustment	$1,518	$3,168	$1,307	$(13,577)
Total revenue	$93,839	$67,038	$260,255	$195,162
______________________________
1 Realized prices include the impact of final settlement adjustments from sales

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

Revenue

The LGJV’s concentrate sales for the three months ended September 30, 2024 and 2023, are summarized below:

	Three Months Ended September 30,
(in thousands)	2024	2023
Lead concentrate revenue	$72,154	$54,141
Zinc concentrate revenue	23,587	14,522
Treatment and refining charges	(3,420)	(4,793)
Subtotal	92,321	63,870
Provisional revenue adjustments	1,518	3,168
Total Revenue	$93,839	$67,038

Revenue increased by 40% for three months ended September 30, 2024, compared to three months ended September 30, 2023. The increase in revenue is primarily due to increases in sales volumes of silver, zinc, lead and gold of 11%, 18%, 22% and 17%, respectively, and increases in the average realized prices of silver, zinc and gold of 22%, 42% and 25%, respectively, slightly offset by a decrease in realized lead price of 4%. Treatment and refining charges decreased by 29% due to lower treatment and refining rates. Provisional revenue adjustments account for commodity price fluctuations in concentrate sales that are still subject to final settlement.

Cost of sales

Cost of sales for the three months ended September 30, 2024 was $31.2 million, compared to $31.4 million for the same period in 2023 despite the higher sales volumes. Co-product cash cost1 per ounce of payable silver equivalent decreased to $12.13 due to higher payable silver, zinc, lead and gold volumes, and lower cash costs. By-product cash cost1 per ounce of payable silver decreased to $3.69 due to higher payable silver volumes, lower cash costs and significantly higher contributions from by-product credits.

Royalties and duties expense

Royalties and duties expense increased by $0.3 million for the three months ended September 30, 2024, compared to the same period in 2023 due to increased concentrate sales and mining duties during the current year period.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2024, were $0.4 million lower as compared to the three months ended September 30, 2023, due to a $0.7 million reduction in audit and consulting fees, partly offset by $0.3 million increase in management fees in the current period.

Depreciation, depletion and amortization

Depreciation, depletion, and amortization expense increased by approximately 7% primarily due to the increase in ore mined, offset by the impact of the increase in mineral reserves and the extension of life of mine, effective July 1, 2024.

Exploration

Exploration expense for the three months ended September 30, 2024, was $0.6 million higher compared to the three months ended September 30, 2023, primarily due to increased greenfields exploration. In the third quarter of 2024, exploration drilling focused on CLG’s Central Deeps and the broader district’s Portigueño and San Luis zones, as well as early-stage generative work at Lince and Los Veranos in the Los Gatos district.
________________________________
1 See “Non-GAAP Financial Measures” below.

Other expense (income)

Other income of $1.0 million for the three months ended September 30, 2024 is largely consistent with other income of $0.9 million for the three months ended September 30, 2023.

Income tax expense (recovery)

Income tax expense of $13.9 million was recorded for the three months ended September 30, 2024, compared to an income tax recovery of $0.9 million for the three months ended September 30, 2023. The increase in income tax expense was primarily due to higher taxable income for the three months ended September 30, 2024.

Net income

The LGJV had net income of $25.7 million compared to $15.1 million for the three months ended September 30, 2023. The increase in net income was primarily due to an increase in revenue and decrease in general and administrative expenses, partly offset by higher royalties and duties, exploration expense, depreciation, depletion and amortization and income tax expense for the three months ended September 30, 2024, compared to the same period of 2023.

Sustaining capital

Sustaining capital expenditures primarily consisted of $6.6 million of mine development and $6.3 million of infrastructure and equipment, including $3.0 million for the overhaul of mining equipment, $0.8 million for construction of mine dewatering infrastructure, $0.4 million for mine facilities, $0.3 million of mine ventilation expenditures, and $1.8 million of costs for other equipment and infrastructure. During the three months ended September 30, 2023, sustaining capital expenditures primarily consisted of $5.0 million of mine development, $4.0 million of infrastructure and equipment, including construction of the fluorine leach plant of $0.3 million, construction of mine dewatering infrastructure of $0.5 million, the construction of underground power distribution of $0.5 million, the construction of a ventilation raise of $0.2 million, and mining equipment of $2.1 million.

Resource development drilling expenditures

Resource development drilling expenditures for the three months ended September 30, 2024, were lower compared to the three months ended September 30, 2023, primarily due to reduced resource conversion drilling in the SE Deeps zone.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

Revenue

The LGJV’s concentrate sales for the nine months ended September 30, 2024 and 2023, are summarized below, in thousands:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Lead concentrate revenue	$194,556	$169,085
Zinc concentrate revenue	74,108	52,519
Treatment and refining charges	(9,716)	(12,865)
Subtotal	258,948	208,739
Provisional revenue adjustments	1,307	(13,577)
Total Revenue	$260,255	$195,162

Total revenue increased by 33% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily as a result of increases in metal prices and an increase in payable metals sold. Sales volumes of payable silver, zinc, lead and gold increased by 8%, 22%, 19% and 9%, respectively. The average realized prices of silver, zinc and gold increased by 8%, 18% and 18%, respectively, and the average realized lead price decreased by 6%. Treatment and refining charges decreased by 24% due to lower treatment and refining rates and a positive provisional revenue adjustment. Provisional revenue adjustments account for commodity price fluctuations in concentrate sales that are still subject to final settlement.

Cost of sales

Cost of sales increased by 13% primarily due to a 21% increase in the tonnage of the concentrate sold and the associated higher mining and processing costs as a result of an 11% increase in mill throughput. Cost of sales was further impacted by the operating costs of the fluorine leaching plant commissioned in July 2023. Co-product cash cost1 per ounce of payable silver equivalent decreased to $11.86 due to higher sales volumes of silver, zinc, lead and gold, partly offset by higher cash costs. By-product cash cost1 per ounce of payable silver decreased to $3.67 as higher cash costs were offset by a higher contribution from by-products and higher payable silver volumes.

Royalties and duties expense

Royalties and duties expense increased by $0.7 million for the nine months ended September 30, 2024, due to increased concentrate sales and mining duties during the current year period.

General and administrative expenses

General and administrative expenses decreased by $0.4 million for the nine months ended September 30, 2024 due to a $0.7 million reduction in audit and consulting fees, a $0.3 million reduction in insurance premiums and a $0.2 million reduction in various other expenses, partly offset by an $0.8 million increase in management fees.

Depreciation, depletion and amortization expense

Depreciation, depletion, and amortization expense decreased by $0.7 million for the nine months ended September 30, 2024, mostly due to the impact of the increase in mineral reserves and the extension of life of mine effective July 1, 2024, partly offset by depreciation of the fluorine leach plant commissioned in July 2023 and increased mining rates resulting in higher depletion.

Exploration expense

Exploration expense for the nine months ended September 30, 2024, was $2.5 million higher compared to the nine months ended September 30, 2023, primarily due to increased exploration drilling at the Portigueño, San Luis and Central Deeps targets.

Other (income) expense

Other expense was $1.3 million for the nine months ended September 30, 2024, compared to other income of $1.8 million for the nine months ended September 30, 2023. This change is primarily due to a foreign exchange gain of $2.0 million during the nine months ended September 30, 2023, a $1.0 million positive adjustment on VAT receivable balances, and $0.4 million increase in interest expense during the nine months ended September 30, 2024.

Income tax expense (recovery)

Income tax expense of $31.2 million was recorded for the nine months ended September 30, 2024, compared to income tax expense of $9.8 million for the nine months ended September 30, 2023. The increase in income tax expense was primarily due to higher taxable income for the nine months ended September 30, 2024.

Net income

For the nine months ended September 30, 2024, the LGJV had net income of $56.4 million compared to $28.5 million for the nine months ended September 30, 2023. The increase in net income was primarily due to an increase in revenue and a decrease in general and administrative expenses and depreciation, depletion and amortization expense, partly offset by higher cost of sales, royalties and duties, exploration, income tax expense and other expenses for the nine months ended September 30, 2024, compared to other income in the same period of 2023.

Sustaining capital

For the nine months ended September 30, 2024, sustaining capital expenditures primarily consisted of $19.3 million of mine development and $13.9 million of infrastructure and equipment, including $7.0 million of mining equipment, $1.7 million of costs related to the construction of mine dewatering infrastructure, $1.2 million of mine ventilation expenditures, $2.4 million other mining infrastructure and equipment, and $1.6 million of general infrastructure and equipment costs. During the nine months ended September 30, 2023, sustaining capital expenditures primarily consisted of $16.2 million on mine development and $13.6 million on infrastructure and equipment, including construction of a fluorine leach plant of $3.6 million, construction of a ventilation raise of $0.6 million, underground power distribution of $1.1 million, mine dewatering of $1.9 million and mining equipment of $5.3 million.

Resource development drilling expenditures

For the nine months ended September 30, 2024 and 2023, resource development drilling expenditures primarily related to resource expansion drilling in the SE Deeps zone at CLG, which decreased by $3.3 million year over year. The drilling focus has gradually shifted from resource expansion drilling to exploration drilling.

Cash Flows

Gatos Silver

The following table presents summarized information relating to the Company’s cash flows for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided (used) by
Operating activities	$61,171	$25,465
Investing activities	—	—
Financing activities	77	(9,000)
Total change in cash	$61,248	$16,465
Cash and cash equivalents, beginning of period	$55,484	$17,004
Cash and cash equivalents, end of period	$116,732	$33,469

Cash and cash equivalents at September 30, 2024, increased to $116.7 million from $55.5 million at December 31, 2023.

For the nine months ended September 30, 2024, cash provided by operating activities was $61.2 million, compared to $25.5 million provided by operating activities for the nine months ended September 30, 2023, primarily due to the $104.4 million of capital distributions and dividends received from the LGJV, partly offset by higher general and administrative expenses.

Free cash flow1 for the nine months ended September 30, 2024 increased to $61.2 million from $25.5 million for the nine months ended September 30, 2023, primarily due to the receipt of capital distributions and dividends from LGJV, partly offset by higher general and administrative expenses.

Cash used by financing activities for the nine months ended September 30, 2023, of $9.0 million represents the repayment of the outstanding balance of the Credit Facility on July 21, 2023.

1 See "Non-GAAP Financial Measures" below

LGJV

The following table presents summarized information relating to the LGJV’s cash flows for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided (used) by
Operating activities	$149,983	$103,789
Investing activities	(41,148)	(41,160)
Financing activities	(109,254)	(50,532)
Total change in cash	$(419)	$12,097
Cash and cash equivalents, beginning of period	$34,303	$34,936
Cash and cash equivalents, end of period	$33,884	$47,033

The LGJV cash and cash equivalents at September 30, 2024, decreased to $33.9 million, from $34.3 million at December 31, 2023.

Cash provided by operating activities was $150.0 million and $103.8 million for the nine months ended September 30, 2024 and 2023, respectively. The $46.2 million increase in cash provided by operating activities was primarily due to the increase in revenues, partly offset by increases in cost of sales, royalties and duties, and exploration expense for the nine months ended September 30, 2024, compared to the prior year period.

Cash used by investing activities was $41.1 million and $41.2 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, $8.9 million was incurred on property, plant and equipment expenditures and $32.3 million on mine development expenditures, of which $7.2 million was associated with capitalized development drilling. During the nine months ended September 30 2023, $13.5 million was incurred on property, plant and equipment expenditures and $27.2 million on mine development expenditures, of which $10.5 million was associated with capitalized development drilling.

Free cash flow1 for the nine months ended September 30, 2024, was $108.8 million, compared to $62.6 million in the same period in 2023 primarily due to higher cash flow provided by operating activities.

Cash used by financing activities was $109.3 million and $50.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in cash used by financing activities for the nine months ended September 30, 2024, was due to $95.0 million of capital distributions and $14.2 million of dividends, made to the LGJV partners during the nine months ended September 30, 2024, compared to $50.0 million of capital distributions made to the LGJV partners during the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, and December 31, 2023, the Company had cash and cash equivalents of $116.7 million and $55.5 million, respectively. The LGJV had cash and cash equivalents of $33.9 million and $34.3 million at September 30, 2024, and December 31, 2023, respectively. The increase in the Company's cash and cash equivalents of $61.2 million was primarily due to capital distributions and dividends of $76.4 million received from the LGJV, partly offset by an increase in general and administrative expenses.

The Company manages liquidity risk through its capital structure and the Credit Facility. At September 30, 2024, the Company's borrowing capacity on the Credit Facility is $50.0 million with an accordion feature providing up to an additional $50.0 million, subject to certain conditions. If completed, the Merger will trigger customary change of control provisions in the Credit Facility pursuant to which the Company would be required to prepay in full all amounts outstanding under the facility unless the change in control is approved by the lenders. We continue to remain compliant with covenants and, subject to the foregoing, do not currently anticipate any events or circumstances that would impact our ability to access funds available on the Credit Facility.

On October 31, 2024, the Company’s cash and cash equivalents were $114.8 million before receipt of a capital distribution of $28.0 million from the LGJV on November 7, 2024. The LGJV had cash and cash equivalents of $47.3 million on October 31, 2024, before the capital distribution of $40.0 million to its partners on November 7, 2024. Neither the Company nor the LGJV had any debt as of

September 30, 2024. We believe the Company has sufficient cash and access to borrowings and other resources to carry out its business plans for the next 12 months and beyond.

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

Cash Costs and All-In Sustaining Costs

Cash costs and AISC are non-GAAP measures. AISC was calculated based on guidance provided by the World Gold Council (the "WGC”). The WGC is not a regulatory industry organization and does not have the authority to develop accounting standards for disclosure requirements. Other mining companies may calculate AISC differently as a result of differences in underlying accounting principles and policies applied, as well as definitional differences of sustaining versus expansionary (i.e., non-sustaining) capital expenditures based upon each company’s internal policies. Current GAAP measures used in the mining industry, such as cost of sales, do not capture all of the expenditures incurred to discover, develop and sustain production. Therefore, we believe that cash costs and AISC are non-GAAP measures that provide additional information to management, investors and analysts that aid in the understanding of the economics of the Company’s operations and performance compared to other producers and provides investors visibility by better defining the total costs associated with production.

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

Reconciliation of expenses (GAAP) to non-GAAP measures (Cash Costs and All-In Sustaining Costs) - LGJV

The table below presents a reconciliation between the most comparable GAAP measure of the LGJV’s expenses to the non-GAAP measures of (i) cash costs, (ii) cash costs, net of by-product credits, (iii) co-product AISC and (iv) by-product AISC for its operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except where otherwise stated)	2024	2023	2024	2023
Cost of sales	$31,204	$31,446	$93,931	$83,255
Royalties and duties	639	298	1,682	1,024
Exploration	1,605	998	4,577	2,118
General and administrative	3,943	4,355	12,317	12,693
Depreciation, depletion and amortization	17,824	16,712	58,901	59,558
Total expenses	$55,215	$53,809	$171,408	$158,648
Depreciation, depletion and amortization	(17,824)	(16,712)	(58,901)	(59,558)
Exploration[1]	(1,605)	(998)	(4,577)	(2,118)
Treatment and refining costs[2]	3,420	4,793	9,716	12,865
Cash costs (A)	$39,206	$40,892	$117,646	$109,837
Sustaining capital[5]	12,919	9,128	33,220	29,870
Co-product AISC (B)	$52,125	$50,020	$150,866	$139,707
By-product credits[3]	(31,168)	(21,246)	(93,986)	(71,407)
AISC, net of by-product credits (C)	$20,957	$28,774	$56,880	$68,300
Cash costs, net of by-product credits (D)	$8,038	$19,646	$23,660	$38,430

Payable ounces of silver equivalent[4] (E)	3,232	2,835	9,917	8,837
Co-product cash cost per ounce of payable silver equivalent (A/E)	$12.13	$14.42	$11.86	$12.43
Co-product AISC per ounce of payable silver equivalent (B/E)	$16.13	$17.64	$15.21	$15.81

Payable ounces of silver (F)	2,180	1,956	$6,448	$5,989
By-product cash cost per ounce of payable silver (D/F)	$3.69	$10.04	$3.67	$6.42
By-product AISC per ounce of payable silver (C/F)	$9.61	$14.71	$8.82	$11.40
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
4.Silver equivalents utilize the average realized prices during the nine months ended September 30, 2024, of $27.09/oz silver, $1.30/lb zinc, $0.92/lb lead, $2,162/oz gold and $3.72/lb copper and the average realized prices during the three months ended September 30, 2024, of $29.62/oz silver, $1.26/lb zinc, $0.93/lb lead and $2,362/oz gold and $3.28/lb copper. Silver equivalents utilize the average realized prices during the nine months ended September 30, 2023, of $25.08/oz silver, $1.10/lb zinc, $0.98/lb lead and $1,828/oz gold and the average realized prices during the three months ended September 30, 2023, of $24.24/oz silver, $0.89/lb zinc, $0.97/lb lead and $1,885/oz gold. The average realized prices are determined based on revenue inclusive of final settlements.
5.Sustaining capital excludes resource development drilling costs related to resource development drilling of depth extensions of the CLG deposit.

Sustaining Capital and Resource Development Drilling - LGJV

The following table provides a breakdown of cash flows used by investing activities of the LGJV:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cash flow used by investing activities	$15,591	$15,168	$41,148	$41,160

Sustaining capital	12,919	9,128	33,220	29,870
Resource development drilling	2,092	3,452	7,199	10,499
Materials & supplies	—	1,826	—	503
Change in capital-related accounts payable	580	762	729	288
Total	$15,591	$15,168	$41,148	$41,160

Adjusted Net Income - Gatos Silver

Management uses adjusted net income, which excludes costs associated with the strategic review resulting in the proposed Merger with First Majestic, to evaluate the Company’s operating performance. The Company believes the use of adjusted net income reflects the underlying operating performance of our business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Management’s determination of the components of adjusted net income are evaluated periodically and is based, in part, on a review of non-GAAP financial measures used by mining industry analysts. Adjusted net income does not represent, and should not be considered an alternative to, net income as determined under GAAP. Other companies may calculate adjusted net income differently and those calculations may not be comparable to our presentation. Adjusted net income is reconciled to net income in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$9,884	$3,288	$21,572	$530
Costs related to the strategic review resulting in the proposed Merger with First Majestic	5,314	—	6,747	—
Adjusted net income	$15,198	$3,288	$28,319	$530
Weighted average shares:
Basic	69,343,979	69,162,223	69,247,280	69,162,223
Diluted	71,613,178	69,524,838	71,110,386	69,381,222

Net income per share (basic)	$0.14	$0.05	$0.31	$0.01
Costs related to the strategic review resulting in the proposed Merger with First Majestic (basic)	$0.08	$—	$0.10	$—
Adjusted net income per share (basic)	$0.22	$0.05	$0.41	$0.01

Net income per share (diluted)	$0.14	$0.05	$0.30	$0.01
Costs related to the strategic review resulting in the proposed Merger with First Majestic (diluted)	$0.07	$—	$0.09	$—
Adjusted net income per share (diluted)	$0.21	$0.05	$0.40	$0.01

EBITDA and Adjusted EBITDA - Gatos Silver and LGJV

Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. EBITDA is defined as net income adjusted for interest expense, interest income, income tax expense and depreciation, depletion and amortization expense.

Management also uses adjusted EBITDA to evaluate the Company’s ongoing operating performance, without impact of costs associated with the strategic review resulting in the proposed Merger with First Majestic. The Company believes the use of EBITDA and adjusted EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies.

EBITDA and adjusted EBITDA do not represent, and should not be considered an alternative to, net income (loss) or cash flow from operations as determined under GAAP. Other companies may calculate adjusted EBITDA differently and those calculations may not be comparable to our presentation. The table below reconciles the Company's EBITDA and adjusted EBITDA, and each non-GAAP measure, to the Company's net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$9,884	$3,288	$21,572	$530
Interest expense	—	332	—	679
Interest income	(1,322)	(389)	(3,206)	(676)
Income tax expense	529	—	701	—
Depreciation, depletion and amortization expense	4	3	11	74
EBITDA	$9,095	$3,234	$19,078	$607
Costs related to the strategic review resulting in the proposed Merger with First Majestic	$5,314	—	$6,747	—
Adjusted EBITDA	$14,409	$3,234	$25,825	$607

EBITDA for the three and nine months ended September 30, 2023, as previously reported, was not adjusted for interest income of $0.4 million and $0.7 million, respectively, as these amounts were not material for the purposes of calculating EBITDA.

The table below reconciles LGJV's EBITDA, a non-GAAP measure, to its net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$25,720	$15,053	$56,379	$28,500
Interest expense	102	343	851	484
Interest income	(349)	(592)	(892)	(1,147)
Income tax expense (recovery)	13,867	(884)	31,186	9,814
Depreciation, depletion and amortization expense	17,824	16,712	58,901	59,558
EBITDA	$57,164	$30,632	$146,425	$97,209

EBITDA for the three and nine months ended September 30, 2023, as previously reported, was not adjusted for interest income of $0.6 million and $1.1 million, respectively, as these amounts were not material for the purposes of calculating EBITDA.

Free Cash Flow - Gatos Silver and LGJV

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

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, which the Company believes to be the GAAP financial measure most directly comparable to free cash flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$34,236	$33,330	$61,171	$25,465
Net cash used by investing activities	—	—	—	—
Free cash flow	$34,236	$33,330	$61,171	$25,465

The following table sets forth a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities for the LGJV.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$58,175	$29,424	$149,983	$103,789
Net cash used by investing activities	(15,591)	(15,168)	(41,148)	(41,160)
Free cash flow	$42,584	$14,256	$108,835	$62,629

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to the material weaknesses in our internal control over financial reporting described in the 2023 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report include, but are not limited to, any of the risks described in the 2023 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also adversely affect us. As of the date of this Report, there have been no material changes to the risk factors disclosed in the 2023 10-K, except the following:

Risks Relating to the Merger

The Merger is subject to various closing conditions, including regulatory and stockholder/shareholder approvals as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.

Closing of the Merger is subject to the satisfaction or waiver of a number of conditions specified in the Merger Agreement, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things: (1) receipt of the required approval by the Company’s stockholders; (2) receipt of the required approval by First Majestic’s shareholders; (3) First Majestic’s Registration Statement on Form F-4 having been declared effective by the SEC; (4) the accuracy of representations and warranties under the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement) and the performance of the obligations of the Company and First Majestic under the Merger Agreement in all material respects; (5) the absence of any adverse law or order prohibiting or making illegal the consummation of the Merger; (6) receipt of approvals or clearances pursuant to Mexico’s antitrust law; (7) the First Majestic common shares issuable in the Merger having been approved for listing on the NYSE, subject to official notice of issuance, and conditionally approved or authorized for listing on the Toronto Stock Exchange (the “TSX”), subject to customary listing requirements; (8) absence of a material adverse effect since the signing of the Merger Agreement; and (9) receipt of an opinion from counsel to the effect that, on the basis of facts, representations and assumptions set forth or referred to in such opinion, the Merger qualifies as a “reorganization” within the meaning of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended.

The governmental authorities from which authorizations are required have broad discretion in administering the governing laws and regulations and may take into account various facts and circumstances in their consideration of the transactions contemplated by the Merger Agreement. These governmental authorities may initiate proceedings or otherwise seek to prevent the Merger. As a condition to the authorization of the transactions contemplated by the Merger Agreement, these governmental authorities may also impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of First Majestic’s business after the combination of First Majestic and the Company following receipt of final antitrust approval. The Company’s special meeting of stockholders may take place before the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known. Notwithstanding the foregoing, if the Merger is approved by the Company’s stockholders, the Company may not be required to seek further approval from its stockholders.

The Company cannot provide any assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), the Company cannot provide any assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either the Company’s or First Majestic’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause the Company and/or First Majestic not to realize some or all of the benefits that each expects to achieve if the Merger is successfully completed within the expected timeframe and an extended timeframe could increase the chance that an adverse event occurs with respect to the Company or First Majestic.

Failure to complete the transactions contemplated by the Merger Agreement could negatively impact the price of the Company’s common stock, and its future business and financial results.

If the transactions contemplated by the Merger Agreement are not completed for any reason, the Company’s ongoing business may be materially and adversely affected and the Company would be subject to a number of risks, including, but not limited to, the following:

•The Company may experience negative reactions from the financial markets, including negative impacts on trading prices of the Company’s common stock, and from the Company’s employees and suppliers; and
•The Company will be required to pay First Majestic a termination payment of $28.0 million if the Merger Agreement is terminated in certain circumstances.

In addition, the Company could be subject to litigation related to any failure to complete the acquisition or related to any proceeding to specifically enforce the Company’s performance obligations under the Merger Agreement.

If any of these risks materialize, they may materially and adversely affect the Company’s business, financial condition, financial results and stock prices.

Because the exchange ratio is fixed and the market price of First Majestic common shares has fluctuated and will continue to fluctuate, the Company’s stockholders cannot be sure of the market value of the merger consideration they will receive in the Merger prior to the closing of the Merger.

At the effective time of the Merger, each share of the Company’s common stock that is outstanding immediately prior to the effective time (excluding Company common stock to be cancelled as described in the Merger Agreement) will be converted into the right to receive 2.55 First Majestic common shares. Because the exchange ratio is fixed, the value of the merger consideration will depend on the market price of First Majestic common shares at the effective time of the Merger. The market price of First Majestic common shares has fluctuated since the date of the announcement of the Merger and is expected to continue to fluctuate until the closing date of the Merger, which could occur a considerable amount of time after the Merger Agreement was entered into or any other time. Changes in the price of First Majestic common shares may result from a variety of factors, including, among others, general market and economic conditions, changes in First Majestic’s and the Company’s respective businesses, operations and prospects, risks inherent in their respective businesses, changes in market assessments of the likelihood that the proposed transaction will be completed and/or the value that may be generated by the proposed transaction and changes with respect to expectations regarding the timing of the proposed transaction and regulatory considerations. Many of these factors are beyond the Company’s control. If the price of First Majestic common shares declines between the date the Merger Agreement was signed and the date of the Company’s special meeting of stockholders to approve the Merger and the consummation of the Merger, including for any of the reasons described above, the Company’s stockholders will receive First Majestic common shares that have a market value upon the consummation of the Merger that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed or on the date of the Company’s special meeting of stockholders to approve the Merger, respectively.

The First Majestic common shares to be received by the Company’s stockholders at the effective time of the Merger will provide the Company’s stockholders different rights from the rights they had as holders of shares of the Company’s common stock.

At the effective time of the Merger, the Company’s stockholders will no longer be stockholders of the Company’s common stock but will instead have the right to become shareholders of First Majestic. The rights of former Company stockholders in their capacities as stockholders will then be governed by the laws of British Columbia, Canada and by the terms of First Majestic’s articles, which are in some respects materially different from the laws of Delaware and the terms of the Company’s certificate of incorporation and bylaws, which currently govern the rights of the Company’s stockholders.

After First Majestic’s combination with the Company, First Majestic may fail to realize the projected benefits of the Merger, which could adversely affect the value of First Majestic common shares.

First Majestic and the Company have operated and, absent closing of the Merger, will continue to operate independently. The success of First Majestic’s combination with the Company will depend, in part, on First Majestic’s ability to realize the anticipated benefits from combining the businesses of the Company and First Majestic following the Merger, including operational and other synergies that the Company believes the combined company will achieve. The anticipated benefits of First Majestic’s combination with the Company may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that the Company does not currently foresee. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the transaction that were not discovered in the course of performing due diligence. Coordinating certain aspects of the operations and personnel of First Majestic with the Company after the combination of First Majestic and the Company will involve operational, technological and personnel-related challenges. Additionally, the integration will require significant time and focus from management following the combination which may disrupt the business of the combined company. First Majestic’s production estimates and capital and operating cost estimates relating to the combined company following the transaction are based on certain assumptions and are inherently subject to significant uncertainties. Actual results for the combined company may differ from current estimates and assumptions, and these differences may be material. Experience from actual mining or processing operations may identify new or unexpected conditions which could reduce production below, and/or increase capital and/or operating costs above, current estimates. If actual results are less favorable than current estimates, the combined company’s business, results of operations, financial condition and liquidity could be adversely impacted.

The Company has received demand letters and the Company may be targets of legal claims, securities class actions, derivative lawsuits and other claims which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. The Company has received a number of demand letters alleging that the disclosures contained in the proxy statement/prospectus included in the Registration Statement on Form F-4 filed with the SEC by First Majestic on October 15, 2024 were deficient and demanding that certain corrective disclosures be made (the “Demand Letters”). The Company believes the claims asserted in the Demand Letters are without merit but cannot predict the outcome of any such matters. Lawsuits and additional demand letters arising out of the Merger may also be filed or received in the future. The outcome of any such demands and complaints and any litigation ensuing from such demands and complaints cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

2.1+	Agreement and Plan of Merger, dated September 5, 2024, by and among Gatos Silver, Inc., First Majestic Silver Corp. and Ocelot Transaction Corp., incorporated by reference to Exhibit 2.1 of Form 8 K of Registrant filed on September 6, 2024.

10.1	Voting and Support Agreement, dated September 5, 2024, by and among First Majestic Silver Corp., Ocelot Transaction Corporation, Electrum Silver US LLC and Electrum Silver US II LLC, incorporated by reference to Exhibit 10.1 of Form 8 K of Registrant filed on September 6, 2024.

10.2	Form of Director and Officer Voting and Support Agreement, incorporated by reference to Exhibit 10.2 of Form 8 K of Registrant filed on September 6, 2024.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1**	Section 1350 Certifications

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_________________________________
*    Filed herewith
**    Furnished herewith
+    Certain schedules are omitted pursuant to item 601(a)(5) of Regulation S-K. Gatos agrees to furnish supplementally any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATOS SILVER, INC.
(Registrant)

November 12, 2024	By:	/s/ Dale Andres
Dale Andres
Chief Executive Officer

November 12, 2024	By:	/s/ André van Niekerk
André van Niekerk
Chief Financial Officer